Form 10-Q
period 2013-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2013-11-25
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

Commission File Number: 001-36135
________________________
BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2616226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 15th Floor New York, NY (Address of principal executive offices)	10281 (Zip Code)
(212) 417-7000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The registrant became subject to the filing requirements on October 11, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Combined Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012	1
	Combined Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012	2
	Combined Statements of Equity (unaudited) for the nine months ended September 30, 2013 and 2012	3
	Combined Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	4
	Notes to Combined Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	38

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	39
Item 1A.	Risk Factors.	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	58
Item 3.	Defaults Upon Senior Securities.	58
Item 4.	Mine Safety Disclosures.	58
Item 5.	Other Information.	58
Item 6.	Exhibits.	59
Signatures		60

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

COMBINED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2013	December 31, 2012

ASSETS
Investments in real estate:
Land	$101,548	$101,548
Buildings and improvements	677,445	676,420
Tenant improvements	84,912	70,604
	863,905	848,572
Less: accumulated depreciation	(107,438)	(92,500)
Investments in real estate, net	756,467	756,072

Cash and cash equivalents	7,661	5,707
Rents, deferred rents and other receivables, net	38,016	30,437
Due from affiliates, net	4,321	1,785
Intangible assets, net	24,300	28,203
Deferred charges, net	24,670	25,022
Prepaid and other assets, net	8,614	12,540
Total assets	$864,049	$859,766

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans, net	$314,862	$319,678
Accounts payable and other liabilities	24,344	21,170
Intangible liabilities, net	8,531	10,215
Total liabilities	347,737	351,063

Commitments and Contingencies (See Note 9)

Equity:
Stockholder’s Equity:
Preferred stock, $0.01 par value, 20,000,125 shares authorized; no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized; 1,000 shares and no shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	28	—
Total stockholder’s equity	28	—
TRZ Holdings IV LLC’s interest	516,284	508,703
Total equity	516,312	508,703
Total liabilities and equity	$864,049	$859,766

See accompanying notes to combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

COMBINED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Revenue:
Rental income	$13,449	$12,725	$40,011	$38,811
Tenant reimbursements	7,511	6,804	22,904	20,542
Parking	2,895	2,511	8,554	7,346
Interest and other	1,379	663	2,789	2,240
Total revenue	25,234	22,703	74,258	68,939

Expenses:
Rental property operating and maintenance	8,956	8,141	25,649	23,639
Real estate taxes	2,266	2,010	7,688	6,032
Parking	633	530	2,125	1,717
Other expense	599	340	1,862	922
Depreciation and amortization	7,360	7,039	21,664	21,567
Interest	4,389	4,477	13,091	13,395
Total expenses	24,203	22,537	72,079	67,272

Net income	$1,031	$166	$2,179	$1,667

See accompanying notes to combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

COMBINED STATEMENTS OF EQUITY
(Unaudited; in thousands)

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	TRZ Holdings IV LLC’s Interest	Total Equity
	Preferred Stock	Common Stock

Balance, December 31, 2012	—	—	$—	$—	$—	$508,703	$508,703
Net income						2,179	2,179
Issuance of common stock		1,000		—	28		28
Contributions from TRZ Holdings IV LLC, net						5,402	5,402
Balance, September 30, 2013	—	1,000	$—	$—	$28	$516,284	$516,312

	Number of Shares		Preferred Stock	Common Stock	Additional Paid-in Capital	TRZ Holdings IV LLC’s Interest	Total Equity
	Preferred Stock	Common Stock

Balance, December 31, 2011	—	—	$—	$—	$—	$477,751	$477,751
Net income						1,667	1,667
Contributions from TRZ Holdings IV LLC, net						14,209	14,209
Balance, September 30, 2012	—	—	$—	$—	$—	$493,627	$493,627

See accompanying notes to combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$2,179	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,664	21,567
Amortization of below-market leases/ above-market leases	(1,482)	(1,650)
Straight line rent amortization	(6,275)	(3,743)
Amortization of tenant inducements	735	564
Amortization of debt discount	471	455
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(1,302)	101
Due from affiliates	(2,536)	(397)
Deferred charges	(2,673)	(3,599)
Prepaid and other assets	3,190	(374)
Accounts payable and other liabilities	3,489	4,729
Net cash provided by operating activities	17,460	19,320
Cash flows from investing activities:
Expenditures for improvements to real estate	(15,649)	(24,482)
Net cash used in investing activities	(15,649)	(24,482)
Cash flows from financing activities:
Principal payments on:
Mortgage loans	(5,287)	(4,967)
Contributions from TRZ Holdings IV LLC, net	5,402	14,209
Issuance of common stock	28	—
Net cash provided by financing activities	143	9,242
Net change in cash and cash equivalents	1,954	4,080
Cash and cash equivalents at beginning of period	5,707	7,512
Cash and cash equivalents at end of period	$7,661	$11,592

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

COMBINED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,665	$12,984

Supplemental disclosure of non-cash investing and financing activities:
Accrued deferred leasing costs	$2,124	$715
Accrual for real estate improvements and purchases of furniture, fixtures, and equipment	1,626	534

See accompanying notes to combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

General

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”) and the issuance of shares of Series A preferred stock in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited partnership, and an indirect subsidiary of Brookfield Office Properties Inc. (“BPO”).

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owns 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owns approximately 84% of the member units of TRZ.

On October 15, 2013, TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for interests in Brookfield DTLA Fund Properties II LLC and Brookfield DTLA Fund Properties III LLC. 333 South Hope owns Bank of America Plaza (“BOA Plaza”) and EYP Realty owns Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

MPG Acquisition

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. See Note 10 “Subsequent Events.” In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Tower, KPMG Tower, The Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Predecessor Entities

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the contribution of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) constitute a transaction between entities under common control. A combination between entities that already share the same parent is not considered a business combination because there is no change in control at the parent level. Accordingly, the operations of the Predecessor Entities contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented and the assets and liabilities of BOA Plaza and EY Plaza were recorded at the carrying values reflected in the books and records of 333 South Hope and EYP Realty. As such, no gain or loss has been recorded in the combined statement of operations due to this transaction. TRZ’s interest in the Predecessor Entities is included as TRZ Holdings IV LLC’s interest in the combined balance sheet and combined statement of equity.

As used in these combined financial statements and related notes, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to the combination of Brookfield DTLA Fund Office Trust Investor Inc. and the Predecessor Entities.

Principles of Combination and Basis of Presentation

The accompanying unaudited financial statements include the accounts of Brookfield DTLA, BOA Plaza and EY Plaza presented on a combined basis in accordance with GAAP.

The unaudited combined financial statements and related disclosures have been prepared in accordance with GAAP applicable to interim financial information and with the instructions to Form 10‑Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Brookfield DTLA and the Predecessor Entities as of and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

Brookfield DTLA operates in a single reportable segment referred to as its office segment, which includes the operation and management of commercial office properties. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s combined operations based on geography, size or type. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Use of Estimates

The preparation of combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could ultimately differ from such estimates.

Significant Accounting Policies

Investments in Real Estate—

Land is carried at cost. Buildings and improvements are recorded at historical cost and are depreciated on a straight-line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the combined statement of operations on a straight-line basis over the term of the related lease. Furniture, equipment and certain improvements are depreciated on a straight-line basis over periods up to 10 years.

Upon acquisition of real estate, Brookfield DTLA assesses the fair value of acquired assets (including land, buildings and improvements, identifiable intangibles, such as acquired above- and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and allocates the purchase price based on these assessments. Brookfield DTLA assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information and records acquired intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. The value of the acquired above-market and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income in the combined statement of operations over the remaining term of the associated lease. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in-place leases is included in depreciation and amortization in the combined statement of operations.

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis, to the carrying amount of the real estate. Such carrying amount would be adjusted to its fair value, if necessary, to reflect impairment in the value of the asset. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of the Predecessor Entities’ real estate assets existed at September 30, 2013 and December 31, 2012.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash and Cash Equivalents—

Cash and cash equivalents include all cash and short-term investments with an original maturity of three months or less. To date, Brookfield DTLA has not experienced any losses on invested cash.

Rents, Deferred Rents and Other Receivables, Net—

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable. Brookfield DTLA evaluates its deferred rent receivable to consider if an allowance is necessary.

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

There was no allowance for doubtful accounts as of September 30, 2013 and December 31, 2012, and there was no provision for doubtful accounts recorded during the nine months ended September 30, 2013 and 2012.

Due from Affiliates, Net—

The components of the amount due from affiliates in the combined balance sheet are as follows (in thousands):

	September 30, 2013	December 31, 2012
Related party receivable	$7,980	$1,785
Related party payables	(3,659)	—
Net amount due from affiliates	$4,321	$1,785

The amount due from affiliates is secured by a non-interest bearing note receivable that is due on demand from an affiliate company under common control through BPO.

Deferred Leasing Costs—

Deferred leasing costs, primarily commissions related to leasing activities, are deferred and amortized on a straight-line basis over the terms of the related leases as part of depreciation and amortization in the combined statement of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets include prepaid insurance, deferred charges and tenant inducements. Any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the combined statement of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Mortgage Loans, Net—

Mortgage loans are presented in the combined balance sheet net of unamortized debt discounts totaling $0.5 million and $1.0 million as of September 30, 2013 and December 31, 2012, respectively.

Debt discounts totaling $0.5 million and $0.5 million were amortized during the nine months ended September 30, 2013 and 2012, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and were included as part of interest expense in the combined statement of operations.

Revenue Recognition—

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the combined statement of operations in the period during which the expenses are incurred.

Income Taxes—

Brookfield DTLA intends to elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2013. Brookfield DTLA intends to conduct its operations so as to qualify as a REIT. Accordingly, Brookfield DTLA will not be subject to U.S. federal income tax, provided that it qualifies as a REIT and distributions to its stockholders generally equal or exceed its taxable income.

However, qualification and taxation as a REIT depends upon Brookfield DTLA’s ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that Brookfield DTLA will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If Brookfield DTLA fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates, and it may be ineligible to qualify as a REIT for four subsequent tax years. Brookfield DTLA may also be subject to certain state or local income taxes, or franchise taxes on its REIT activities.

Brookfield DTLA has made no provision for income taxes in its combined financial statements. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. The Predecessor Entities had no unrecognized tax benefits of September 30, 2013 and do not expect their unrecognized tax benefits balance to change during the next 12 months. The Predecessor Entities’ 2009, 2010 and 2011 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Concentration of Risks

Brookfield DTLA’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. Management routinely assesses the financial strength of its tenants and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Brookfield DTLA places its temporary cash investments with federally insured institutions. Cash balances with any one institution may at times be in excess of the federally insured limits. Brookfield DTLA’s properties are located in Los Angeles, California (specifically in the LACBD), and this concentration exposes Brookfield DTLA to certain risks, including local economic conditions, which are not within management’s control.

Accounting for Conditional Asset Retirement Obligations

Brookfield DTLA has evaluated whether it has any conditional asset retirement obligations, which are a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, Brookfield DTLA recognized a liability for a conditional asset retirement obligation.

Note 3—Intangible Assets and Liabilities

The Predecessor Entities’ intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Intangible Assets
In-place leases	$6,503	$6,503
Tenant relationships	46,248	46,248
Above-market leases	2,301	2,301
	55,052	55,052
Accumulated amortization	(30,752)	(26,849)
Intangible assets, net	$24,300	$28,203

Intangible Liabilities
Below-market leases	$36,669	$36,669
Accumulated amortization	(28,138)	(26,454)
Intangible liabilities, net	$8,531	$10,215

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Rental income	$489	$528	$1,482	$1,650
Depreciation and amortization expense	1,275	531	3,701	4,259

As of September 30, 2013, the estimate of the amortization of intangible assets and liabilities over the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2013	$1,301	$561
2014	4,299	2,139
2015	4,072	1,984
2016	3,798	1,611
2017	3,104	1,219
Thereafter	7,726	1,017
	$24,300	$8,531

Note 4—Mortgage Loans

The Predecessor Entities’ debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	September 30, 2013	December 31, 2012
Fixed-Rate Debt
BOA Plaza	9/7/2014	5.06%	$171,101	$173,734
BOA Plaza	9/7/2014	6.26%	44,557	45,243
EY Plaza	2/1/2014	5.07%	99,748	101,716
Total fixed-rate debt			315,406	320,693
Debt discount			(544)	(1,015)
Total debt, net			$314,862	$319,678

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2013, the Predecessor Entities’ debt to be repaid in the next five years is as follows (in thousands):

2013	$1,804
2014	313,602
2015	—
2016	—
2017	—
$315,406

We make monthly payments of principal and interest of $1,345,000 on the BOA Plaza mortgage loans pursuant to the terms of the loan agreements. The mortgage loans are collateralized by the property and are cross-defaulted. The BOA Plaza mortgage loans mature on September 7, 2014. Brookfield DTLA intends to refinance the mortgage loans prior to or upon maturity.

We make monthly payments of principal and interest of $649,182 on the EY Plaza mortgage loan pursuant to the terms of the loan agreement. The EY Plaza mortgage loan is collateralized by the property. The EY Plaza mortgage loan matures on February 1, 2014. Brookfield DTLA intends to refinance the mortgage loan prior to or upon maturity.

Note 5—Equity

Common Stock

On April 24, 2013, Brookfield DTLA received an initial contribution of $1,000 from Brookfield DTLA Holdings LLC in exchange for 1,000 shares of Brookfield DTLA common stock. An additional $27,000 was contributed by Brookfield DTLA Holdings LLC on September 30, 2013.

No dividends were declared on Brookfield DTLA’s common stock during the nine months ended September 30, 2013.

Preferred Stock

In connection with the acquisition of MPG on October 15, 2013, Brookfield DTLA issued 9,730,370 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). On October 10, 2013 in advance of the MPG acquisition, Series B Cumulative Nonvoting Preferred Stock, par value $0.01 per share, having an initial liquidation preference of $125,000 ($1,000 per share), was issued to 125 stockholders in order to satisfy certain requirements for Brookfield DTLA to be treated as a REIT under the Code. See Note 10 “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Financial Instruments

Brookfield DTLA’s financial instruments include cash, cash equivalents, rents and other receivables, and accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC Topic 820 established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Brookfield DTLA utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, as well as consider counterparty credit risk in its assessment of fair value.

The estimated fair value and the carrying amount of the Predecessor Entities’ mortgage loans are as follows (in thousands):

	September 30, 2013	December 31, 2012
Estimated fair value	$319,678	$330,267
Carrying amount	315,406	320,693

Brookfield DTLA calculated the fair value of the Predecessor Entities’ mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings, which were provided by a third-party specialist. The fair value of mortgage loans is classified as Level 2.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Rental Income

Future minimum rental income (on a non-straight line basis) to be received by the Predecessor Entities under noncancelable tenant operating leases in effect as of September 30, 2013 for the years ending December 31 is as follows (in thousands):

2014	$50,658
2015	50,673
2016	48,887
2017	47,131
2018	37,270
Thereafter	136,946
$371,565

Note 8—Related Party Transactions

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated through common ownership with BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements).

A summary of costs incurred by the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Management fees expense	$737	$635	$2,093	$2,011
General, administrative and reimbursable expenses	297	291	867	889
Leasing and construction management fees	162	213	659	1,041

Management fees expense, and general, administrative and reimbursable expenses are reported as part of rental property operating and maintenance expense in the combined statement of operations. Leasing and construction management fees are capitalized and reported as part of building and improvements in the combined balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Insurance Agreement

BOA Plaza and EY Plaza are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $1.5 billion per occurrence. In addition, the properties are also covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. To the extent an act or acts of terrorism produce losses in excess of the limits in place, the resulting loss could have a material effect on Brookfield DTLA’s combined financial statements. Brookfield DTLA has reviewed the mortgage loan agreements of the Predecessor Entities and management believes Brookfield DTLA is in compliance, in all material respects, with the contractual obligations regarding terrorism insurance contained in such agreements.

Insurance premiums are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums and records the related expense as part of rental property operating and maintenance expense in the combined statement of operations.

A summary of costs incurred by the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Insurance expense	$1,234	$1,015	$3,655	$3,450

Note 9—Commitments and Contingencies

Litigation

General—

Brookfield DTLA and the Predecessor Entities may be subject to pending legal proceedings and litigation incidental to their business. After consultation with legal counsel, management believes that any liability that may potentially result upon resolution of such matters is not expected to have a material adverse effect on our business, financial condition or combined financial statements as a whole.

Merger-Related Litigation—

Following the announcement of the execution of the Merger Agreement, seven putative class actions were filed against BPO, Brookfield DTLA, Brookfield DTLA Holdings LLC, Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties (collectively, the “Brookfield Parties”), MPG Office Trust, Inc., MPG Office, L.P., and the members of MPG Office Trust, Inc.’s board of directors. Five of these lawsuits were filed on behalf of MPG Office Trust, Inc.’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Superior Court of the State of California in Los Angeles County on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24-C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24-C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24-C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24-C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of MPG Office Trust, Inc.’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

In each of the Common Stock Actions, the plaintiffs allege, among other things, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties in connection with the merger by failing to maximize the value of MPG Office Trust, Inc. and ignoring or failing to protect against conflicts of interest, and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of fiduciary duty. The Kim Action further alleges that MPG Office, L.P. also aided and abetted the breaches of fiduciary duty by MPG Office Trust, Inc.’s board of directors, and the Dell’Osso Action further alleges that MPG Office Trust, Inc. and MPG Office, L.P. aided and abetted the breaches of fiduciary duty by MPG Office Trust, Inc.’s board of directors. On June 4, 2013, the Kim and Perkins plaintiffs filed identical, amended complaints in the Circuit Court for Baltimore City, Maryland. On June 5, 2013, the Masih plaintiffs also filed an amended complaint in the Superior Court of the State of California in Los Angeles County. The three amended complaints, as well as the Dell’Osso Action complaint, allege that the preliminary proxy statement filed by MPG Office Trust, Inc. with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2013 is false and/or misleading because it fails to include certain details of the process leading up to the merger and fails to provide adequate information concerning MPG Office Trust, Inc.’s financial advisors.

In each of the Preferred Stock Actions, which were brought on behalf of MPG Office Trust, Inc.’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, MPG Office Trust, Inc. breached the Articles Supplementary, which governs the issuance of the MPG preferred shares, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties by agreeing to a merger agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleges that MPG Office Trust, Inc.’s board of directors failed to disclose material information regarding BPO’s extension of the tender offer. On that same day, an intervenor plaintiff, preferred stockholders EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities Master Fund II, LP, and EJF Select Master Fund (collectively ‘‘EJF’’), filed a brief in support of the Cohen and Donlan plaintiffs’ motion for preliminary injunction, which included additional allegations that (i) MPG Office Trust, Inc.’s board of directors breached their fiduciary duties by entering into a transaction that favored the common stockholders and disfavored the preferred stockholders; and (ii) the disclosures filed by MPG and BPO are misleading because the new preferred shares do not have the same rights as the MPG preferred shares because of the ability of other BPO subsidiaries to issue securities that will have an effective priority over the new preferred shares.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

The plaintiffs in the seven lawsuits sought an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. Additionally, as part of the MOU, MPG agreed (i) to make certain additional disclosures related to the proposed merger, which were filed with the SEC on a Schedule 14A dated July 11, 2013, (ii) to amend the Merger Agreement to allow MPG to release third parties currently subject to confidentiality agreements with MPG from any standstill restrictions contained in such agreements, and (iii) to file a Current Report on Form 8-K and related press release (which were respectively filed and issued on July 11, 2013). Finally, in connection with the proposed settlement, plaintiffs in the Common Stock Actions intend to seek, and the defendants have agreed to pay, an award of attorneys’ fees and expenses in an amount to be determined by the Superior Court of the State of California in Los Angeles County.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The parties have agreed that the defendants will have 30 days to respond to the second amended complaint.

While the final outcome with respect to the Merger Litigations cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations or liquidity of Brookfield DTLA.

Note 10—Subsequent Events

Acquisition of MPG Office Trust, Inc.

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG. Brookfield DTLA indirectly acquired all of the issued and outstanding shares of MPG common stock for cash consideration of $3.15 per share. In connection with the acquisition, DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings LLC, made a tender offer to purchase all of the issued and outstanding shares of MPG 7.625% Series A Cumulative Redeemable Preferred Stock (the “MPG Preferred Stock”) for cash consideration of $25.00 per share (the “offer price”). A total of 372,901 shares of MPG Preferred Stock were validly tendered into the offer and the holders thereof received the offer price for such shares. At the effective time of the merger, each share of MPG Preferred Stock that was issued and outstanding immediately prior to the merger, including each share of MPG Preferred Stock acquired by DTLA Fund Holding Co. in the offer, was exchanged for one share of Series A Preferred Stock with rights, terms and conditions substantially identical to those of the MPG Preferred Stock.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of the purchase price paid by Brookfield DTLA in connection with the MPG acquisition are as follows:

MPG common stock and noncontrolling common units	57,540,216
MPG in-the-money equity awards	2,524,079
60,064,295
Merger consideration per common share	$3.15
Cash consideration – common stock	$189,202,529

MPG Preferred Stock tendered by holders	372,901
Tender offer price per share	$25.00
Cash consideration – MPG Preferred Stock	$9,322,525

Total cash consideration	$198,525,054

Fair value of Series A Preferred Stock issued by Brookfield DTLA	$233,936,725

Total purchase price	$432,461,779

The cash consideration paid was settled using cash contributed to Brookfield DTLA by Brookfield DTLA Holdings LLC. The fair value of the 9,730,370 shares of Series A Preferred Stock issued by Brookfield DTLA in the merger was based on an estimate of what similar securities would be worth, which was determined to be $25.00 per share. The valuation took into consideration risks associated with owning this type of security, underlying cash flow projections of Brookfield DTLA’s properties (discounted to present value), projections on the timing of dividend payments, and the projected period the Series A Preferred Stock would be outstanding.

On October 10, 2013, in advance of the MPG acquisition, Series B Cumulative Nonvoting Preferred Stock, par value $0.01 per share, having an initial liquidation preference of $125,000 ($1,000 per share), was issued to 125 stockholders in order to satisfy certain requirements for Brookfield DTLA to be treated as a REIT under the Code.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

The acquisition of MPG is being accounted for in accordance with ASC Topic 805, Business Combinations. Brookfield DTLA will consolidate its interest in MPG effective October 15, 2013 and recognize the assets and liabilities of MPG at fair value as of that date. The following is a preliminary estimate of the fair value assigned to the identifiable assets and liabilities acquired (in millions):

Purchase price	$433
Identifiable Assets:
Investments in real estate	$1,689
Cash and cash equivalents	272
Restricted cash	35
Rents, deferred rents and other receivables	1
Intangible assets	178
Other current assets	2
Identifiable Liabilities:
Mortgage loans	(1,638)
Accounts payable and other liabilities	(34)
Intangible liabilities	(72)
Total identifiable assets, net	433
Residual amount	$—

Refinancing of 777 Tower Mortgage Loan

On October 15, 2013, Brookfield DTLA Holdings LLC refinanced the $273.0 million mortgage loan secured by the 777 Tower office property located in Los Angeles, California, a property that was acquired by Brookfield DTLA in the MPG acquisition. In connection with the refinancing, Brookfield DTLA repaid $73.0 million of principal.

The new $200.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.70%, and matures on November 1, 2018 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The mortgage loan is locked out from prepayment until November 1, 2015. Thereafter, the loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until November 1, 2017, after which the loan can be repaid without penalty. As required by the loan agreement, Brookfield DTLA entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75% during the original term of the loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
(Unaudited)

Refinancing of KPMG Tower Mortgage Loan

On November 8, 2013, Brookfield DTLA Holdings LLC refinanced the $333.0 million mortgage loan secured by the KPMG Tower office property located in Los Angeles, California, a property that was acquired by Brookfield DTLA in the MPG acquisition. In connection with the refinancing, Brookfield DTLA repaid $43.0 million of principal.

The new $290.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.80%, and matures on December 1, 2016 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The loan mortgage loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until December 1, 2015, after which the loan can be repaid without penalty. As required by the loan agreement, Brookfield DTLA entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the original term of the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the combined financial statements and the related notes thereto that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q as well as the information contained in Brookfield DTLA’s Registration Statement on Form S-4, as amended (Reg. No. 333-189273) filed with the U.S. Securities and Exchange Commission (the “SEC”).

Overview and Background

General

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”) and the issuance of shares of Series A preferred stock in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited partnership, and an indirect subsidiary of Brookfield Office Properties Inc. (“BPO”).

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owns 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owns approximately 84% of the member units of TRZ.

On October 15, 2013, TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for interests in Brookfield DTLA Fund Properties II LLC and Brookfield DTLA Fund Properties III LLC. 333 South Hope owns Bank of America Plaza (“BOA Plaza”) and EYP Realty owns Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. The operations of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented.

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. See “Subsequent Events.” In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Tower, KPMG Tower, The Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA intends to elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ending December 31, 2013. Brookfield DTLA intends to conduct its operations so as to qualify as a REIT. Accordingly, Brookfield DTLA will not be subject to U.S. federal income tax, provided that it qualifies as a REIT and distributions to its stockholders generally equal or exceed its taxable income.

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of BOA Plaza and EY Plaza, and to a lesser extent, from its parking garages.

Corporate Strategy

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by its view of the certainty of receiving rental payments generated by the tenants of those assets.

Segment Information

Brookfield DTLA operates in a single reportable segment referred to as its office segment, which includes the operation and management of commercial office properties. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s combined operations based on geography, size or type. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

Geographical Information

All of Brookfield DTLA’s business is conducted in the United States, and it does not derive any revenue from foreign sources.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. Over the last several years, the Predecessor Entities have maintained their liquidity position through cash generated from operations and contributions from TRZ.

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations; and	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings LLC.	•	Payments in connection with loans (including debt service and principal payment obligations); and
		•	Distributions to Brookfield DTLA Holdings LLC.

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2013, the Predecessor Entities had cash and cash equivalents totaling $7.7 million.

Cash Generated from Operations—

Brookfield DTLA’s cash generated from operations is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to its tenants. Net cash generated from operations is tied to the level of operating expenses, described below under “—Potential Uses of Liquidity.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for BOA Plaza and EY Plaza for leases in place as of September 30, 2013:

	Square Feet		Leased % and In-Place Rents
	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)
BOA Plaza	1,405,428	53.24%	92.0%	$29,113,197	$22.51
EY Plaza	1,234,372	46.76%	83.1%	22,044,737	21.48
	2,639,800	100.00%	87.9%	$51,157,934	$22.06
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2013. This amount reflects total base rent before any rent abatements as of September 30, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2013 for the twelve months ending September 30, 2014 are approximately $3.7 million, or $1.59 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

The following table presents a summary of lease expirations at BOA Plaza and EY Plaza for leases in place as of September 30, 2013, plus currently available space for the remainder of 2013 and the calendar years thereafter. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2013	3,226	0.1%	$69,691	0.1%	$21.60	$21.60
2014	81,703	3.5%	1,749,573	3.4%	21.41	24.37
2015	173,211	7.5%	3,847,982	7.5%	22.22	21.28
2016	129,480	5.6%	2,786,926	5.5%	21.52	23.91
2017	140,459	6.1%	3,319,264	6.5%	23.63	26.18
Thereafter	1,791,329	77.2%	39,384,498	77.0%	21.99	27.34
Total expiring leases	2,319,408	100.0%	$51,157,934	100.0%	$22.06	$26.51
Currently available	320,392
Total rentable square feet	2,639,800
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2013. This amount reflects total base rent before any rent abatements as of September 30, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2013 for the twelve months ending September 30, 2014 are approximately $3.7 million, or $1.59 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the nine months ended September 30, 2013. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at BOA Plaza and EY Plaza during the nine months ended September 30, 2013:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2012	2,284,117	86.5%
Expirations	(158,773)	(6.0)%
New leases	84,835	3.2%
Renewals	109,229	4.2%
Leased square feet as of September 30, 2013	2,319,408	87.9%

Collectability of rent from our tenants. Brookfield DTLA’s rental income depends on collecting rent from tenants, and in particular from its major tenants. In the event of tenant defaults, Brookfield DTLA may experience delays in enforcing its rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Contributions from TRZ/Brookfield DTLA Holdings LLC—

During the nine months ended September 30, 2013 and September 30, 2012, the Predecessor Entities received contributions from TRZ totaling $5.4 million and $14.2 million, respectively. Contributions received during 2012 were primarily used for the development of and marketing and advertising expenditures related to a retail project at EY Plaza that was completed in the fourth quarter 2012. The retail portion of EY Plaza contains approximately 330,000 rentable square feet. In the first quarter of 2011, an approximate $50 million renovation began that both modernized the retail premises and created “Taste,” a 500 seat indoor/outdoor dining destination.

To the extent that future contributions are needed, Brookfield DTLA Holdings LLC has agreed to fund up to $260 million, for which it will be entitled to receive a preferred return.

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

The Predecessor Entities have generated sufficient cash from operations to fund their operating activities. In the future, should the cash generated by Brookfield DTLA’s properties, including the properties acquired from MPG, not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Expenditures—

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain Brookfield DTLA’s properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the length of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending between $35 million and $40 million over the next ten years, with the majority ($25 million to $30 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

Payments in Connection with Loans—

Debt Service. We make monthly payments of principal and interest of $1,345,000 and $649,182, respectively, on the BOA Plaza and EY Plaza mortgage loans pursuant to the terms of the loan agreements. These payments are funded by cash generated from property operations.

Principal Payment Obligations. As the Predecessor Entities’ debt matures, principal payment obligations present significant future cash requirements. As of September 30, 2013, a summary of debt maturing in 2014 is as follows (in thousands):

BOA Plaza	$215,658
EY Plaza	99,748
Principal payable at maturity	$315,406

The BOA Plaza and EY Plaza mortgage loans mature on September 7, 2014 and February 1, 2014, respectively. Brookfield DTLA intends to refinance these loans prior to or upon maturity. Management expects each of the refinancings to generate proceeds in excess of the amounts necessary to refinance the existing mortgage loans, pay all fees and other expenses related to the refinancing, and create or maintain related reserves.

Brookfield DTLA currently intends to refinance the existing mortgage loans on the MPG properties on or about their scheduled maturity with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for the MPG properties is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $150 million to complete these refinancings, all of which will occur prior to 2017. After the closing of the MPG acquisition, Brookfield DTLA refinanced the mortgage loans secured by 777 Tower and KPMG Tower. See “Subsequent Events.” There can be no assurance that any of these refinancings can be accomplished, what terms will be available in the market for these type of financings at the time of any refinancing, or that these refinancings will generate net cash proceeds.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Distributions to Brookfield DTLA Holdings LLC—

During 2013, Brookfield DTLA intends to refinance the mortgage loans secured by BOA Plaza and EY Plaza. If the refinancings generate net cash proceeds to Brookfield DTLA Fund Properties III LLC, a subsidiary of Brookfield DTLA, it is anticipated that the net cash proceeds will be distributed by Brookfield DTLA Fund Properties III LLC to Brookfield DTLA Holdings LLC.

Indebtedness

As of September 30, 2013, the Predecessor Entities’ debt was comprised of mortgage loans secured by two properties. Certain information with respect to the indebtedness of the Predecessor Entities as of September 30, 2013 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Fixed-Rate Debt
BOA Plaza	5.06%	9/7/2014	$171,101	$8,782
BOA Plaza	6.26%	9/7/2014	44,557	2,828
EY Plaza	5.07%	2/1/2014	99,748	5,125
Total fixed-rate rate debt			315,406	$16,735
Debt discount			(544)
Total debt, net			$314,862
__________

(1)	Assuming no payment has been made in advance of its due date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended September 30, 2013 to September 30, 2012

Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	9/30/2013	9/30/2012
Revenue:
Rental income	$13.4	$12.7	$0.7	6%
Tenant reimbursements	7.5	6.8	0.7	10%
Parking	2.9	2.5	0.4	16%
Interest and other	1.4	0.7	0.7	100%
Total revenue	25.2	22.7	2.5	11%

Expenses:
Rental property operating and maintenance	8.9	8.1	0.8	10%
Real estate taxes	2.3	2.0	0.3	15%
Parking	0.6	0.5	0.1	19%
Other expense	0.6	0.3	0.3	100%
Depreciation and amortization	7.4	7.1	0.3	4%
Interest	4.4	4.5	(0.1)	(2)%
Total expenses	24.2	22.5	1.7	8%
Net income	$1.0	$0.2	$0.8

Rental Income

Rental income increased $0.7 million, or 6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily as a result of rental income earned as a result of the completion of the EY Plaza retail project during the fourth quarter of 2012.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $0.7 million, or 10%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, mainly due to increased operating costs passed on to tenants in connection with the opening of the EY Plaza retail project during the fourth quarter of 2012.

Interest and Other Revenue

Interest and other revenue increased $0.7 million, or 100%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily as a result of settlement payments received from former tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $0.8 million, or 10%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, largely as a result of increased operating costs attributable to the opening of the EY Plaza retail project during the fourth quarter of 2012.

Comparison of the Nine Months Ended September 30, 2013 to September 30, 2012

Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	9/30/2013	9/30/2012
Revenue:
Rental income	$40.0	$38.8	$1.2	3%
Tenant reimbursements	22.9	20.6	2.3	11%
Parking	8.6	7.3	1.3	18%
Interest and other	2.8	2.2	0.6	27%
Total revenue	74.3	68.9	5.4	8%

Expenses:
Rental property operating and maintenance	25.6	23.6	2.0	8%
Real estate taxes	7.7	6.0	1.7	28%
Parking	2.1	1.7	0.4	23%
Other expense	1.9	0.9	1.0	111%
Depreciation and amortization	21.7	21.6	0.1	—%
Interest	13.1	13.4	(0.3)	(2)%
Total expenses	72.1	67.2	4.9	7%
Net income	$2.2	$1.7	$0.5

Rental Income

Rental income increased $1.2 million, or 3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily as a result of rental income earned as a result of the completion of the EY Plaza retail project during the fourth quarter of 2012.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $2.3 million, or 11%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, mainly due to increased operating costs passed on to tenants in connection with the opening of the EY Plaza retail project during the fourth quarter of 2012.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Parking revenue increased $1.3 million, or 18%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily as a result of increased parking by customers at the EY Plaza retail project that opened during the fourth quarter of 2012.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $2.0 million, or 8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, largely as a result of increased operating costs attributable to the opening of the EY Plaza retail project during the fourth quarter of 2012.

Real Estate Taxes Expense

Real estate taxes expense increased $1.7 million, or 28%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of increased property valuations in Los Angles County.

Other Expense

Other expense increased $1.0 million, or 111%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of marketing and advertising expenditures leading up to the opening of the EY Plaza retail project during the fourth quarter of 2012.

Cash Flow

The following summary discussion of our cash flow is based on the combined statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in Brookfield DTLA’s cash flow for the periods presented below.

	For the Nine Months Ended		Increase/ (Decrease)
	September 30, 2013	September 30, 2012
	(In thousands)
Net cash provided by operating activities	$17,460	$19,320	$(1,860)
Net cash used in investing activities	(15,649)	(24,482)	(8,833)
Net cash provided by financing activities	143	9,242	(9,099)

Operating Activities

Our cash flow from operating activities is primarily dependent upon (1) the occupancy level of our portfolio, (2) the rental rates achieved on our leases, and (3) the collectability of rent and other amounts billed to our tenants and is also tied to our level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2013 totaled $17.5 million and was fairly consistent with the net cash provided by operating activities of $19.3 million during the nine months ended September 30, 2012. A $2.5 million increase in rent abatements was the main driver of the change between periods.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Our cash flow from investing activities is generally impacted by the amount of capital expenditures for our properties. Net cash used in investing activities totaled $15.6 million during the nine months ended September 30, 2013, compared to net cash used in investing activities of $24.5 million during the nine months ended September 30, 2012. Funds spent on the EY Plaza retail project, which was completed during the fourth quarter of 2012, was the primary reason for the increased spending during 2012.

Financing Activities

Our cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $0.1 million during the nine months ended September 30, 2013, compared to net cash provided by financing activities of $9.2 million during the nine months ended September 30, 2012. The decrease in funds generated by financing activities was mainly due to a decrease in contributions of $8.8 million from TRZ due to the completion in the fourth quarter of 2012 of the EY Plaza retail project.

Off-Balance Sheet Arrangements

Brookfield DTLA and the Predecessor Entities did not have any off-balance sheet arrangements as of September 30, 2013 and December 31, 2012.

Contractual Obligations

The following table provides information with respect to Predecessor Entities’ commitments as of September 30, 2013, including any guaranteed or minimum commitments under contractual obligations.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans	$1,804	$313,602	$—	$—	$—	$—	$315,406
Interest payments –
Fixed-rate debt (1)	4,179	9,038	—	—	—	—	13,217
Tenant-related commitments (2)	9,496	10,837	1,954	503	—	—	22,790
	$15,479	$333,477	$1,954	$503	$—	$—	$351,413
__________

(1)	Interest payments on the Predecessor Entities’ fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of Brookfield DTLA’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. Brookfield DTLA considers the following to be its critical accounting policies:

Assets Acquired

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the purchase price of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and value of tenant relationships, based in each case on their fair values. Management may be required to use considerable judgment when allocating the fair value of assets and liabilities acquired.

The principal valuation technique employed by Brookfield DTLA in determining the fair value of identifiable assets and liabilities is the income approach, which is then compared to the cost approach. Tangible values for investments in real estate are calculated based on replacement costs for like type quality assets. Above- and below-market lease values are determined by comparing in-place rents with current market rents. In-place lease amounts are determined by calculating the potential lost revenue during the replacement of the current leases in place. Leasing commissions and legal/marketing fees are determined based upon market allowances pro-rated over the remaining lease terms. Mortgage loans assumed in an acquisition are analyzed using current market terms for similar debt.

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. Such carrying amount would be adjusted to its fair value, if necessary, to reflect impairment in the value of the asset. Brookfield DTLA assesses fair value based on estimated cash flows projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market. The assessment as to whether our investment in real estate is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of any given valuation date. Management believes no impairment of the Predecessor Entities’ real estate assets existed at September 30, 2013 and December 31, 2012.

Revenue Recognition

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the non-cancelable term of the respective leases. Any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the combined statement of operations.

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the combined statement of operations in the period during which the expenses are incurred. Other revenue consists of tenant sales and is recognized when earned.

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rent receivable to consider if an allowance is necessary. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. As of September 30, 2013, no allowance for doubtful accounts was necessary.

New Accounting Pronouncements

There are no recently issued accounting pronouncements that have been issued but not yet applied that are expected to have a material effect on Brookfield DTLA’s combined financial statements in future periods.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Acquisition of MPG Office Trust, Inc.

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG. Brookfield DTLA indirectly acquired all of the issued and outstanding shares of MPG common stock for cash consideration of $3.15 per share. In connection with the acquisition, DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings LLC, made a tender offer to purchase all of the issued and outstanding shares of MPG 7.625% Series A Cumulative Redeemable Preferred Stock (the “MPG Preferred Stock”) for cash consideration of $25.00 per share (the “offer price”). A total of 372,901 shares of MPG Preferred Stock were validly tendered into the offer and the holders thereof received the offer price for such shares. At the effective time of the merger, each share of MPG Preferred Stock that was issued and outstanding immediately prior to the merger, including each share of MPG Preferred Stock acquired by DTLA Fund Holding Co. in the offer, was exchanged for one share of Series A Preferred Stock with rights, terms and conditions substantially identical to those of the MPG Preferred Stock.

The components of the purchase price paid by Brookfield DTLA in connection with the MPG acquisition are as follows:

MPG common stock and noncontrolling common units	57,540,216
MPG in-the-money equity awards	2,524,079
60,064,295
Merger consideration per common share	$3.15
Cash consideration – common stock	$189,202,529

MPG Preferred Stock tendered by holders	372,901
Tender offer price per share	$25.00
Cash consideration – MPG Preferred Stock	$9,322,525

Total cash consideration	$198,525,054

Fair value of Series A Preferred Stock issued by Brookfield DTLA	$233,936,725

Total purchase price	$432,461,779

The cash consideration paid was settled using cash contributed to Brookfield DTLA by Brookfield DTLA Holdings LLC. The fair value of the 9,730,370 shares of Series A Preferred Stock issued by Brookfield DTLA in the merger was based on an estimate of what similar securities would be worth, which was determined to be $25.00 per share. The valuation took into consideration risks associated with owning this type of security, underlying cash flow projections of Brookfield DTLA’s properties (discounted to present value), projections on the timing of dividend payments, and the projected period the Series A Preferred Stock would be outstanding.

On October 10, 2013, in advance of the MPG acquisition, Series B Cumulative Nonvoting Preferred Stock, par value $0.01 per share, having an initial liquidation preference of $125,000 ($1,000 per share), was issued to 125 stockholders in order to satisfy certain requirements for Brookfield DTLA to be treated as a REIT under the Code.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The acquisition of MPG is being accounted for in accordance with ASC Topic 805. Brookfield DTLA will consolidate its interest in MPG effective October 15, 2013 and recognize the assets and liabilities of MPG at fair value as of that date. The following is a preliminary estimate of the values assigned to each major class of assets and liabilities acquired (in millions):

Purchase price	$433
Identifiable Assets:
Investments in real estate	$1,689
Cash and cash equivalents	272
Restricted cash	35
Rents, deferred rents and other receivables	1
Intangible assets	178
Other current assets	2
Identifiable Liabilities:
Mortgage loans	(1,638)
Accounts payable and other liabilities	(34)
Intangible liabilities	(72)
Total identifiable assets, net	433
Residual amount	$—

Refinancing of 777 Tower Mortgage Loan

On October 15, 2013, Brookfield DTLA Holdings LLC refinanced the $273.0 million mortgage loan secured by the 777 Tower office property located in Los Angeles, California, a property that was acquired by Brookfield DTLA in the MPG acquisition. In connection with the refinancing, Brookfield DTLA repaid $73.0 million of principal.

The new $200.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.70%, and matures on November 1, 2018 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The mortgage loan is locked out from prepayment until November 1, 2015. Thereafter, the loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until November 1, 2017, after which the loan can be repaid without penalty. As required by the loan agreement, Brookfield DTLA entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75% during the original term of the loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Refinancing of KPMG Tower Mortgage Loan

On November 8, 2013, Brookfield DTLA Holdings LLC refinanced the $333.0 million mortgage loan secured by the KPMG Tower office property located in Los Angeles, California, a property that was acquired by Brookfield DTLA in the MPG acquisition. In connection with the refinancing, Brookfield DTLA repaid $43.0 million of principal.

The new $290.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.80%, and matures on December 1, 2016 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The loan mortgage loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until December 1, 2015, after which the loan can be repaid without penalty. As required by the loan agreement, Brookfield DTLA entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75% during the original term of the loan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Predecessor Entities do not have any variable rate debt as of September 30, 2013 that would expose their results of operations and cash flow to risk from interest rate fluctuations.

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact of the fair value of the Predecessor Entities’ mortgage loans as of September 30, 2013 (in thousands):

Fair Value of Mortgage Loans
50 basis point increase	$(1,200)
50 basis point decrease	200

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Brookfield DTLA maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Mitchell E. Rudin, our principal executive officer, and Bryan K. Davis, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

General

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA”) and 333 South Hope Co. LLC and EYP Realty LLC (together, the “Predecessor Entities”) may be subject to pending legal proceedings and litigation incidental to their business. After consultation with legal counsel, management believes that any liability that may potentially result upon resolution of such matters is not expected to have a material adverse effect on our business, financial condition or combined financial statements as a whole.

Merger-Related Litigation

Following the announcement of the execution of the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), seven putative class actions were filed against Brookfield Office Properties Inc. (“BPO”), Brookfield DTLA, Brookfield DTLA Holdings LLC, Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties (collectively, the “Brookfield Parties”), MPG Office Trust, Inc., MPG Office, L.P., and the members of MPG Office Trust, Inc.’s board of directors. Five of these lawsuits were filed on behalf of MPG Office Trust, Inc.’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24‑C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24-C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24-C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24-C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of MPG Office Trust, Inc.’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

In each of the Common Stock Actions, the plaintiffs allege, among other things, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties in connection with the merger by failing to maximize the value of MPG Office Trust, Inc. and ignoring or failing to protect against conflicts of interest, and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of fiduciary duty. The Kim Action further alleges that MPG Office, L.P. also aided and abetted the breaches of fiduciary duty by MPG Office Trust, Inc.’s board of directors, and the Dell’Osso Action further alleges that MPG Office Trust, Inc. and MPG Office, L.P. aided and abetted the breaches of fiduciary duty by MPG Office Trust, Inc.’s board of directors. On June 4, 2013, the Kim and Perkins plaintiffs filed identical, amended complaints in the Circuit Court for Baltimore City, Maryland. On June 5, 2013, the Masih plaintiffs also filed an amended complaint in the Superior Court of the State of California in Los Angeles County. The three amended complaints, as well as the Dell’Osso Action complaint, allege that the preliminary proxy statement filed by MPG Office Trust, Inc. with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2013 is false and/or misleading because it fails to include certain details of the process leading up to the merger and fails to provide adequate information concerning MPG Office Trust, Inc.’s financial advisors.

In each of the Preferred Stock Actions, which were brought on behalf of MPG Office Trust, Inc.’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, MPG Office Trust, Inc. breached the Articles Supplementary, which governs the issuance of the MPG preferred shares, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties by agreeing to a merger agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleges that MPG Office Trust, Inc.’s board of directors failed to disclose material information regarding BPO’s extension of the tender offer. On that same day, an intervenor plaintiff, preferred stockholders EJF Debt Opportunities Master Fund, L.P., EJF Debt Opportunities Master Fund II, LP, and EJF Select Master Fund (collectively ‘‘EJF’’), filed a brief in support of the Cohen and Donlan plaintiffs’ motion for preliminary injunction, which included additional allegations that (i) MPG Office Trust, Inc.’s board of directors breached their fiduciary duties by entering into a transaction that favored the common stockholders and disfavored the preferred stockholders; and (ii) the disclosures filed by MPG and BPO are misleading because the new preferred shares do not have the same rights as the MPG preferred shares because of the ability of other BPO subsidiaries to issue securities that will have an effective priority over the new preferred shares.

The plaintiffs in the seven lawsuits sought an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the release of all asserted claims. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. Additionally, as part of the MOU, MPG agreed (i) to make certain additional disclosures related to the proposed merger, which were filed with the SEC on a Schedule 14A dated July 11, 2013, (ii) to amend the Merger Agreement to allow MPG to release third parties currently subject to confidentiality agreements with MPG from any standstill restrictions contained in such agreements, and (iii) to file a Current Report on Form 8-K and related press release (which were respectively filed and issued on July 11, 2013). Finally, in connection with the proposed settlement, plaintiffs in the Common Stock Actions intend to seek, and the defendants have agreed to pay, an award of attorneys’ fees and expenses in an amount to be determined by the Superior Court of the State of California in Los Angeles County.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The parties have agreed that the defendants will have 30 days to respond to the second amended complaint.

While the final outcome with respect to the Merger Litigations cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations or liquidity of Brookfield DTLA.

Item 1A.	Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, include statements regarding our operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies and outlook, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and include words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “seeks,” “intends,” “targets,” “projects,” “forecasts,” “likely,” or negative versions thereof and other similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

Although Brookfield DTLA believes that its anticipated future results, performance or achievements expressed or implied by the forward-looking statements and information are based upon reasonable assumptions and expectations, the reader should not place undue reliance on forward-looking statements and information because they involve known and unknown risks, uncertainties and other factors, many of which are beyond its control, which may cause Brookfield DTLA’s actual results, performance or achievements to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements and information.

Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to:

•
Risks generally incident to the ownership of real property, including the ability to retain tenants and rent space upon lease expirations, the financial condition and solvency of our tenants, the relative illiquidity of real estate and changes in real estate taxes, regulatory compliance costs and other operating expenses;

•
Risks associated with the Downtown Los Angeles market, which is characterized by challenging leasing conditions, including limited numbers of new tenants coming into the market and the downsizing of large tenants in the market such as accounting firms, banks and law firms;

•
Risks related to increased competition for tenants in the Downtown Los Angeles market, including aggressive attempts by competing landlords to fill large vacancies by providing tenants with lower rental rates, increasing amounts of free rent and providing larger allowances for tenant improvements;

•	The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business;

•	The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries;

•	The behavior of financial markets, including fluctuations in interest and foreign exchanges rates;

•	Uncertainties of real estate development or redevelopment;

•	Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•	Risks relating to Brookfield DTLA’s insurance coverage;

•	The possible impact of international conflicts and other developments, including terrorist acts;

•	Potential environmental liabilities;

•	Dependence on management personnel;

•	The ability to complete and effectively integrate acquisitions into existing operations and the ability to attain expected benefits therefrom;

•	Operational and reputational risks;

•	Catastrophic events, such as earthquakes and hurricanes; and

•	Other risks and factors relating to the transactions contemplated by the Merger Agreement including, but not limited to:

•	Increases in operating costs resulting from the expenses related to the MPG acquisition;

•
Failure to realize the anticipated benefits and synergies of the transactions contemplated by the Merger Agreement, including as a result of an increase in costs associated with integration or difficulty in integrating the businesses of Brookfield DTLA, the Predecessor Entities and their respective subsidiaries and MPG;

•	Risks resulting from any lawsuits that may arise out of or have arisen as a result of the MPG acquisition or other transactions contemplated by the Merger Agreement; and

•
The impact of legislative, regulatory and competitive changes and other risk factors relating to the real estate industry, as detailed from time to time in the reports of Brookfield DTLA, BPO and MPG filed with the SEC.

Brookfield DTLA cautions that the foregoing list of important factors that may affect future results is not exhaustive. When relying on Brookfield DTLA’s forward-looking statements or information, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. Except as required by law, Brookfield DTLA undertakes no obligation to publicly update or revise any forward-looking statements or information, whether written or oral, that may be as a result of new information, future events or otherwise.

In addition to the other information included in this Quarterly Report on Form 10-Q, including the matters addressed above, you should carefully consider the following risk factors. The risks and uncertainties described below include all of the material risks facing Brookfield DTLA. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A Preferred Stock issued in connection with the MPG acquisition could decline and you could lose part or all of your investment. As used in this section, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA together with its direct and indirect subsidiaries and the term “stockholders” means the holders of Series A Preferred Stock issued in connection with the MPG acquisition.

RISKS RELATED TO THE OWNERSHIP OF BROOKFIELD DTLA SERIES A PREFERRED STOCK

Brookfield DTLA is dependent upon the assets and operations of its direct and indirect subsidiaries. Brookfield DTLA is a holding company and is not expected to own any material assets other than the equity interests of its subsidiaries, which will conduct all of the Company’s operations. As a result, distributions or advances from the Company’s subsidiaries will be the primary source of funds available to meet the obligations of the Company, including any obligation to pay dividends, if declared, or other distributions in respect of the Brookfield DTLA Series A Preferred Stock. Our current and future obligations and liabilities may limit, and the terms of certain of the equity interests being issued in connection with the Subsequent Transactions will limit, the amount of funds available to Brookfield DTLA for any purpose, including for dividends or distributions to holders of its capital stock, including the Series A Preferred Stock.

Brookfield DTLA’s subsidiaries may in the future, issue equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A Preferred Stock. After consummation of the transactions contemplated by the Merger Agreement and as part of the Subsequent Transactions, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, will effectively rank senior to the Series A Preferred Stock. In addition, to the extent Brookfield DTLA subsequently contributes cash or property to fund the operations of its subsidiaries, Brookfield DTLA will receive senior interests having a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, will effectively rank senior to the Series A Preferred Stock. These issuances will limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A Preferred Stock.

In addition, the amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in a “negative cash burn” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover our operating costs or to repay our indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of is capital stock, including the Series A Preferred Stock. In many cases such securities may be issued if authorized by board of directors of Brookfield DTLA without the approval of the holders of the Series A Preferred Stock.

The Series A Preferred Stock effectively ranks junior to any indebtedness of Brookfield DTLA and its subsidiaries. The Series A Preferred Stock effectively ranks junior to the indebtedness of Brookfield DTLA or any of its direct or indirect subsidiaries. Holders of the Series A Preferred Stock do not have the right to prevent us from incurring additional indebtedness. As a result, we could become more leveraged, which may increase debt service costs and could adversely affect our cash flows, results of operations and financial condition and the availability of funds for dividends or distributions to holders of Brookfield DTLA’s capital stock, including the Series A Preferred Stock.

The Series A Preferred Stock has no stated maturity date, Brookfield DTLA is not obligated to declare and pay dividends on the Series A Preferred Stock, and Brookfield DTLA may never declare dividends on the Series A Preferred Stock. The Series A Preferred Stock has no stated maturity, and accordingly, could remain outstanding indefinitely. In addition, while the Series A Preferred Stock will accumulate dividends at the stated rate (whether or not authorized by the board of directors of Brookfield DTLA and declared by the Company), there is no requirement that Brookfield DTLA declare and pay dividends on the Series A Preferred Stock, and Brookfield DTLA may not declare and pay dividends on the Series A Preferred Stock in the future.

Brookfield DTLA’s ability to pay dividends is limited by the requirements of Maryland law. Brookfield DTLA’s ability to pay dividends on the Series A Preferred Stock is limited by the laws of the State of Maryland. Under the Maryland General Corporation Law (“MGCL”), a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus all prior liquidation preferences (unless the charter of the corporation provides otherwise). Accordingly, Brookfield DTLA generally may not make a distribution (including a dividend payment) on the Series A Preferred Stock if, after giving effect to the distribution, Brookfield DTLA may not be able to pay its debts as they become due in the usual course of business or total assets would be less than the sum of Brookfield DTLA’s total liabilities plus prior liquidation preferences, if any. There can be no assurance that, if Brookfield DTLA desired to declare and pay dividends, that it would be legally permissible for it to do so.

There was no established trading market for shares of the Series A Preferred Stock at the time of issuance and the shares may be delisted and deregistered in the future . The Series A Preferred Stock was issued in connection with the consummation of the transactions contemplated by the Merger Agreement and there was no established trading market for the shares of Series A Preferred Stock.

Although the Series A Preferred Stock is currently registered under the Exchange Act and listed on the New York Stock Exchange, we expect that Brookfield DTLA may apply for delisting of the Series A Preferred Stock in the future provided the requirements for delisting are met. If the Series A Preferred Stock is delisted, the market for the shares of Series A Preferred Stock could be adversely affected, though price quotations for the shares of Series A Preferred Stock might still be available from other sources. Subject to compliance with applicable securities laws, the registration may be terminated if the shares are not listed on a national securities exchange and there are fewer than 300 holders. The extent of the public market for the Series A Preferred Stock and availability of such quotations would depend upon such factors as the number of holders and/or the aggregate market value of the publicly held shares of Series A Preferred Stock at such time, the interest in maintaining a market in the Series A Preferred Stock on the part of securities firms, the possible termination of registration of the Series A Preferred Stock under the Exchange Act and other factors. Termination of registration would substantially reduce the information required to be furnished to holders of Series A Preferred Stock.

Brookfield DTLA’s charter contains provisions that may delay, defer or prevent transactions that may be beneficial to the holders of the Company Series A Preferred Stock. Brookfield DTLA’s charter contains provisions that are intended to, among other purposes, assist it in qualifying as a real estate investment trust (“REIT”). The charter provides that subject to certain exceptions, including exemptions that may be granted by the board of directors of Brookfield DTLA under certain circumstances, no person or entity may beneficially own or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Brookfield DTLA’s common stock or Series A Preferred Stock. Any attempt to own or transfer shares of Brookfield DTLA’s common stock or Series A Preferred Stock in excess of the applicable ownership limit without the consent of the board of directors of Brookfield DTLA either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such shares will not have any rights in such shares, or in the transfer being void. These restrictions on transferability and ownership will not apply if the board of directors of Brookfield DTLA determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT or if the board of directors of Brookfield DTLA determines that such restrictions are no longer necessary to maintain REIT status. The ownership limit may delay or impede a transaction or a change in control that might be in the best interests of the Brookfield DTLA’s stockholders, including the holders of the Series A Preferred Stock.

Brookfield DTLA may authorize and issue capital stock without the approval of holders of the Series A Preferred Stock. While Brookfield DTLA may not, without a vote of the holders of the Series A Preferred Stock, authorize, create, issue or increase the authorized or issued amount of any class of capital stock ranking senior to the Series A Preferred Stock with respect to payment of dividends or the distribution of assets upon the liquidation, dissolution or winding up of the affairs of Brookfield DTLA, its charter authorizes the board of directors of Brookfield DTLA, without any action by its stockholders, to (i) amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that Brookfield DTLA has the authority to issue, (ii) issue authorized but unissued shares of common stock or Series A Preferred Stock, and (iii) classify or reclassify any unissued shares of common stock or Series A Preferred Stock and to set the preferences, rights and other terms of such classified or unclassified shares. There can be no assurance that the board of directors of Brookfield DTLA will not establish additional classes and/or series of capital stock that would delay, defer or prevent a transaction that may be in the best interests of its stockholders, including the holders of the Series A Preferred Stock.

Holders of Series A Preferred Stock have limited voting rights. Brookfield DTLA Holdings LLC owns 100% of the outstanding shares of the common stock and controls 100% of the aggregate voting power of its capital stock, except that holders of the Series A Preferred Stock have voting rights, under certain circumstances, (1) to elect two preferred stock directors to the board of directors of Brookfield DTLA (referred to as preferred stock directors) and (2) with respect to (i) the creation of additional classes or series of preferred stock that are senior to the Series A Preferred Stock and (ii) an amendment of its charter (whether by merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise) that would materially adversely affect the rights of holders of Series A Preferred Stock. By virtue of their limited voting rights, holders of Series A Preferred Stock have limited control over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts. Subject to their limited voting rights or as may be required by applicable law, holders of Series A Preferred Stock will be unable to block any such matter in their capacity as stockholders or through their representation on the board of directors of Brookfield DTLA, if any, by preferred stock directors (which preferred stock directors are not a majority of the directors comprising the board of directors of Brookfield DTLA).

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could be in the best interests of Brookfield DTLA’s stockholders, including: (1) “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority stockholder voting requirements on these combinations; and (2) “control share” provisions that provide that a holder of “control shares” of Brookfield DTLA (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by Brookfield DTLA’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Brookfield DTLA has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of the board of directors of Brookfield DTLA, and in the case of the control share provisions of the MGCL pursuant to a provision in its bylaws. However, the board of directors of Brookfield DTLA may by resolution elect to opt in to the business combination provisions of the MGCL and Brookfield DTLA may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that Brookfield DTLA has a class of equity securities registered under the Exchange Act and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits Brookfield DTLA to elect to be subject, by provision in its charter or bylaws or a resolution of the board of directors of Brookfield DTLA and notwithstanding any contrary provision in the charter or bylaws, to certain provisions, including, among other provisions, a classified board of directors and a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Brookfield DTLA’s charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of its stockholders, including the holders of the Series A Preferred Stock.

BPO controls the management and operation of Brookfield DTLA. Brookfield DTLA is managed by BPO through a direct wholly-owned subsidiary of BPO formed for such purpose (“BPO Manager”). BPO, through its ownership interest in BPO Manager and Brookfield DTLA, controls Brookfield DTLA, including the power to vote to elect all members of the board of directors (other than the preferred stock directors). By virtue of BPO’s control of and substantial ownership in Brookfield DTLA, BPO has significant influence over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts. Subject to any limitations contained in Brookfield DTLA’s charter, bylaws or as may be required by applicable law, holders of the Series A Preferred Stock will be unable to block any such matter in their capacity as stockholders or through their representation under certain circumstances, if any, by up to two directors on the board of directors (which directors are not a majority of the members comprising the board of directors).

There may be conflicts of interest in Brookfield DTLA’s relationship with BPO and its affiliates. Following the consummation of the MPG acquisition, Brookfield DTLA and its subsidiaries and Brookfield DTLA Fund Properties III LLC (“DTLA OP”) entered into agreements with affiliates of BPO pursuant to which such affiliates serve as service providers with respect to the properties that these companies own. These services include property management and various other services. In consideration for the services to be provided under these agreements, BPO’s affiliates are paid fees by Brookfield DTLA and its subsidiaries and DTLA OP. In addition, affiliates of BPO may enter into additional agreements, including additional service agreements, with Brookfield DTLA and its subsidiaries and DTLA OP. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries and DTLA OP as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interest of BPO’s affiliate, on the one hand, and Brookfield DTLA and its subsidiaries and DTLA OP, on the other hand.

Members of Brookfield DTLA’s management team have competing duties to other entities. Brookfield DTLA’s executive officers do not spend all of their time managing its activities and real estate portfolio. Many of Brookfield DTLA’s executive officers allocate most of their time to other businesses and activities. For example, each of Brookfield DTLA’s executive officers is also an employee of BPO or one of its affiliates. None of these individuals is required to devote a specific amount of time to Brookfield DTLA’s affairs. Accordingly, Brookfield DTLA competes with BPO, its affiliates and possibly other entities for the time and attention of these officers.

COMPANY AND REAL ESTATE INDUSTRY RISKS

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the Los Angeles Central Business District (the “LACBD”) that are of a high-quality, determined by our view of the certainty of receiving rental payments generated by the tenants of those assets. However, Brookfield DTLA will be subject to various risks specific to its portfolio, the geographies in which it operates and where its properties are located and those inherent in the commercial property business generally. In evaluating Brookfield DTLA and its business, the following challenges, uncertainties and risks should be considered in addition to the other information contained in this Quarterly Report on Form 10-Q:

Brookfield DTLA’s economic performance and the value of its real estate assets are subject to the risks incidental to the ownership and operation of real estate properties. Brookfield DTLA’s economic performance, the value of our real estate assets and, therefore, the value of the Series A Preferred Stock, is subject to the risks normally associated with the ownership and operation of real estate properties, including but not limited to: downturns and trends in the national, regional and local economic conditions where our properties are located; global economic conditions; the cyclical nature of the real estate industry; adverse economic or real estate developments in Southern California, particularly in the LACBD; local real estate market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for such properties; our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all; changes in interest rates and the availability of financing; competition from other properties; changes in market rental rates and our ability to rent space on favorable terms; the bankruptcy, insolvency, credit deterioration or other default of our tenants; the need to periodically renovate, repair and re-lease space and the costs thereof; our failure to qualify as and to maintain our status as a REIT or the status of certain of our subsidiaries as REITs; increases in maintenance, insurance and operating costs; civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; a decrease in the attractiveness of our properties to tenants; a decrease in the underlying value of our properties; and certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges that must be made regardless of whether or not a property is producing sufficient income to service these expenses.

The results of our business and our financial condition are significantly dependent on the economic conditions and demand for office space in southern California. All of Brookfield DTLA’s properties are located in Los Angeles County, California in the LACBD, which may expose us to greater economic risks than if most of our properties were located in a different geographic region or more geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space (especially Class A office space), particularly in the LACBD, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments could include oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of our properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes; costs of complying with state, local and federal government regulations or increased regulation and other factors. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many other U.S. states, which may adversely impact the market, including the demand for, office space in California. There can be no assurance as to the growth of the southern California or the national economy or our future growth rate.

U.S. economic conditions are uncertain. In particular, volatility in the U.S. and international capital markets and the condition of the California economy may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of tenants in our properties.

Our inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that will be subject to expiring leases would adversely affect our cash flows, operating results and financial condition. Our income-producing properties will generate revenue through rental payments made by tenants of the properties. Upon the expiry of any lease, there can be no assurance that the lease will be renewed or the tenant replaced. The terms of any lease renewal or extension, or of any new lease for such space may be less favorable to us than the existing lease, and may be less favorable to us than prevailing market terms for similar leases in the relevant market. We would be adversely affected, in particular, if any significant tenant ceases to be a tenant and cannot be replaced on similar or better terms or at all.

Competition may adversely affect our ability to lease available space in our properties. Other developers, managers and owners of office properties compete with us in seeking tenants. Some of the properties of our competitors may be newer, better located or better capitalized than the properties we own. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties, particularly if there is an oversupply of space available in the market. Competition for tenants could have an adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we may grant. If our competitors adversely impact our ability to lease our properties, our cash flows, operating results and financial condition may suffer.

Our ability to realize our strategies and capitalize on our competitive strengths will depend on our ability to effectively operate our properties, maintain good relationships with tenants and remain well capitalized, and our failure to do any of the foregoing could adversely affect our ability to compete effectively in the markets in which we do business.

Reliance on significant tenants could adversely affect our operating results and financial condition. Many of our properties are occupied by one or more significant tenants and our revenues from those properties are materially dependent on the creditworthiness and financial stability of those tenants. Our business would be adversely affected if any of those tenants failed to renew certain of their significant leases, became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all. In the event of a default by one or more of our significant tenants, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a lease with a significant tenant is terminated, it may be difficult, costly and time consuming to attract new tenants and lease the property for the rent and on terms as favorable as the previous lease or at all.

We could be adversely impacted by tenant defaults, bankruptcies or insolvencies. A tenant of our properties may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant’s inability to make rental payments when due or, for retail tenants, a reduction in percentage rent payable. If a tenant defaults, we may experience delays and incur costs in enforcing our rights as landlord and protecting our investments. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict a tenant solely because of its bankruptcy. In addition, the bankruptcy court may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt or insolvent tenant will pay in full the amounts it owes under a lease. The loss of rental payments from tenants and costs of re-leasing would adversely affect our cash flows, operating results and financial condition. In the event of a significant number of lease defaults and/or tenant bankruptcies, our cash flow may not be sufficient to meet all of our obligations and liabilities or to make distributions to Brookfield DTLA stockholders, including holders of the Series A Preferred Stock.

There are numerous risks associated with the use of debt to finance our business, including refinancing risk. We will incur debt in the ordinary course of our business and therefore will be subject to the risks associated with debt financing. These risks, including the following, may adversely impact our operating results and financial condition: our cash flow may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses; we may not be able to refinance indebtedness on our properties at maturity due to business and market factors (including: disruptions and volatility in the capital and credit markets, the estimated cash flow of our properties, and the value (or appraised value) of our properties); financial, competitive, business and other factors, including factors beyond our control; and if refinanced, the terms of a refinancing may not be as favorable to us as the original terms of the related indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense, and if we mortgage property to secure payment of indebtedness and are unable to make mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases.

If we are unable to manage our interest rate risk efficiently, our cash flows and operating results may suffer. Certain of our indebtedness bears interest at a variable rate and we may in the future incur additional variable-rate indebtedness. In addition, we may be required to refinance our debt at higher rates. There can be no assurance that the benchmarks on which our variable-rate indebtedness is based will not increase or that interests rates available for any refinancing in the future will not be higher than the debt being refinanced. Increases in such rates will increase our interest expense and could have an adverse impact on our cash flows and operating results. In addition, though we will attempt to manage interest rate risk, there can be no assurance that we will hedge such exposure effectively or at all in the future. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and operating results.

Our substantial indebtedness may adversely affect our operating results and financial condition, and may limit our flexibility to operate our business. Brookfield DTLA currently has aggregate consolidated indebtedness of approximately $2.0 billion. After payments of principal and interest on our indebtedness, we may not have sufficient cash resources to operate our properties or meet all of our other obligations. Certain of our indebtedness includes lockbox and other cash management provisions, which, under certain circumstances, could limit our ability to utilize available cash flow from the relevant properties. There can be no assurance that terms of debt we incur in the future or modifications to existing debt will not significantly limit our operating and financial flexibility, which may in turn limit our ability to efficiently respond and adapt to changes or competition in our business.

If we are unable to extend, refinance or repay mortgage debt on our properties at maturity, we could default on such debt, which may permit the lenders to foreclose on the applicable property. Proceeds from any disposition of a foreclosed property may not be sufficient to repay the full amount of the underlying debt. If we are unable to extend, refinance or repay our debt as it comes due, our business, financial condition and operating results may be materially and adversely affected. If we are unable to refinance our debt as it matures on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new loans may include operational and financial covenants significantly more restrictive than our current debt covenants and may limit the operation or growth of our business.

Restrictive covenants in indebtedness may limit management’s discretion with respect to certain business matters. Instruments governing our indebtedness may contain restrictive covenants limiting our discretion with respect to certain business matters. These covenants could place significant restrictions on our ability to, among other things, create liens or other encumbrances, pay dividends or make distributions on Brookfield DTLA’s capital stock (including the Series A Preferred Stock), make certain other payments, investments, loans and guarantees and sell or otherwise dispose of assets and merge or consolidate with another entity. These covenants could also require us to meet certain financial ratios and financial condition tests. Failure to comply with any such covenants could result in a default which, if not cured or waived, could result in acceleration of the relevant indebtedness.

Brookfield DTLA is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future. All of our properties are encumbered by traditional non-recourse debt obligations. In connection with certain of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA or one of its subsidiaries, if certain triggering events occur. Although these events differ from loan to loan, some of the common events include: the special purpose property-owning indirect subsidiaries of Brookfield DTLA filing a voluntary petition for bankruptcy; the special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity; and, subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in many cases, indirect transfers in connection with a change in control of Brookfield DTLA. In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

Increasing utility costs in California may have an adverse effect on our operating results and occupancy levels. The State of California continues to experience issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State of California is not able to effectively manage its utility needs may reduce demand for leased space in California office properties. A significant reduction in demand for office space could adversely affect our financial condition and results of operations.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate or desired. Large and high quality office properties like the ones that we own can be hard to sell, especially if local market conditions are poor. Such illiquidity could limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Additionally, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the market in which we operate in times of illiquidity. These restrictions could reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

The MPG acquisition and related transactions may cause the MPG real estate assets to be revalued for property tax and California Proposition 13 purposes. The MPG acquisition and related transactions may trigger a reassessment of the value of the real estate assets held by MPG for purposes of property taxes and California Proposition 13. To the extent any such revaluation results in an increase in the assessed value of MPG’s assets for property taxes and California Proposition 13 purposes, the taxes owed by Brookfield DTLA and its subsidiaries with respect to such assets could be correspondingly increased. Any increase in the amount owed with respect to property taxes and/or California Proposition 13 would decrease cash available for distributions to holders of Brookfield DTLA stock, including holders of the Series A Preferred Stock, and lower distributions of cash could adversely affect the value of the Series A Preferred Stock.

Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. We expect to maintain insurance on our properties in amounts and with deductibles that we believe are in line with coverage maintained by owners of similar types of properties, however, we may not be able to obtain coverage at commercially reasonable rates and the insurance we do obtain may not cover all potential losses we might experience. There also are certain types of risks

(such as war or acts of terrorism, or environmental contamination, such as toxic mold) which are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more of our properties, and would continue to be obligated to repay any recourse mortgage indebtedness on such properties. Any of these events could adversely impact our business, financial condition and results of operations.

We are subject to possible environmental liabilities and other possible liabilities. As an owner and manager of real property, we are subject to various laws relating to environmental matters. These laws could hold us liable for the costs of removal and remediation of certain hazardous substances or wastes present in our buildings, released or deposited on or in our properties or disposed of at other locations. These costs could be significant and would reduce cash available for our business. The failure to remove or remediate such substances could adversely affect our ability to sell our properties or our ability to borrow using real estate as collateral, and could potentially result in claims or other proceedings against us.

Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing building material (“ACBM”) in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (“PCBs”) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

If excessive moisture accumulates in our buildings or on our building materials, it may trigger mold growth. Mold may emit airborne toxins or irritants. Inadequate ventilation, chemical contamination and other biological contaminants (including pollen, viruses and bacteria) could also impair indoor air quality at our buildings. Impaired indoor air quality may cause a variety of adverse health effects, such as allergic reactions. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation. If indoor air quality were impaired, we may have to temporarily relocate some or all of a property’s tenants and could be liable to our tenants, their employees or others for property damage and/or personal injury.

Some of the properties that we own contain ACBM and we could be liable for such fines or penalties. We cannot assure our stockholders, including holders of the Series A Preferred Stock, that costs of future environmental compliance will not affect our ability to make distributions to our stockholders, including distributions or dividends on the Series A Preferred Stock, or such that costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations.

In addition, some of the properties that we own contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed by MPG during 2012) is located within a large Superfund site, and Brookfield DTLA could be named as a potentially responsible party with respect to that site.

Environmental laws and regulations can change rapidly and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have an adverse effect on our business, financial condition or results of operations.

Regulations under building codes and human rights codes generally require that public buildings, including office buildings, be made accessible to disabled persons. Non-compliance could result in the imposition of fines by the government or the award of damages to private litigants. If we are required to make substantial alterations and capital expenditures in one or more of our properties to comply with these codes, it could adversely affect our financial condition and results of operations.

We may also incur significant costs complying with other regulations. Our properties will be subject to various federal, state, provincial and local regulatory requirements, such as state, and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. Existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could affect our cash flow and results from operations.

Existing conditions at some of our properties may expose us to liability related to environmental matters, which may exceed our environmental insurance coverage limits. Independent environmental consultants have conducted Phase I or other environmental site assessments on all of the properties that we own. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey, and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns.

In connection with its due diligence of MPG prior to entering into the Merger Agreement, BPO conducted initial environmental tests at certain of MPG’s Downtown Los Angeles properties and found that a widely used commercial building material used in certain of MPG’s Downtown Los Angeles properties contained ACBM. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability.

We expect to maintain environmental insurance coverage for likely and reasonably anticipated potential environmental liability, including liability associated with the discharge, seepage, migration or release of any solid, liquid or gaseous contaminant, however, we may not be able to obtain coverage at commercially reasonable rates and the insurance we do obtain may not cover all potential losses we might experience. There can be no assurance that any environmental insurance coverage we do obtain will be sufficient.

Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances will generally be recourse to Brookfield DTLA or one of its subsidiaries pursuant to “non-recourse carve out” guarantees and therefore present a risk to Brookfield DTLA should a special purpose property-owning subsidiary be unable to cover such a loss. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to pay dividends or distributions to our stockholders, including on the Series A Preferred Stock, or such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

We may suffer a significant loss resulting from fraud, other illegal acts or inadequate or failed internal processes or systems. We may suffer a significant loss resulting from fraud or other illegal acts or inadequate or failed internal processes or systems. We rely on our employees to follow our policies and processes as well as applicable laws in their activities. Risk of illegal acts or failed systems will be managed through our infrastructure, controls, systems, policies and people, complemented by central groups focusing on enterprise-wide management of specific operational risks such as fraud, trading, outsourcing, and business disruption, as well as people and systems risks. Failure to manage these risks can result in direct or indirect financial loss, reputational impact, regulatory censure or failure in the management of other risks such as credit or market risk.

We may be subject to litigation. In the ordinary course of our business, we expect that we may be subject to litigation from time to time. The outcome of any such proceedings may materially adversely affect us and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The acquisition, ownership and disposition of real property will expose us to certain litigation risks which could result in losses, some of which may be material. Litigation may be commenced with respect to a property we have acquired in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer who is passed over in favor of another buyer as part of our efforts to maximize sale proceeds may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosures made. Similarly, successful buyers may later sue us for losses associated with latent defects or other problems not uncovered in due diligence. We may also be exposed to litigation resulting from the activities of our tenants or their customers.

The pendency of the MPG acquisition may have adversely affected the business and operations of MPG. In connection with the MPG acquisition, tenants of the properties acquired in the MPG acquisition may have delayed or deferred decisions regarding the renewal of their leases, which could adversely impact our revenues, earnings, cash flows and expenses. In addition, due to operating covenants in the Merger Agreement, during the pendency of the MPG acquisition MPG may have been unable to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions or otherwise act outside the ordinary course of business, even if such actions would have proved beneficial to MPG and, following the consummation of the MPG acquisition, to us.

Our future results may suffer if we are unable to effectively manage our real estate portfolio. Our future success will depend, in part, upon our ability to manage and successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls.

Future terrorist attacks in the United States could harm the demand for and the value of our properties. Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of the properties we own are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates or to refinance indebtedness related to our properties. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for such acts may be limited or more costly. Six of the seven largest properties in the LACBD—the properties known as US Bank Tower, Gas Company Tower, Wells Fargo Tower, KPMG Tower, Two California Plaza and One California Plaza—are located within the Bunker Hill area of Downtown Los Angeles. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the Downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of one or more of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants will have termination rights or purchase options in respect of certain casualties.

Climate change may adversely impact our operations and markets. There is significant concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of climate stress events. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in intense precipitation and extreme heat events, as well as tropical and non-tropical storms. The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively impact our financial performance. To the extent these events result in significant damage to or closure of one or more of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re-lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage and increases in the costs of insurance if they result in significant loss of property or other insurable damage.

If we are unable to recover from a business disruption on a timely basis, our financial condition and results of operations could be adversely affected. Our business may be vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. If we are unable to recover from a business disruption on a timely basis, our financial condition and results of operations could be adversely affected. We may also incur additional costs to remedy damages caused by such disruptions.

TAX RISKS

Failure to qualify as or maintain our status as a REIT could have significant adverse consequences to us, our ability to make distributions and the value of our stock, including the Series A Preferred Stock. To qualify as a REIT, Brookfield DTLA must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements on an ongoing basis. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

Our ability to qualify as a REIT will depend on the ability of certain of our subsidiaries that own our commercial property assets to individually satisfy the asset, income, organizational, distribution, stockholder ownership and other requirements discussed above on a continuing basis. Whether these subsidiaries will be able to qualify for taxation as REITs, and therefore whether we will be able to qualify, is a question of fact.

Should we qualify for taxation as a REIT, we intend to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes under the Code. If, for any reason, we subsequently fail to qualify as a REIT and are not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

If we fail to qualify for taxation as a REIT in our initial or any subsequent taxable year, we will be subject to corporate-level tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We may also be subject to state and local taxes if we fail to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of our stock, which in turn could have an adverse effect on the value of our stock. Distributions to our stockholders if we fail to qualify as a REIT will not be deductible by us, nor will they be required to be made (unless required by the terms of our governing documents). In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as dividends (whether or not attributable to capital gains of the Company). Subject to certain limitations in the Code, corporate distributees may be eligible for the dividends received deduction. Dividends paid to non-corporate U.S. Holders that constitute qualified dividend income will be eligible for taxation at the preferential rates applicable to long-term capital gains, provided certain conditions are met. As a result of all these factors, our failure to qualify as a REIT could impair our business and operating strategies and adversely affect the value of our stock and our ability to make distributions on our stock, including, in each case, the Series A Preferred Stock.

Even if we qualify as a REIT, we may incur other tax liabilities that could reduce our cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to avoid federal corporate income tax on our earnings, each year we must distribute to holders of our stock, including holders of the Series A Preferred Stock, at least 90% of our REIT taxable income, determined before the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income and net capital gain, we will be subject to federal corporate income tax on our undistributed REIT taxable income and net capital gain. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to holders of our stock, including holders of the Series A Preferred Stock, in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to holders of our stock, including holders of the Series A Preferred Stock, and lower distributions of cash could adversely affect the value of the Series A Preferred Stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends. Certain dividends known as qualified dividends currently are subject to the same tax rates as long-term capital gains, which are lower than rates for ordinary income. Dividends payable by REITs, however, generally are not eligible for such reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our stock, including the Series A Preferred Stock.

You may be deemed to receive a taxable distribution without the receipt of any cash or property. Under Section 305(c) of the Code, holders of Brookfield DTLA Series A Preferred Stock may be treated for U.S. federal income tax purposes as receiving constructive distributions if the “issue price” of the Series A Preferred Stock is lower than the redemption price of such Series A Preferred Stock. If the redemption price exceeds the issue price and, based on all the facts and circumstances as of the date of issuance, redemption pursuant to the Brookfield DTLA’s right to redeem is more likely than not to occur, then a holder of Series A Preferred Stock will be deemed to receive a series of constructive distributions of stock in the total amount of such excess, so long as the amount by which the redemption price exceeds the issue price is not de minimis. These constructive distributions will be deemed to be made to such holders in increasing amounts (on a constant-yield basis) during the period from the date of issuance to the date on which it is most likely that the Series A Preferred Stock will be redeemed, based on all of the facts and circumstances as of the issue date. In addition, constructive distributions could arise in other circumstances as well. In the event a holder of Series A Preferred Stock receives a constructive distribution, such holder may incur U.S. federal income tax liability with respect to such constructive distribution without receiving any corresponding distribution of cash with which to pay such taxes.

Applicable REIT laws may restrict certain business activities. As a REIT, we are subject to various restrictions on the types of income we can earn, assets we can own and activities in which we can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of properties. To qualify as a REIT for federal income tax purposes, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, our compliance with the REIT requirements may hinder our business and operating strategies, financial condition and results of operations.

We will participate in transactions and make tax calculations for which the ultimate tax determination may be uncertain. We will participate in many transactions and make tax calculations during the course of our business for which the ultimate tax determination will be uncertain. While we believe we maintain provisions for uncertain tax positions that appropriately reflect our risk, these provisions are made using estimates of the amounts expected to be paid based on a qualitative assessment of several factors. It is possible that liabilities associated with one or more transactions may exceed our provisions due to audits by, or litigation with, relevant taxing authorities which may materially affect our financial condition and results of operations.

ADDITIONAL RISKS RELATING TO BROOKFIELD DTLA

The business that relates to the assets that Brookfield DTLA acquired in the MPG acquisition are subject to the risks described in Part I, Item 1A. “Risk Factors” in MPG’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 25, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 25, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated November 25, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of November 25, 2013

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ MITCHELL E. RUDIN
Mitchell E. Rudin
President and Chief Executive Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ BRYAN K. DAVIS
Bryan K. Davis
Chief Financial Officer
(Principal financial officer)