Form 10-K
period 2013-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2014-04-08
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
Commission File Number: 001-36135
________________________
BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2616226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 15th Floor New York, NY	10281
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 417-7000
________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None ________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 28, 2013 was $0.
As of March 31, 2014, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Brookfield DTLA Fund Office Trust Investor Inc. 2014 Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc.

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, and an indirect subsidiary of Brookfield Office Properties Inc. (“BPO”).

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owned 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owns approximately 84% of the member units of TRZ.

On October 15, 2013, through a series of formation transactions TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for preferred and common interests in Brookfield DTLA Fund Properties II LLC (“New OP”) and a preferred interest in Brookfield DTLA Fund Properties III LLC (“DTLA OP”). 333 South Hope owned Bank of America Plaza (“BOA Plaza”) and EYP Realty owned Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. The operations of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented. See Part II, Item 8. “Financial Statements and Supplementary Data.”

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. As part of the transaction, MPG was contributed to New OP in exchange for a preferred interest in New OP. In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Center–North Tower (also known as “Wells Fargo Tower”), Wells Fargo Center–South Tower (also known as “KPMG Tower”), Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

Brookfield DTLA intends to elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to qualify as a REIT. Accordingly, Brookfield DTLA will not be subject to U.S. federal income tax, provided that it qualifies as a REIT and distributions to its stockholders generally equal or exceed its taxable income.

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of its office and retail properties and, to a lesser extent, from its parking garages.

Corporate Strategy

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by its view of the certainty of receiving rental payments generated by the tenants of those assets.

Competition

Brookfield DTLA competes in the leasing of office space with a number of other real estate companies.

Principal factors of competition in our primary business of owning office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the LACBD. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Segment, Geographical and Tenant Concentration Information

Segment Information—

Brookfield DTLA operates in a single reportable segment referred to as its office segment, which includes the operation and management of commercial office properties. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s consolidated operations based on geography, size or type. Brookfield DTLA’s operating properties have similar economic characteristics and provide similar products and services to tenants. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

Geographical Information—

All of Brookfield DTLA’s business is conducted in the United States, and it does not derive any revenue from foreign sources.

Tenant Concentration Information—

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some short-term as well as longer-term leases. As our entire portfolio is located in the LACBD, any specific economic changes within that location could affect our tenant base and by extension our profitability.

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. During the year ended December 31, 2013, one tenant, The Capital Group Companies, accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue.

During the year ended December 31, 2013, BOA Plaza and EY Plaza each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these two properties totaled 72% of Brookfield DTLA’s consolidated revenue during the year ended December 31, 2013.

Government and Environmental Regulations

Brookfield DTLA’s office properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals to operate its business.

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA, and we continue to make capital expenditures to address the requirements of the ADA. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and to make alterations as appropriate in this respect.

Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Also, some of our properties contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We can make no assurance that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, financial condition or results of operations. None of our recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

From time to time, the U.S. Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Superfund sites can cover large areas, affecting many different parcels of land. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed of by MPG during 2012) is located lies within a large Superfund site. The site was designated as a Superfund site because the groundwater beneath the site is contaminated. We have not been named, and do not expect to be named, as a potentially responsible party for the site. If we were named, we would likely be required to enter into a de minimis settlement with the EPA and pay nominal damages.

Independent environmental consultants have conducted Phase I or other environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Insurance

BOA Plaza and EY Plaza are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. The MPG properties are covered under an insurance policy that provides all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance.

In addition, BOA Plaza and EY Plaza are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. The MPG properties are covered by a terrorism insurance policy with a $1.25 billion aggregate limit. To the extent an act or acts of terrorism produce losses in excess of the limits in place, the resulting loss could have a material adverse effect on Brookfield DTLA’s consolidated financial statements. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such agreements. See Item 1A. “Risk Factors—Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations.”

Employees

As of December 31, 2013, Brookfield DTLA had no employees. The operations of Brookfield DTLA are managed by employees of BPO.

Corporate Offices

BPO owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, New York 10281, telephone number 212-417-7000. Brookfield DTLA believes that BPO’s current facilities are adequate for Brookfield DTLA’s present needs.

Available Information

Brookfield DTLA files annual, quarterly and current reports, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy this information at the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy statements and other information about issuers who file electronically with the SEC. The address of the site is http://www.sec.gov. We have included the web address of the SEC as an inactive textual reference only. Except as specifically incorporated by reference into this document, information on this website is not part of this document.

Item 1A.	Risk Factors.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, include statements regarding our operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies and outlook, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and include words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “seeks,” “intends,” “targets,” “projects,” “forecasts,” “likely,” or negative versions thereof and other similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

•	The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business;

•	The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries;

•	The behavior of financial markets, including fluctuations in interest rates;

•	Uncertainties of real estate development or redevelopment;

•	Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•	Risks relating to Brookfield DTLA’s insurance coverage;

•	The possible impact of international conflicts and other developments, including terrorist acts;

•	Potential environmental liabilities;

•	Dependence on management personnel;

•	The ability to complete and effectively integrate acquisitions into existing operations and the ability to attain expected benefits therefrom;

•	Operational and reputational risks;

•	Catastrophic events, such as earthquakes and hurricanes; and

•	Other risks and factors relating to the transactions contemplated by the Merger Agreement including, but not limited to:

•	Increases in operating costs resulting from expenses related to the MPG acquisition;

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

•
The impact of legislative, regulatory and competitive changes and other risk factors relating to the real estate industry, as detailed from time to time in the reports of Brookfield DTLA and BPO filed with the SEC.

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

In addition to the other information included in this Annual Report on Form 10-K, including the matters addressed above, you should carefully consider the following risk factors. The risks and uncertainties described below include all of the material risks facing Brookfield DTLA. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A preferred stock issued in connection with the MPG acquisition could decline and you could lose part or all of your investment. As used in this section, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA together with its direct and indirect subsidiaries and the term “stockholders” means the holders of the Series A preferred stock issued in connection with the MPG acquisition.

RISKS RELATED TO THE OWNERSHIP OF BROOKFIELD DTLA SERIES A PREFERRED STOCK

Brookfield DTLA is dependent upon the assets and operations of its direct and indirect subsidiaries. Brookfield DTLA is a holding company and does not own any material assets other than the equity interests of its subsidiaries, which conduct all of the Company’s operations. As a result, distributions or advances from the Company’s subsidiaries will be the primary source of funds available to meet the obligations of the Company, including any obligation to pay dividends, if declared, or other distributions in respect of the Brookfield DTLA Series A preferred stock. Our current and future obligations and liabilities may limit, and the terms of certain of the equity interests issued in connection with the transactions immediately following the consummation of the merger will limit, the amount of funds available to Brookfield DTLA for any purpose, including for dividends or distributions to holders of its capital stock, including the Series A preferred stock.

Brookfield DTLA’s subsidiaries may in the future issue equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. In addition, to the extent Brookfield DTLA subsequently contributes cash or property to fund the operations of its subsidiaries, Brookfield DTLA will receive senior interests having a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, will effectively rank senior to the Series A preferred stock. These issuances will limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

In addition, the amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in a “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover our operating costs or to repay our indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by board of directors of Brookfield DTLA without the approval of the holders of the Series A preferred stock.

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

There was no established trading market for shares of the Series A preferred stock at the time of issuance and the shares may be delisted and deregistered in the future. The Series A preferred stock was issued in connection with the consummation of the transactions contemplated by the Merger Agreement and there was no established trading market for the shares of Series A preferred stock.

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

Brookfield DTLA’s charter contains provisions that may delay, defer or prevent transactions that may be beneficial to the holders of the Company Series A preferred stock. Brookfield DTLA’s charter contains provisions that are intended to, among other purposes, assist it in qualifying as a REIT. The charter provides that subject to certain exceptions, including exemptions that may be granted by the board of directors of Brookfield DTLA under certain circumstances, no person or entity may beneficially own or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Brookfield DTLA’s common stock or Series A preferred stock. Any attempt to own or transfer shares of Brookfield DTLA’s common stock or Series A preferred stock in excess of the applicable ownership limit without the consent of the board of directors of Brookfield DTLA either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such shares will not have any rights in such shares, or in the transfer being void. These restrictions on transferability and ownership will not apply if the board of directors of Brookfield DTLA determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT or if the board of directors of Brookfield DTLA determines that such restrictions are no longer necessary to maintain REIT status. The ownership limit may delay or impede a transaction or a change in control that might be in the best interests of the Brookfield DTLA’s stockholders, including the holders of the Series A preferred stock.

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

Holders of Series A preferred stock have limited voting rights. Brookfield DTLA Holdings owns 100% of the outstanding shares of the common stock and controls 100% of the aggregate voting power of its capital stock, except that holders of the Series A preferred stock have voting rights, under certain circumstances, (1) to elect two preferred stock directors to the board of directors of Brookfield DTLA (referred to as preferred stock directors) and (2) with respect to (i) the creation of additional classes or series of preferred stock that are senior to the Series A preferred stock and (ii) an amendment of its charter (whether by merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise) that would materially adversely affect the rights of holders of Series A preferred stock. By virtue of their limited voting rights, holders of Series A preferred stock have limited control over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts. Subject to their limited voting rights or as may be required by applicable law, holders of Series A preferred stock will be unable to block any such matter in their capacity as stockholders or through their representation on the board of directors of Brookfield DTLA, if any, by preferred stock directors (which preferred stock directors are not a majority of the directors comprising the board of directors of Brookfield DTLA).

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

There may be conflicts of interest in Brookfield DTLA’s relationship with BPO and its affiliates. Following the consummation of the MPG acquisition, Brookfield DTLA and its subsidiaries and DTLA OP entered into agreements with affiliates of BPO pursuant to which such affiliates serve as service providers with respect to the properties that these companies own. These services include property management and various other services. In consideration for the services to be provided under these agreements, BPO’s affiliates are paid fees by Brookfield DTLA and its subsidiaries and DTLA OP. In addition, affiliates of BPO may enter into additional agreements, including additional service agreements, with Brookfield DTLA and its subsidiaries and DTLA OP. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries and DTLA OP as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interest of BPO’s affiliate, on the one hand, and Brookfield DTLA and its subsidiaries and DTLA OP, on the other hand.

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

COMPANY AND REAL ESTATE INDUSTRY RISKS

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by our view of the certainty of receiving rental payments generated by the tenants of those assets. However, Brookfield DTLA will be subject to various risks specific to its portfolio, the geographies in which it operates and where its properties are located and those inherent in the commercial property business generally. In evaluating Brookfield DTLA and its business, the following challenges, uncertainties and risks should be considered in addition to the other information contained in this Annual Report on Form 10-K:

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

If we are unable to manage our interest rate risk efficiently, our cash flows and operating results may suffer. Certain of our indebtedness bear interest at a variable rate and we may in the future incur additional variable-rate indebtedness. In addition, we may be required to refinance our debt at higher rates. There can be no assurance that the benchmarks on which our variable-rate indebtedness is based will not increase or that interest rates available for any refinancing in the future will not be higher than the debt being refinanced. Increases in such rates will increase our interest expense and could have an adverse impact on our cash flows and operating results. In addition, though we will attempt to manage interest rate risk, there can be no assurance that we will hedge such exposure effectively or at all in the future. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and operating results.

Our substantial indebtedness may adversely affect our operating results and financial condition, and may limit our flexibility to operate our business. Brookfield DTLA currently has aggregate consolidated indebtedness totaling $1.9 billion. After payments of principal and interest on our indebtedness, we may not have sufficient cash resources to operate our properties or meet all of our other obligations. Certain of our indebtedness include lockbox and other cash management provisions, which, under certain circumstances, could limit our ability to utilize available cash flow from the relevant properties. There can be no assurance that terms of debt we incur in the future or modifications to existing debt will not significantly limit our operating and financial flexibility, which may in turn limit our ability to efficiently respond and adapt to changes or competition in our business.

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

The MPG acquisition and related transactions may cause the MPG real estate assets to be revalued for property tax and California Proposition 13 purposes. The MPG acquisition and related transactions may trigger a reassessment of the value of the real estate assets held by MPG for purposes of property taxes and California Proposition 13. To the extent any such revaluation results in an increase in the assessed value of Wells Fargo Center–North Tower, Gas Company Tower, Wells Fargo Center–South Tower and 777 Tower for property taxes and California Proposition 13 purposes, the taxes owed by Brookfield DTLA and its subsidiaries with respect to such assets could be correspondingly increased. Any increase in the amount owed with respect to property taxes and/or California Proposition 13 would decrease cash available for distributions to holders of Brookfield DTLA stock, including holders of the Series A preferred stock, and lower distributions of cash could adversely affect the value of the Series A preferred stock.

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

Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of ACBM in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (“PCBs”) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

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

In addition, some of the properties that we own contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed of by MPG during 2012) is located within a large Superfund site, and Brookfield DTLA could be named as a potentially responsible party with respect to that site.

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

The pendency of the MPG acquisition may have adversely affected the business and operations of MPG. In connection with the MPG acquisition, tenants of the properties acquired in the MPG acquisition may have delayed or deferred decisions regarding the renewal of their leases, which could adversely impact Brookfield DTLA’s revenues, earnings, cash flows and expenses. In addition, due to operating covenants in the Merger Agreement, during the pendency of the MPG acquisition, MPG may have been unable to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions or otherwise act outside the ordinary course of business, even if such actions would have proved beneficial to MPG and, following the consummation of the MPG acquisition, to Brookfield DTLA.

Our future results may suffer if we are unable to effectively manage our real estate portfolio. Our future success will depend, in part, upon our ability to manage and successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls.

Future terrorist attacks in the United States could harm the demand for and the value of our properties. Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of the properties we own are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates or to refinance indebtedness related to our properties. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or more costly. Five of Brookfield DTLA’s properties are located within the Bunker Hill area of Downtown Los Angeles. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the Downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of one or more of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants will have termination rights or purchase options in respect of certain casualties.

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

TAX RISKS

Failure to qualify as or maintain our status as a REIT could have significant adverse consequences to us, our ability to make distributions and the value of our stock, including the Series A preferred stock. To qualify as a REIT, Brookfield DTLA must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements on an ongoing basis. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

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

You may be deemed to receive a taxable distribution without the receipt of any cash or property. Under Section 305(c) of the Code, holders of Brookfield DTLA Series A preferred stock may be treated for U.S. federal income tax purposes as receiving constructive distributions if the “issue price” of the Series A preferred stock is lower than the redemption price of such Series A preferred stock. If the redemption price exceeds the issue price and, based on all the facts and circumstances as of the date of issuance, redemption pursuant to Brookfield DTLA’s right to redeem is more likely than not to occur, then a holder of Series A preferred stock will be deemed to receive a series of constructive distributions of stock in the total amount of such excess, so long as the amount by which the redemption price exceeds the issue price is not de minimis. These constructive distributions will be deemed to be made to such holders in increasing amounts (on a constant-yield basis) during the period from the date of issuance to the date on which it is most likely that the Series A preferred stock will be redeemed, based on all of the facts and circumstances as of the issue date. In addition, constructive distributions could arise in other circumstances as well. In the event a holder of Series A preferred stock receives a constructive distribution, such holder may incur U.S. federal income tax liability with respect to such constructive distribution without receiving any corresponding distribution of cash with which to pay such taxes.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Lease Terms

Our leases are typically for terms of five to ten years, although we also enter into some short-term as well as some longer-term leases. Our leases usually require the purchase of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are either triple net or modified gross leases. Triple net and modified gross leases are those in which tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. We are generally responsible for structural repairs.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent and annualized rent per square foot of Brookfield DTLA’s and the Predecessor Entities’ properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent per Square Foot (2)

Brookfield DTLA:
December 31, 2013	83.5%	$143,813,089	$22.87
Predecessor Entities:
December 31, 2012	86.5%	$49,190,747	$21.54
December 31, 2011	84.4%	47,585,381	21.35
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2013 for the twelve months ending December 31, 2014 are approximately $13 million, or $1.99 per leased square foot. Total abatements for leases in effect as of December 31, 2012 for the twelve months ended December 31, 2013 were approximately $6 million, or $2.61 per leased square foot. Total abatements for leases in effect as of December 31, 2011 for the twelve months ended December 31, 2012 were approximately $5 million, or $2.29 per leased square foot.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2013:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2012	2,284,117	86.5%
Acquisition – Wells Fargo Center–North Tower	1,176,154
Acquisition – Gas Company Tower	932,617
Acquisition – Wells Fargo Center–South Tower	1,019,624
Acquisition – 777 Tower	792,946
Revised leased square feet as of December 31, 2012	6,205,458	82.4%
Expirations	(362,168)	(4.8)%
New leases	201,990	2.7%
Renewals	243,982	3.2%
Leased square feet as of December 31, 2013	6,289,262	83.5%

Property Statistics

The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2013:

				Square Feet		Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Acquired	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	30	2006	1,405,428	18.65%	92.3%	$29,255,109	$22.56
Wells Fargo Center–North Tower	2	45	2013	1,400,639	18.59%	83.3%	27,785,261	23.81
Gas Company Tower	1	17	2013	1,345,163	17.85%	71.4%	20,273,538	21.10
EY Plaza	1	74	2006	1,234,372	16.38%	88.7%	23,454,975	21.42
Wells Fargo Center–South Tower	1	16	2013	1,124,960	14.93%	86.0%	24,899,836	25.74
777 Tower	1	38	2013	1,024,835	13.60%	78.3%	18,144,370	22.61
	7	220		7,535,397	100.00%	83.5%	$143,813,089	$22.87
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2013. This amount reflects total base rent before any rent abatements as of December 31, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2013 for the twelve months ending December 31, 2014 are approximately $13 million, or $1.99 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Tenant Information

As of December 31, 2013, Brookfield DTLA’s properties were leased to 220 tenants. The following table sets forth the annualized rent and leased square footage of our 20 largest tenants as of December 31, 2013:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased RSF	% of Total Leased RSF	Year of Expiry

1	Southern California Gas Company	$9,211,081	6.4%	461,477	7.3%	Various
2	Latham & Watkins LLP	10,079,641	7.0%	386,437	6.1%	Various
3	Wells Fargo Bank National Association	7,630,845	5.3%	365,418	5.8%	Various
4	The Capital Group Companies	7,931,531	5.5%	324,398	5.2%	2018
5	Gibson, Dunn & Crutcher LLP	6,384,784	4.4%	269,173	4.3%	2022
6	Marsh USA, Inc.	4,319,480	3.0%	214,526	3.4%	2018
7	Sidley Austin (CA) LLP	4,079,753	2.8%	190,821	3.0%	Various
8	KPMG LLP	4,473,548	3.1%	183,117	2.9%	2014
9	Shepard, Mullin, Richter	3,936,692	2.7%	173,959	2.8%	2025
10	Oaktree Capital Management, L.P.	3,614,973	2.5%	169,082	2.7%	Various
11	Munger, Tolles & Olsen LLP	4,017,050	2.8%	160,682	2.6%	2022
12	Bank of America N.A.	3,866,198	2.7%	155,269	2.5%	2022
13	Ernst & Young U.S. LLP	2,718,495	1.9%	120,822	1.9%	2022
14	United States of America	3,074,579	2.1%	119,680	1.9%	Various
15	Alston & Bird LLP	2,268,524	1.6%	105,808	1.7%	Various
16	Kirkland & Ellis	2,397,840	1.7%	100,665	1.6%	2020
17	Target Corporation	604,283	0.4%	97,465	1.5%	2033
18	Winston & Strawn LLP	2,720,513	1.9%	91,170	1.4%	2017
19	Bingham McCutchen, LLP	1,951,776	1.4%	81,324	1.3%	2023
20	Reed Smith LLP	1,559,493	1.1%	79,974	1.3%	2022
		$86,841,079	60.3%	3,851,267	61.2%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2013. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding lease expirations of our 20 largest tenants as of December 31, 2013:

		Leased Square Feet as of December 31, 2013
Tenant		2014	2015	2016	2017	2018	2019	Beyond	Year of Final Expiry
		(In thousands)
1	Southern California Gas Company	28	—	—	—	—	56	378	2026
2	Latham & Watkins LLP	—	—	95	—	—	—	291	2025
3	Wells Fargo Bank National Association	25	—	8	—	56	—	276	2023
4	The Capital Group Companies	—	—	—	—	324	—	—	2018
5	Gibson, Dunn & Crutcher LLP	—	—	—	—	—	—	269	2022
6	Marsh USA, Inc.	—	—	—	—	215			2018
7	Sidley Austin (CA) LLP	28	—	—	—	—	—	163	2024
8	KPMG LLP	183	—	—	—	—	—	—	2014
9	Shepard, Mullin, Richter	—	—	—	—	—	—	174	2025
10	Oaktree Capital Management, L.P.	13	—	—	156	—	—	—	2017
11	Munger, Tolles & Olsen LLP	—	—	—	—	—	—	161	2022
12	Bank of America N.A.	—	—	—	—	—	—	155	2022
13	Ernst & Young U.S. LLP	—	—	—	—	—	—	121	2022
14	United States of America	30	90	—	—	—	—	—	2015
15	Alston & Bird LLP	26	—	—	—	—	—	80	2024
16	Kirkland & Ellis	—	—	—	—	—	—	101	2020
17	Target Corporation	—	—	—	—	—	—	97	2033
18	Winston & Strawn LLP	—	—	—	91	—	—	—	2017
19	Bingham McCutchen, LLP	—	—	—	—	—	—	81	2023
20	Reed Smith LLP	—	—	—	—	—	—	80	2022
	Leased square feet expiring by year	333	90	103	247	595	56	2,427
	Percentage of leased square feet expiring by year	5.3%	1.4%	1.6%	3.9%	9.5%	0.9%	38.6%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2013, plus currently available space, for each of the ten calendar years beginning January 1, 2014. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2014	494,860	7.9%	$11,828,102	8.2%	$23.90	$23.94
2015	285,437	4.5%	6,583,832	4.5%	23.07	23.48
2016	407,508	6.5%	8,741,861	6.1%	21.45	22.92
2017	598,161	9.5%	14,621,216	10.2%	24.44	26.93
2018	858,488	13.6%	18,948,956	13.2%	22.07	24.27
2019	423,067	6.7%	10,963,293	7.6%	25.91	31.34
2020	291,551	4.6%	6,907,160	4.8%	23.69	29.41
2021	135,238	2.2%	2,619,698	1.8%	19.37	23.86
2022	802,784	12.8%	18,940,611	13.2%	23.59	30.73
2023	642,195	10.2%	14,352,256	10.0%	22.35	30.71
Thereafter	1,349,973	21.5%	29,306,104	20.4%	21.71	29.35
Total expiring leases	6,289,262	100.0%	$143,813,089	100.0%	$22.87	$27.65
Currently available	1,246,135
Total rentable square feet	7,535,397
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2013. This amount reflects total base rent before any rent abatements as of December 31, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2013 for the twelve months ending December 31, 2014 are approximately $13 million, or $1.99 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2013, Brookfield DTLA’s debt was comprised of mortgage loans secured by six properties. A summary of our debt as of December 31, 2013 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,222.5	64.43%	5.41%	3 years
Variable-rate swapped to fixed-rate	185.0	9.75%	3.93%	7 years
Variable-rate	490.0	25.82%	1.93%	4 years
	$1,897.5	100.00%	4.36%	3 years

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data—Note 5 to Consolidated and Combined Financial Statements.”

Item 3.	Legal Proceedings.

General

Brookfield DTLA and its subsidiaries may be subject to pending legal proceedings and litigation incidental to its business. After consultation with legal counsel, management believes that any liability that may potentially result upon resolution of such matters is not expected to have a material adverse effect on its business, financial condition or consolidated financial statements as a whole.

Merger-Related Litigation

Following the announcement of the execution of the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), seven putative class actions were filed against Brookfield Office Properties Inc. (“BPO”), Brookfield DTLA, Brookfield DTLA Holdings LLC, Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties (collectively, the “Brookfield Parties”), MPG Office Trust, Inc., MPG Office, L.P., and the members of MPG Office Trust, Inc.’s board of directors. Five of these lawsuits were filed on behalf of MPG Office Trust, Inc.’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County (the “California State Court”) on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24‑C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24-C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24‑C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24-C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of MPG Office Trust, Inc.’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

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

In each of the Preferred Stock Actions, which were brought on behalf of MPG Office Trust, Inc.’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, MPG Office Trust, Inc. breached the Articles Supplementary, which governs the issuance of the MPG preferred shares, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties by agreeing to a merger agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleged that MPG Office Trust, Inc.’s board of directors failed to disclose material information regarding BPO’s extension of the tender offer.

The plaintiffs in the seven lawsuits sought an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000 (which will ultimately be determined by the California State Court). The asserted claims will not be released until such stipulation of settlement is approved by the court, following a hearing on notice to the proposed class. There can be no assurance that the court will approve the settlement. The hearing for final approval of the settlement is scheduled for June 4, 2014.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. A hearing date on the motion has not been scheduled by the court.

While the final outcome with respect to the Merger Litigations cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations or liquidity of Brookfield DTLA.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

There is no established public trading market for the registrant’s common stock. All of the registrant’s issued and outstanding common stock is held by Brookfield DTLA Holdings LLC.

The registrant has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Item 6.	Selected Financial Data.

The following tables set forth selected consolidated operating and financial data for Brookfield DTLA (for the year ended December 31, 2013) and selected combined operating and financial data for BOA Plaza and EY Plaza (the “Predecessor Entities”) (for the years ended December 31, 2012, 2011, 2010 and 2009):

	For the Year Ended December 31,
	2013 (1)	2012	2011	2010	2009
	(In thousands)
Operating Results
Total revenue	$138,722	$92,917	$92,731	$98,667	$105,174
Total expenses	153,996	92,669	93,518	93,859	101,146
Net (loss) income	(15,274)	248	(787)	4,808	4,028
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – cumulative dividends	(3,586)	—	—	—	—
Series A-1 preferred interest – redemption measurement adjustment	(76,305)	—	—	—	—
Senior participating preferred interest – cumulative dividends	(3,500)	—	—	—	—
Series B common interest – allocation of net loss	97,934	—	—	—	—
Net (loss) income attributable to Brookfield DTLA	(731)	248	(787)	4,808	4,028
Series A preferred stock – cumulative dividends	(3,864)	—	—	—	—
Series A preferred stock – redemption measurement adjustment	(82,247)	—	—	—	—
Net (loss) income to common interest holders of Brookfield DTLA	$(86,842)	$248	$(787)	$4,808	$4,028

Other Information
Cash flows (used in) provided by operating activities	$(2,208)	$15,159	$23,272	$29,001	$10,905
Cash flows used in investing activities	(39,868)	(40,989)	(24,090)	(20,983)	(16,846)
Cash flows provided by (used in) financing activities	232,440	24,025	323	(3,138)	7,404

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Financial Position
Investments in real estate, net	$2,436,253	$756,072	$734,844	$728,981	$725,179
Total assets	2,946,196	859,766	836,577	832,639	832,064
Mortgage loans, net	1,885,605	319,678	325,747	331,539	337,026
Total liabilities	2,026,658	351,063	358,826	360,806	367,955
Mezzanine equity	911,539	—	—	—	—
Stockholders’ equity	7,999	—	—	—	—
TRZ Holdings IV LLC’s interest	—	508,703	477,751	471,833	464,109
__________

(1)
On October 15, 2013, Brookfield DTLA completed the acquisition of MPG Office Trust, Inc. pursuant to the terms of the Agreement and Plan of Merger dated as of April 24, 2013, as amended. See Item 8. “Financial Statements and Supplementary Data—Note 3 to Consolidated and Combined Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated and combined financial statements and the related notes. See Item 8. “Financial Statements and Supplementary Data.”

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, and an indirect subsidiary of Brookfield Office Properties Inc. (“BPO”).

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owned 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owns approximately 84% of the member units of TRZ.

On October 15, 2013, through a series of formation transactions TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for preferred and common interests in Brookfield DTLA Fund Properties II LLC (“New OP”) and a preferred interest in Brookfield DTLA Fund Properties III LLC (“DTLA OP”). 333 South Hope owned Bank of America Plaza (“BOA Plaza”) and EYP Realty owned Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. The operations of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented. See Item 8. “Financial Statements and Supplementary Data.”

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. As part of the transaction, MPG was contributed to New OP in exchange for a preferred interest in New OP. In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Center–North Tower (also known as “Wells Fargo Tower”), Wells Fargo Center–South Tower (also known as “KPMG Tower”), Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA intends to elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to qualify as a REIT. Accordingly, Brookfield DTLA will not be subject to U.S. federal income tax, provided that it qualifies as a REIT and distributions to its stockholders generally equal or exceed its taxable income.

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of its office and retail properties, and to a lesser extent, from its parking garages.

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. Over the last several years, the Predecessor Entities have maintained their liquidity position through cash generated from operations and contributions from TRZ.

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations; and	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings.	•	Payments in connection with loans; and
		•	Distributions to Brookfield DTLA Holdings.

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2013, Brookfield DTLA had cash and cash equivalents totaling $196.1 million.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2013:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.65%	92.3%	$29,255,109	$22.56
Wells Fargo Center–North Tower	1,400,639	18.59%	83.3%	27,785,261	23.81
Gas Company Tower	1,345,163	17.85%	71.4%	20,273,538	21.10
EY Plaza	1,234,372	16.38%	88.7%	23,454,975	21.42
Wells Fargo Center–South Tower	1,124,960	14.93%	86.0%	24,899,836	25.74
777 Tower	1,024,835	13.60%	78.3%	18,144,370	22.61
	7,535,397	100.00%	83.5%	$143,813,089	$22.87
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2013. This amount reflects total base rent before any rent abatements as of December 31, 2013 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2013 for the twelve months ending December 31, 2014 are approximately $13 million, or $1.99 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2013, plus currently available space, for each of the ten calendar years beginning January 1, 2014. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2014	494,860	7.9%	$11,828,102	8.2%	$23.90	$23.94
2015	285,437	4.5%	6,583,832	4.5%	23.07	23.48
2016	407,508	6.5%	8,741,861	6.1%	21.45	22.92
2017	598,161	9.5%	14,621,216	10.2%	24.44	26.93
2018	858,488	13.6%	18,948,956	13.2%	22.07	24.27
2019	423,067	6.7%	10,963,293	7.6%	25.91	31.34
2020	291,551	4.6%	6,907,160	4.8%	23.69	29.41
2021	135,238	2.2%	2,619,698	1.8%	19.37	23.86
2022	802,784	12.8%	18,940,611	13.2%	23.59	30.73
2023	642,195	10.2%	14,352,256	10.0%	22.35	30.71
Thereafter	1,349,973	21.5%	29,306,104	20.4%	21.71	29.35
Total expiring leases	6,289,262	100.0%	$143,813,089	100.0%	$22.87	$27.65
Currently available	1,246,135
Total rentable square feet	7,535,397
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2013. This amount reflects total base rent before any rent abatements as of December 31, 2013 and is shown on a net basis; thus, for

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2013 for the twelve months ending December 31, 2014 are approximately $13 million, or $1.99 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the year ended December 31, 2013. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2013:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2012	2,284,117	86.5%
Acquisition – Wells Fargo Center–North Tower	1,176,154
Acquisition – Gas Company Tower	932,617
Acquisition – Wells Fargo Center–South Tower	1,019,624
Acquisition – 777 Tower	792,946
Revised leased square feet as of December 31, 2012	6,205,458	82.4%
Expirations	(362,168)	(4.8)%
New leases	201,990	2.7%
Renewals	243,982	3.2%
Leased square feet as of December 31, 2013	6,289,262	83.5%

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

Contributions from Brookfield DTLA Holdings—

During the year ended December 31, 2013, Brookfield DTLA received contributions from Brookfield DTLA Holdings totaling $195.5 million, of which $189.2 million was used to acquire the common stock of MPG as part of the acquisition and for expenditures totaling $6.3 million for acquisition and transaction costs related to the acquisition of MPG that were incurred by Brookfield DTLA Holdings on behalf of the Company. To the extent that future contributions are needed, Brookfield DTLA Holdings has agreed to fund up to $260 million to the Company, for which it will be entitled to receive a preferred return.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the years ended December 31, 2013 and 2012, the Predecessor Entities received contributions from TRZ totaling $5.4 million and $30.7 million, respectively. Contributions received during 2012 were primarily used for the development of and marketing and advertising expenditures related to a retail project at EY Plaza that was completed in the fourth quarter of 2012. The retail portion of EY Plaza contains approximately 330,000 rentable square feet. In the first quarter of 2011, an approximate $50 million renovation began that both modernized the retail premises and created “Taste,” a 500 seat indoor/outdoor dining destination.

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

The Predecessor Entities have generated sufficient cash from operations to fund their operating activities. In the future, should the cash generated by Brookfield DTLA’s properties, including the properties acquired from MPG, not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings.

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending between $70 million and $75 million over the next ten years, with the majority ($60 million to $65 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. BOA Plaza mortgage loans totaling $214.5 million mature on September 7, 2014. Brookfield DTLA intends to refinance these loans prior to or upon maturity. Management expects the refinancing to generate proceeds in excess of the amounts necessary to refinance the existing mortgage loans, pay all fees and other expenses related to the refinancing, and create or maintain related reserves.

Brookfield DTLA currently intends to refinance the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower on or about their scheduled maturity with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for these loans is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $273 million to complete these refinancings, all of which will occur prior to 2017. There can be no assurance that any of these refinancings can be accomplished, what terms will be available in the market for these type of financings at the time of any refinancing, or that these refinancings will generate net cash proceeds.

Distributions to Brookfield DTLA Holdings—

During the year ended December 31, 2013, Brookfield DTLA refinanced the mortgage loan secured by EY Plaza and in 2014, Brookfield DLTA intends to refinance the mortgage loans secured by BOA Plaza. If the refinancings generate net cash proceeds to DTLA OP, a subsidiary of Brookfield DTLA, it is anticipated that the net cash proceeds will be distributed by DTLA OP to Brookfield DTLA Holdings.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $3.5 million in settlement of preferred dividends on the senior participating preferred interest through December 31, 2013 and a return of investment of $66.5 million using proceeds generated by the refinancing of EY Plaza. See “Subsequent Event.”

Indebtedness

As of December 31, 2013, Brookfield DTLA’s debt was comprised of mortgage loans secured by six properties. A summary of our debt as of December 31, 2013 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,222.5	64.43%	5.41%	3 years
Variable-rate swapped to fixed-rate	185.0	9.75%	3.93%	7 years
Variable-rate	490.0	25.82%	1.93%	4 years
	$1,897.5	100.00%	4.36%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2013 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.97%	12/1/2016	$290,000	$5,792
777 Tower (3)	1.87%	11/1/2018	200,000	3,792
Total variable-rate loans			490,000	9,584

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			675,000	16,952

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	5.06%	9/7/2014	170,191	8,736
BOA Plaza	6.26%	9/7/2014	44,321	2,813
Total fixed-rate rate debt			1,222,512	67,010
Total debt			1,897,512	$83,962
Debt discounts			(11,907)
Total debt, net			$1,885,605
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(3)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(4)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

Mortgage Loans Assumed in Connection with the MPG Acquisition

On October 15, 2013, Brookfield DTLA assumed $1.5 billion of mortgage loans secured by Wells Fargo Center–North Tower, Gas Company Tower, Wells Fargo Center–South Tower and 777 Tower in connection with the MPG acquisition.

In connection with Wells Fargo Center–North Tower loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited on October 15, 2013. The remaining $5.0 million will be paid in installments of $1.25 million in April 2014, October 2014, April 2015, and October 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgage Loan Refinancings

Wells Fargo Center–South Tower—

On November 8, 2013, Brookfield DTLA Holdings refinanced the $334.6 million mortgage loan secured by the Wells Fargo Center–South Tower office property, which was acquired by Brookfield DTLA in the MPG acquisition. In connection with the refinancing, Brookfield DTLA repaid $44.6 million of principal.

The new $290.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.80%, matures on December 1, 2016 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The mortgage loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until December 1, 2015, after which the loan can be repaid without penalty.

EY Plaza—

On November 27, 2013, Brookfield DTLA Holdings refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $183.3 million, of which $99.5 million was used to repay the mortgage loan that previously encumbered the property with the remaining $83.8 million to be used for general corporate purposes.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $3.5 million in settlement of preferred dividends on the senior participating preferred interest through December 31, 2013 and a return of investment of $66.5 million using proceeds generated by the refinancing of EY Plaza. See “Subsequent Event.”

The new $185.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.75%, matures on November 27, 2020 and requires the payment of interest-only until December 1, 2015, when the loan will require the payment of principal and interest until maturity. The mortgage loan can be repaid at any time prior to maturity, in whole or in part, without penalty.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $1.9 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against Brookfield DTLA Holdings if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or Brookfield DTLA Holdings’ filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of Brookfield DTLA Holdings or Brookfield DTLA.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $1.9 billion as of December 31, 2013 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2013 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.02 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.81 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pursuant to the terms of the Gas Company Tower, Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, and EY Plaza mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

Results of Operations—Brookfield DTLA

Comparison of the Year Ended December 31, 2013 to December 31, 2012

Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2013	12/31/2012
Revenue:
Rental income	$78.0	$51.8	$26.2	51%
Tenant reimbursements	40.9	28.0	12.9	46%
Parking	16.6	10.2	6.4	63%
Interest and other	3.2	2.9	0.3	10%
Total revenue	138.7	92.9	45.8	49%

Expenses:
Rental property operating and maintenance	47.4	33.3	14.1	42%
Real estate taxes	14.6	8.6	6.0	70%
Parking	4.0	2.7	1.3	48%
Other expense	9.1	1.2	7.9	658%
Depreciation and amortization	46.7	29.0	17.7	61%
Interest	32.2	17.9	14.3	80%
Total expenses	154.0	92.7	61.3	66%
Net (loss) income	$(15.3)	$0.2	$(15.5)

Rental Income

Rental income increased $26.2 million, or 51%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $21.6 million to rental revenue during the fourth quarter of 2013. In addition, the completion of a retail project at EY Plaza during the fourth quarter of 2012 increased rental income during 2013 by $3.0 million. The modernized retail premises of EY Plaza contain approximately 330,000 rentable square feet and feature “Taste,” a 500 seat indoor/outdoor dining destination.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $12.9 million, or 46%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $10.4 million to tenant reimbursements revenue during the fourth quarter of 2013. In addition, the completion of the EY Plaza retail project increased tenant reimbursements revenue during 2013 by $1.1 million.

Parking Revenue

Parking revenue increased $6.4 million, or 63%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $5.1 million to parking revenue during the fourth quarter of 2013.

Interest and Other Revenue

Interest and other revenue increased $0.3 million, or 10%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, mainly due to various sundry amounts.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $14.1 million, or 42%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $11.1 million to rental property operating and maintenance expense during the fourth quarter of 2013. In addition, the completion of the EY Plaza retail project increased rental property operating and maintenance expense during 2013 by $1.7 million.

Real Estate Taxes Expense

Real estate taxes expense increased $6.0 million, or 70%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $4.4 million to real estate taxes expense during the fourth quarter of 2013. In addition, higher property valuations in Los Angeles County increased real estate taxes expense for BOA Plaza and EY Plaza during 2013.

Parking Expense

Parking expense increased $1.3 million, or 48%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $1.1 million to parking expense during the fourth quarter of 2013.

Other Expense

Other expense increased $7.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 as a result of marketing and advertising expenditures leading up to the opening of the EY Plaza retail project during the fourth quarter of 2012 as well as expenditures totaling $6.8 million for acquisition and transaction costs related to the acquisition of MPG that were incurred by Brookfield DTLA Holdings on behalf of the Company.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and Amortization Expense

Depreciation and amortization expense increased $17.7 million, or 61%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $16.6 million to depreciation and amortization expense during the fourth quarter of 2013.

Interest Expense

Interest expense increased $14.3 million, or 80%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $14.4 million to interest expense during the fourth quarter of 2013.

Comparison of the Year Ended December 31, 2012 to December 31, 2011

Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2012	12/31/2011
Revenue:
Rental income	$51.8	$51.9	$(0.1)	—%
Tenant reimbursements	28.0	27.9	0.1	—%
Parking	10.2	9.6	0.6	6%
Interest and other	2.9	3.3	(0.4)	(12)%
Total revenue	92.9	92.7	0.2	—%

Expenses:
Rental property operating and maintenance	33.3	32.6	0.7	2%
Real estate taxes	8.6	8.2	0.4	5%
Parking	2.7	2.2	0.5	23%
Other expense	1.2	1.7	(0.5)	(30)%
Depreciation and amortization	29.0	30.7	(1.7)	(6)%
Interest	17.9	18.1	(0.2)	(1)%
Total expenses	92.7	93.5	(0.8)	(1)%
Net income (loss)	$0.2	$(0.8)	$1.0

Rental Income

Rental income for the year ended December 31, 2012 was relatively flat compared to the year ended December 31, 2011.

Parking Revenue

Parking revenue increased $0.6 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as a result of increased revenues at the BOA Plaza garage.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $0.4 million, or 12%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, mainly due to miscellaneous sundry amounts.

Parking Expense

Parking expense increased $0.5 million, or 23%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 commensurate with an increase in parking revenue.

Other Expense

Other expense decreased $0.5 million, or 30%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to various sundry amounts.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.7 million, or 6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to various lease expirations in 2011.

Results of Operations—MPG Office Trust, Inc.

The acquisition of MPG will have a material impact on the future results of operations of Brookfield DTLA. Brookfield DTLA’s net loss of $15.3 million for the year ended December 31, 2013 includes $16.4 million of losses (including $6.8 million of transaction costs) attributable to the MPG properties. The operating losses generated by the MPG properties can be attributed to several factors:

•
As of December 31, 2013, the MPG properties were 79.6% leased as compared to 90.6% leased for the Predecessor Entities’ properties. This lower level of occupancy results in lower proportionate net operating income.

•
Brookfield DTLA assumed debt totaling $1.5 billion upon the acquisition of MPG. The MPG properties, namely Gas Company Tower and Wells Fargo Center–North Tower, carry higher levels of debt than the Predecessor Entities’ properties, which result in higher proportional interest charges. Interest expense related to the debt on the MPG properties for the year ending December 31, 2014 is estimated to be approximately $65.0 million, compared to interest expense of $17.7 million recognized for the Predecessor Entities’ properties for the year ended December 31, 2013.

•
Depreciation and amortization charges attributable to the MPG properties, including amounts attributable to amortization of intangible assets and liabilities, will be higher on a relative basis than the Predecessor Entities’ properties. Depreciation and amortization for the Predecessor Entities’ properties aggregated $28.9 million for the year ended December 31, 2013. Depreciation and amortization for the MPG properties for the year ending December 31, 2014 is estimated to be approximately $74.8 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MPG previously filed annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like MPG, who file electronically with the SEC. The reports and other information previously filed by MPG with the SEC are available at http://www.sec.gov.

Comparison of the Nine Months Ended September 30, 2013 to September 30, 2012

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	9/30/2013	9/30/2012
Revenue:
Rental income	$73.6	$74.4	$(0.8)	(1)%
Tenant reimbursements	39.8	38.4	1.4	4%
Parking	16.7	17.1	(0.4)	(2)%
Management, leasing and development services	0.2	2.2	(2.0)	(91)%
Interest and other	0.6	14.7	(14.1)	(96)%
Total revenue	130.9	146.8	(15.9)	(11)%

Expenses:
Rental property operating and maintenance	31.2	32.3	(1.1)	(3)%
Real estate taxes	11.9	11.5	0.4	3%
Parking	4.4	4.5	(0.1)	(2)%
General and administrative	25.2	17.7	7.5	42%
Other expense	—	2.8	(2.8)	(100)%
Depreciation and amortization	34.9	36.5	(1.6)	(4)%
Impairment of long-lived assets	—	2.1	(2.1)	(100)%
Interest	65.1	74.5	(9.4)	(13)%
Total expenses	172.7	181.9	(9.2)	(5)%
Loss from continuing operations before equity in net income of unconsolidated joint venture	(41.8)	(35.1)	(6.7)
Equity in net income of unconsolidated joint venture	—	14.3	(14.3)
Loss from continuing operations	$(41.8)	$(20.8)	$(21.0)
Income from discontinued operations	$155.4	$206.5	$(51.1)

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $1.4 million, or 4%, for the nine months ended September 30, 2013 as compared to September 30, 2012, mainly due to increased collections from certain tenants that was partially offset by lower occupancy as a result of lease expirations during 2013.

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue decreased $2.0 million, or 91%, for the nine months ended September 30, 2013 as compared to September 30, 2012, due to a reduction in leasing commissions earned from MPG’s joint venture with Beacon Capital Partners, LLC (“Beacon Capital”) (the “joint venture”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $14.1 million, or 96%, for the nine months ended September 30, 2013 as compared to September 30, 2012, primarily due to a termination payment received during 2012 from Beacon Capital related to the joint venture.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased $1.1 million, or 3%, for the nine months ended September 30, 2013 as compared to September 30, 2012, mainly due to lower occupancy as a result of lease expirations during 2013.

General and Administrative Expense

General and administrative expense increased $7.5 million, or 42%, for the nine months ended September 30, 2013 as compared to September 30, 2012, mainly due to increased professional services fees related to the merger with Brookfield DTLA and accrual of a lease takeover obligation related to a former tenant.

Other Expense

Other expense decreased $2.8 million, or 100%, for the nine months ended September 30, 2013 as compared to September 30, 2012, primarily due to a payment in 2012 of $2.0 million for a release of all claims under the guaranty of partial payment associated with the 3800 Chapman mortgage loan (a property that was disposed of by MPG during 2012).

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.6 million, or 4%, for the nine months ended September 30, 2013 as compared to September 30, 2012, as a result of lower amortization of lease-related costs as a result of lease expirations during 2013.

Impairment of Long-Lived Assets

Impairment of long-lived assets decreased $2.1 million, or 100%, for the nine months ended September 30, 2013 as compared to September 30, 2012, as a result of an impairment charge recorded in 2012 to reduce the carrying amount of an investment in real estate to estimated fair value, less costs to sell, for which there was no comparable activity during 2013.

Interest Expense

Interest expense decreased $9.4 million, or 13%, for the nine months ended September 30, 2013 as compared to September 30, 2012, primarily due to the expiration of the Wells Fargo Center–South Tower interest rate swap on August 9, 2012.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture decreased $14.3 million for the nine months ended September 30, 2013 as compared to September 30, 2012 due to the recognition of MPG’s 20% share of the gain on the sale of real estate of Wells Fargo Center–Denver and San Diego Tech Center by the joint venture in 2012, with no comparable activity during 2013.

Discontinued Operations

MPG’s income from discontinued operations of $155.4 million for the nine months ended September 30, 2013 is primarily comprised of a gain on sale of real estate totaling $157.3 million related to the disposition of the US Bank Tower, the Westlawn off-site parking garage and Plaza Las Fuentes. MPG’s income from discontinued operations of $206.5 million for the nine months ended September 30, 2012 is primarily comprised of a $195.0 million gain on settlement of debt recorded in connection with the disposition of Brea Corporate Place and Brea Financial Commons (the “Brea Campus”), Stadium Towers Plaza, 700 North Central, 801 North Brand, Glendale Center and 500 Orange Tower and a $66.7 million gain on the sale of real estate recorded in connection with the disposition of the Brea Campus, Stadium Towers Plaza, the City Tower development site, 700 North Central, 801 North Brand, Glendale Center and 500 Orange Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Year Ended December 31, 2012 to December 31, 2011

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2012	12/31/2011
Revenue:
Rental income	$99.4	$110.1	$(10.7)	(10)%
Tenant reimbursements	50.9	53.6	(2.7)	(5)%
Parking	22.7	22.8	(0.1)	—%
Management, leasing and development services	2.4	6.8	(4.4)	(65)%
Interest and other	15.1	1.8	13.3	739%
Total revenue	190.5	195.1	(4.6)	(2)%

Expenses:
Rental property operating and maintenance	43.3	42.3	1.0	2%
Real estate taxes	15.5	15.4	0.1	1%
Parking	6.1	6.2	(0.1)	(2)%
General and administrative	24.4	24.2	0.2	1%
Other expense	4.8	1.9	2.9	153%
Depreciation and amortization	48.5	51.7	(3.2)	(6)%
Impairment of long-lived assets	2.1	—	2.1	100%
Interest	96.4	103.7	(7.3)	(7)%
Total expenses	241.1	245.4	(4.3)	(2)%
Loss from continuing operations before equity in net income of unconsolidated joint venture and gain on sale of interest in unconsolidated joint venture	(50.6)	(50.3)	(0.3)
Equity in net income of unconsolidated joint venture	14.3	0.1	14.2
Gain on sale of interest in unconsolidated joint venture	50.1	—	50.1
Income (loss) from continuing operations	$13.8	$(50.2)	$64.0
Income from discontinued operations	$382.1	$148.5	$233.6

Rental Income

Rental income decreased $10.7 million, or 10%, for the year ended December 31, 2012 as compared to December 31, 2011, primarily due to decreases in occupancy as a result of lease expirations during 2012.

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $2.7 million, or 5%, for the year ended December 31, 2012 as compared to December 31, 2011, primarily due to lower occupancy as a result of lease expirations during 2012.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management, Leasing and Development Services Revenue

Management, leasing and development services revenue decreased $4.4 million, or 65%, for the year ended December 31, 2012 as compared to December 31, 2011, mainly due to a reduction in leasing commissions earned from the joint venture. Additionally, management and advisory fee revenue earned from the joint venture declined due to fewer properties under management as a result of the disposition by the joint venture of Wells Fargo Center–Denver and San Diego Tech Center on March 30, 2012.

Interest and Other Revenue

Interest and other revenue increased $13.3 million for the year ended December 31, 2012 as compared to December 31, 2011, primarily due to a termination payment received from Beacon Capital related to the joint venture.

Other Expense

Other expense increased $2.9 million, or 153%, for the year ended December 31, 2012 as compared to December 31, 2011, primarily due to the accrual of alternative minimum tax resulting from taxable income generated by property dispositions during 2012, for which there was no comparable activity during 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $3.2 million, or 6%, for the year ended December 31, 2012 as compared to December 31, 2011, primarily due to lower amortization of lease‑related costs during 2012 as a result of lease terminations and the sale of the Westin® Pasadena Hotel during 2011.

Impairment of Long-Lived Assets

For the year ended December 31, 2012, MPG recorded a $2.1 million impairment charge to reduce the carrying amount of an investment in real estate to estimated fair value, less costs to sell, for which there was no comparable activity during 2011.

Interest Expense

Interest expense decreased $7.3 million, or 7%, for the year ended December 31, 2012 as compared to December 31, 2011, primarily due to the expiration of the Wells Fargo Center–South Tower interest rate swap on August 9, 2012.

Equity in Net Income of Unconsolidated Joint Venture

Equity in net income of unconsolidated joint venture increased $14.2 million for the year ended December 31, 2012 reflecting MPG’s 20% share of the gain on sale of Wells Fargo Center–Denver by the joint venture, for which there was no comparable activity during 2011.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gain on Sale of Interest in Unconsolidated Joint Venture

Gain on sale of interest in unconsolidated joint venture increased $50.1 million for the year ended December 31, 2012 as a result of the sale of MPG’s remaining 20% interest in the joint venture to an affiliate of Beacon Capital, for which there was no comparable activity during 2011.

Discontinued Operations

Income from discontinued operations of $382.1 million for the year ended December 31, 2012 is comprised primarily of gains on settlement of debt related to the disposition of 700 North Central, 801 North Brand, the Brea Campus, Stadium Towers Plaza, Glendale Center, 500 Orange Tower, Two California Plaza and 3800 Chapman and gains on sale of real estate related to the disposition of the properties mentioned above and the City Tower development site. Income from discontinued operations of $148.5 million for the year ended December 31, 2011 is comprised primarily of gains on settlement of debt related to the disposition of 550 South Hope, City Tower, 2600 Michelson and 701 North Brand and gains on sale of real estate related to the disposition of the Westin® Pasadena Hotel, City Tower, 550 South Hope and 701 North Brand.

Cash Flow

The following summary discussion of Brookfield DTLA’s cash flow is based on the consolidated and combined statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in its cash flow for the periods presented below.

	For the Year Ended December 31,		Increase/ (Decrease)
	2013	2012
	(In thousands)
Net cash (used in) provided by operating activities	$(2,208)	$15,159	$(17,367)
Net cash used in investing activities	(39,868)	(40,989)	(1,121)
Net cash provided by financing activities	232,440	24,025	208,415

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash used in operating activities for the year ended December 31, 2013 totaled $2.2 million compared to net cash provided by operating activities of $15.2 million for the year ended December 31, 2012. The $17.4 million decrease was primarily the result of operating losses generated by the properties acquired from MPG.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $39.9 million for the year ended December 31, 2013, compared to net cash used in investing activities of $41.0 million during the year ended December 31, 2012. Net cash used to acquire the MPG portfolio totaled $33.5 million, with various capital and restricted cash changes generating the remainder of the change between 2013 and 2012.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $232.4 million for the year ended December 31, 2013, compared to net cash provided by financing activities of $24.0 million during the year ended December 31, 2012. The primary driver of the increase was the $189.2 million contributed by Brookfield DTLA Holdings to the Company to fund the acquisition of the common stock of MPG.

Off-Balance Sheet Arrangements

Brookfield DTLA and the Predecessor Entities did not have any off-balance sheet arrangements as of December 31, 2013 and 2012, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2013, including any guaranteed or minimum commitments under contractual obligations.

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Principal payments on mortgage loans	$214,512	$311	$751,831	$554,026	$204,232	$172,600	$1,897,512
Interest payments –
Fixed-rate debt (1)	63,340	55,461	46,331	8,269	—	—	173,401
Variable-rate swapped to fixed rate debt	7,458	7,368	7,306	7,130	6,985	13,104	49,351
Variable-rate debt (2)	9,584	9,584	9,134	3,792	3,169	—	35,263
Tenant-related commitments (3)	48,320	2,032	580	8,109	—	9,040	68,081
	$343,214	$74,756	$815,182	$581,326	$214,386	$194,744	$2,223,608
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2013 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated through common ownership with BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements).

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Management fees expense	$3,667	$2,670	$2,748
General, administrative and reimbursable expenses	1,190	1,278	1,196
Leasing and construction management fees	786	1,137	2,273

Insurance Agreement

BOA Plaza and EY Plaza are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. The MPG properties are covered under an insurance policy that provides all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance.

In addition, BOA Plaza and EY Plaza are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. The MPG properties are covered by a terrorism insurance policy with a $1.25 billion aggregate limit. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such agreements.

Insurance premiums for BOA Plaza and EY Plaza are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

A summary of costs incurred by the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Insurance expense	$4,949	$4,664	$4,489

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part I, Item 3. “Legal Proceedings.”

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of Brookfield DTLA’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. Brookfield DTLA considers the following to be its critical accounting policies:

Business Combinations

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the purchase price of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value. Management may be required to use considerable judgment when allocating the fair value of assets and liabilities acquired.

The principal valuation technique employed by Brookfield DTLA in determining the fair value of identified assets acquired and liabilities assumed is the income approach, which is then compared to the cost approach. Tangible values for investments in real estate are calculated based on replacement costs for like type quality assets. Above- and below-market lease values are determined by comparing in-place rents with current market rents. In‑place lease amounts are determined by calculating the potential lost revenue during the replacement of the current leases in place. Leasing commissions and legal/marketing fees are determined based upon market allowances pro-rated over the remaining lease terms. Mortgage loans assumed in an acquisition are analyzed using current market terms for similar debt.

Consolidation

The Company consolidates entities in which it has a controlling financial interest. In determining whether Brookfield DTLA has a controlling financial interest in an entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and Brookfield DTLA is the primary beneficiary.

A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Brookfield DTLA qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE.

The Company determined that New OP is a VIE and as a result of having the power to direct the significant activities of New OP and exposure to the economic performance of New OP, Brookfield DTLA meets the two conditions for being the primary beneficiary. Brookfield DTLA is required to continually evaluate its VIE relationships and consolidation conclusion.

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. The assessment as to whether our investment in real estate is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease‑up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date. Management believes no impairment of Brookfield DTLA’s or the Predecessor Entities’ real estate assets existed at December 31, 2013 and 2012, respectively.

Revenue Recognition

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income.

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the period during which the expenses are incurred.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rent receivable to consider if an allowance is necessary. The allowance for doubtful accounts totaled $0.4 million as of December 31, 2013. There was no allowance for doubtful accounts necessary as of December 31, 2012.

Effects of Inflation

Substantially all of Brookfield DTLA’s office leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. Brookfield DTLA believes that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve the reporting of reclassifications of various components out of accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of operations or as a separate disclosure in the accompanying notes to the financial statements. The guidance in ASU 2013-02 became effective for Brookfield DTLA beginning January 1, 2013. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

Subsequent Event

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $3.5 million in settlement of preferred dividends on the senior participating preferred interest through December 31, 2013 and a return of investment of $66.5 million using proceeds generated by the refinancing of EY Plaza.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flow. As of December 31, 2013, $675.0 million, or 35.6%, of Brookfield DTLA’s debt bears interest at variable rates based on one-month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap agreements outstanding as of December 31, 2013 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate swap	$185,000	2.178%	11/27/2013	11/2/2020	$1,007
Interest rate cap	290,000	4.750%	11/8/2013	12/1/2016	352
Interest rate cap	200,000	5.750%	10/15/2013	10/15/2018	1,248
					$2,607

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during the year ended December 31, 2013 (in thousands):

		Fair Value of
	Interest Expense	Mortgage Loans	Interest Rate Swap
50 basis point increase	$2,450	$(14,175)	$6,620
50 basis point decrease	(833)	13,986	(4,810)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap agreements as of December 31, 2013.

These amounts were determined considering the impact of hypothetical interest rates on Brookfield DTLA’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Furthermore, in the event of a change of the magnitude discussed above, management may take actions to further mitigate Brookfield DTLA’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in Brookfield DTLA’s financial structure.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Brookfield DTLA Fund Office Trust Investor Inc.
New York, NY

We have audited the accompanying consolidated and combined balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 4, 2014

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share amounts)

ASSETS
Investments in real estate:
Land	$229,039	$101,548
Buildings and improvements	2,141,821	676,420
Tenant improvements	187,005	70,604
	2,557,865	848,572
Less: accumulated depreciation	(121,612)	(92,500)
Investments in real estate, net	2,436,253	756,072

Cash and cash equivalents	196,071	5,707
Restricted cash	22,797	—
Rents, deferred rents and other receivables, net	53,306	30,437
Due from affiliates, net	—	1,785
Intangible assets, net	157,088	28,203
Deferred charges, net	61,371	25,022
Prepaid and other assets	19,310	12,540
Total assets	$2,946,196	$859,766

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans, net	$1,885,605	$319,678
Accounts payable and other liabilities	60,637	21,170
Due to affiliates, net	35,615	—
Intangible liabilities, net	44,801	10,215
Total liabilities	2,026,658	351,063

Commitments and Contingencies (See Note 14)

Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2013	339,101	—
Noncontrolling Interests:
Series A-1 preferred interest	314,658	—
Senior participating preferred interest	257,780	—
Total mezzanine equity	911,539	—
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2013	—	—
Additional paid-in capital	191,710	—
Accumulated deficit	(89,177)	—
TRZ Holdings IV LLC’s interest	—	508,703
Accumulated other comprehensive income	480	—
Noncontrolling interest – Series B common interest	(95,014)	—
Total stockholders’ equity	7,999	508,703
Total liabilities and equity	$2,946,196	$859,766

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
Rental income	$78,031	$51,815	$51,935
Tenant reimbursements	40,933	28,041	27,899
Parking	16,531	10,143	9,611
Interest and other	3,227	2,918	3,286
Total revenue	138,722	92,917	92,731
Expenses:
Rental property operating and maintenance	47,454	33,346	32,569
Real estate taxes	14,604	8,579	8,232
Parking	3,977	2,690	2,207
Other expense	9,096	1,191	1,672
Depreciation and amortization	46,682	29,013	30,678
Interest	32,183	17,850	18,160
Total expenses	153,996	92,669	93,518

Net (loss) income	(15,274)	248	(787)

Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – cumulative dividends	(3,586)	—	—
Series A-1 preferred interest – redemption measurement adjustment	(76,305)	—	—
Senior participating preferred interest – cumulative dividends	(3,500)	—	—
Series B common interest – allocation of net loss	97,934	—	—
Net loss attributable to Brookfield DTLA	(731)	248	(787)
Series A preferred stock – cumulative dividends	(3,864)	—	—
Series A preferred stock – redemption measurement adjustment	(82,247)	—	—
Net (loss) income available to common interest holders of Brookfield DTLA	$(86,842)	$248	$(787)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)

Net (loss) income	$(15,274)	$248	$(787)

Other comprehensive income:
Derivative transactions:
Derivative holding gains	1,007	—	—

Comprehensive (loss) income	(14,267)	248	(787)
Comprehensive loss attributable to noncontrolling interests	14,016	—	—
Comprehensive (loss) income available to common interest holders of Brookfield DTLA	$(251)	$248	$(787)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	TRZ Holdings IV LLC’s Interest	Accumu-lated Other Compre-hensive Income	Non- controlling Interest	Total Stock- holders’ Equity
	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2010	—	$—	$—	$—	$471,833	$—	$—	$471,833
Net loss attributable to TRZ Holdings IV LLC					(787)			(787)
Contributions from TRZ Holdings IV LLC, net					6,705			6,705
Balance, December 31, 2011	—	—	—	—	477,751	—	—	477,751
Net income attributable to TRZ Holdings IV LLC					248			248
Contributions from TRZ Holdings IV LLC, net					30,704			30,704
Balance, December 31, 2012	—	—	—	—	508,703	—	—	508,703
Net (loss) income				(3,066)	2,335		(14,543)	(15,274)
Other comprehensive income						480	527	1,007
Contributions from TRZ Holdings IV LLC, net					5,402			5,402
Non-cash distribution to TRZ Holdings IV LLC					(25,000)			(25,000)
Exchange of predecessor equity					(491,440)		2,393	(489,047)
Issuance of common stock, net of offering costs	1,000	—	191,710					191,710
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(86,111)			(83,391)	(169,502)
Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$—	$480	$(95,014)	$7,999

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(15,274)	$248	$(787)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	46,682	29,013	30,678
Provision for doubtful accounts	357	—	140
Amortization of below-market leases/ above-market leases	(5,321)	(2,159)	(2,376)
Straight-line rent amortization	(8,541)	(6,426)	(2,526)
Deemed contribution from Brookfield DTLA Holdings for costs related to the acquisition of MPG	6,314	—	—
Amortization of tenant inducements	987	804	357
Amortization of debt discounts	951	610	589
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(5,422)	(840)	648
Due from affiliates	—	(1,870)	4,400
Deferred charges	(7,323)	(4,206)	(6,164)
Prepaid and other assets	(10,757)	(2,805)	(3,898)
Accounts payable and other liabilities	(4,861)	2,790	2,211
Net cash (used in) provided by operating activities	(2,208)	15,159	23,272
Cash flows from investing activities:
Acquisition of MPG	(189,202)	—	—
Cash acquired in acquisition of MPG	155,685	—	—
Expenditures for improvements to real estate	(24,297)	(40,989)	(24,201)
Decrease in restricted cash	17,946	—	111
Net cash used in investing activities	(39,868)	(40,989)	(24,090)
Cash flows from financing activities:
Proceeds from mortgage loans	475,000	—	—
Principal payments on mortgage loans	(441,364)	(6,679)	(6,382)
Contributions from Brookfield DTLA Holdings	189,202	—	—
Contributions from TRZ Holdings IV LLC, net	5,402	30,704	6,705
Due to affiliates	12,400	—	—
Financing fees paid	(4,366)	—	—
Offering costs	(3,834)	—	—
Net cash provided by financing activities	232,440	24,025	323
Net change in cash and cash equivalents	190,364	(1,805)	(495)
Cash and cash equivalents at beginning of year	5,707	7,512	8,007
Cash and cash equivalents at end of year	$196,071	$5,707	$7,512

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,337	$17,256	$17,552

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A preferred stock in connection with the acquisition of MPG	$252,990	$—	$—
Issuance of note to TRZ Holdings IV LLC	25,000	—	—
Accrued deferred leasing costs	3,844	1,120	1,999
Accrual for real estate improvements	7,074	2,992	3,415
Increase in fair value of interest rate swap	1,007	—	—

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

General

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, and an indirect subsidiary of Brookfield Office Properties Inc. (“BPO”).

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owned 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owns approximately 84% of the member units of TRZ.

On October 15, 2013, through a series of formation transactions TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for preferred and common interests in Brookfield DTLA Fund Properties II LLC (“New OP”) and a preferred interest in Brookfield DTLA Fund Properties III LLC (“DTLA OP”). 333 South Hope owned Bank of America Plaza (“BOA Plaza”) and EYP Realty owned Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

MPG Acquisition

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. As part of the transaction, MPG was contributed to New OP in exchange for a preferred interest in New OP. See Note 3 “Acquisition of MPG Office Trust, Inc.” In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Center–North Tower (also known as “Wells Fargo Tower”), Wells Fargo Center–South Tower (also known as “KPMG Tower”), Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Predecessor Entities

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the contribution of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) constitute a transaction between entities under common control. A combination between entities that already share the same parent is not considered a business combination because there is no change in control at the parent level. Accordingly, the operations of the Predecessor Entities contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented and the assets and liabilities of BOA Plaza and EY Plaza were recorded at the

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

carrying values reflected in the books and records of 333 South Hope and EYP Realty. As such, no gain or loss has been recorded in the consolidated statement of operations for the year ended December 31, 2013 due to this transaction. As a result of the transaction, TRZ’s interest in the Predecessor Entities was exchanged for a preferred and common interest in New OP and a preferred interest in DTLA OP. As a result of certain redemption features in the preferred instruments, these instruments have been classified in the consolidated and combined balance sheet as mezzanine equity. See Note 6 “Mezzanine Equity.”

As used in these consolidated and combined financial statements and related notes, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to the combination of Brookfield DTLA Fund Office Trust Investor Inc. and the Predecessor Entities.

Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with GAAP. The consolidated balance sheet as of December 31, 2013 includes the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. The combined balance sheet as of December 31, 2012 includes the accounts of the Predecessor Entities on a combined basis in accordance with GAAP. The accompanying consolidated and combined statements of operations for the year ended December 31, 2013 include the accounts of the Predecessor Entities on a combined basis from January 1, 2013 through October 15, 2013 (the date of the merger); and the consolidated accounts of Brookfield DTLA from October 15, 2013 (the date of the merger) through December 31, 2013. The accompanying combined statements of operations for the years ended December 31, 2012 and 2011 include the accounts of the Predecessor Entities on a combined basis. All intercompany transactions have been eliminated in consolidation and combination as of and for the years ended December 31, 2013, 2012 and 2011.

The Company consolidates entities in which it has a controlling financial interest. In determining whether Brookfield DTLA has a controlling financial interest in an entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and Brookfield DTLA is the primary beneficiary.

A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Brookfield DTLA qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Consideration of various factors includes, but is not limited to, Brookfield DTLA’s ability to direct the activities that most significantly impact the VIE’s economic performance, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the manager of and/or liquidate the entity.

The Company earns a return through an indirect investment in New OP. Brookfield DTLA Holdings, the parent of Brookfield DTLA, owns all of the common interest in New OP. Brookfield DTLA has an indirect preferred stock interest in New OP and its wholly owned subsidiary is the managing member of New OP.

The Company determined that New OP is a VIE and as a result of having the power to direct the significant activities of New OP and exposure to the economic performance of New OP, Brookfield DTLA meets the two conditions for being the primary beneficiary. Brookfield DTLA is required to continually evaluate its VIE relationships and consolidation conclusion.

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long‑lived assets and fair value of debt. Actual results could ultimately differ from such estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve the reporting of reclassifications of various components out of accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of operations or as a separate disclosure in the accompanying notes to the financial statements. The guidance in ASU 2013-02 became effective for Brookfield DTLA beginning January 1, 2013. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

Significant Accounting Policies

Business Combinations—

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the purchase price of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The principal valuation technique employed by Brookfield DTLA in determining the fair value of identified assets acquired and liabilities assumed is the income approach, which is then compared to the cost approach. Tangible values for investments in real estate are calculated based on replacement costs for like type quality assets. Above- and below-market lease values are determined by comparing in-place rents with current market rents. In‑place lease amounts are determined by calculating the potential lost revenue during the replacement of the current leases in place. Leasing commissions and legal/marketing fees are determined based upon market allowances pro-rated over the remaining lease terms. Mortgage loans assumed in an acquisition are analyzed using current market terms for similar debt.

The value of the acquired above-market and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income in the consolidated and combined statements of operations over the remaining term of the associated lease. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in-place leases is included in depreciation and amortization in the consolidated and combined statements of operations.

Investments in Real Estate—

Land is carried at cost. Buildings and improvements are recorded at historical cost and are depreciated on a straight-line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the consolidated and combined statements of operations on a straight-line basis over the shorter of the useful life or the applicable lease term.

Depreciation expense related to investments in real estate during the years ended December 31, 2013, 2012 and 2011 was $29.1 million, $19.3 million and $19.4 million, respectively.

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s or the Predecessor Entities’ real estate assets existed at December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents—

Cash and cash equivalents include all cash and short-term investments with an original maturity of three months or less.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Restricted Cash—

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by our loan agreements.

Rents, Deferred Rents and Other Receivables, Net—

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable in the consolidated and combined balance sheets. Brookfield DTLA evaluates its deferred rent receivable to consider if an allowance is necessary.

Rents, deferred rents and other receivables, net also includes any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements and are presented in the consolidated and combined balance sheet net of accumulated amortization totaling $2.7 million and $1.7 million as of December 31, 2013 and 2012, respectively. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the consolidated and combined statements of operations.

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts in the consolidated and combined balance sheets for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

The allowance for doubtful accounts for Brookfield DTLA totaled $0.4 million as of December 31, 2013. There was no allowance for doubtful accounts necessary for the Predecessor Entities as of December 31, 2012. For the years ended December 31, 2013 and 2011, Brookfield DTLA and the Predecessor Entities recorded provisions for doubtful accounts of $0.4 million and $0.1 million, respectively. There was no provision for doubtful accounts recorded for the year ended December 31, 2012.

Due (to) from Affiliates, Net—

Amounts due to/from affiliates, net consist of related party receivables and payables from affiliates of BPO for advances made primarily for trade purposes. These amounts are due on demand and are non‑interest bearing.

The Company is indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013 that matures on October 15, 2015, which is included in due to affiliates, net in the consolidated balance sheet as of December 31, 2013. The note bears interest at 3.25%, which is payable semi-annually. For the year ended December 31, 2013, the Company accrued $0.2 million of interest expense related to this note.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Deferred Charges, Net—

Leasing costs, primarily commissions related to leasing activities, are deferred and are presented as deferred charges in the consolidated and combined balance sheet net of accumulated amortization totaling $17.9 million and $14.6 million as of December 31, 2013 and 2012, respectively. Deferred leasing costs amortized on a straight-line basis over the terms of the related leases as part of depreciation and amortization in the consolidated and combined statements of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets include prepaid insurance, prepaid real estate taxes and other operating costs.

Mortgage Loans, Net—

Mortgage loans are presented in the consolidated and combined balances sheet net of unamortized debt discounts totaling $11.9 million and $1.0 million as of December 31, 2013 and 2012, respectively.

Debt discounts totaling $1.0 million, $0.6 million and $0.6 million were amortized during the years ended December 31, 2013, 2012 and 2011, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and were included as part of interest expense in the consolidated and combined statements of operations.

Revenue Recognition—

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the consolidated and combined statements of operations in the period during which the expenses are incurred.

Income Taxes—

Brookfield DTLA intends to elect to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to qualify as a REIT. Accordingly, Brookfield DTLA will not be subject to U.S. federal income tax, provided that it qualifies as a REIT and distributions to its stockholders generally equal or exceed its taxable income.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Brookfield DTLA has made no provision for income taxes in its consolidated and combined financial statements. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA and the Predecessor Entities had no unrecognized tax benefits of December 31, 2013 and 2012, respectively, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. The Predecessor Entities’ 2009, 2010, 2011 and 2012 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Derivative Financial Instruments—

Brookfield DTLA uses interest rate swap contracts and interest rate cap contracts to manage risk from fluctuations in interest rates as well as to hedge anticipated future financing transactions. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Company believes these agreements are with counterparties who are creditworthy financial institutions.

Brookfield DTLA adheres to the provisions of ASC Subtopic 815-10-15, Derivatives and Hedging (“ASC 815-10-15”). ASC 815-10-15 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated and combined balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges, or that do not meet the hedge accounting criteria in ASC 815-10-15, are required to be reported through the statement of operations.

Segment Reporting

Brookfield DTLA operates in a single reportable segment referred to as its office segment, which includes the operation and management of commercial office properties. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s consolidated operations based on geography, size or type. Brookfield DTLA’s operating properties have similar economic characteristics and provide similar products and services to tenants. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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

Note 3—Acquisition of MPG Office Trust, Inc.

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG. At the effective time of the merger, (i) each issued and outstanding share of MPG common stock was automatically converted into, and canceled in exchange for, the right to receive $3.15 in cash, without interest and less any required withholding tax and (ii) each issued and outstanding share of the 7.625% Series A Cumulative Redeemable Preferred Stock of MPG (the “MPG Preferred Stock”) automatically, and without a vote by the holders of MPG Preferred Stock, was converted into and canceled in exchange for, the right to receive one share of the Company’s Series A preferred stock.

The components of the purchase price paid by Brookfield DTLA in connection with the MPG acquisition are as follows:

MPG common stock and noncontrolling common units	57,540,216
MPG in-the-money equity awards	2,524,079
60,064,295
Merger consideration per common share	$3.15
Cash consideration – common stock	$189,202,529

Fair value of Series A preferred stock issued by Brookfield DTLA	252,989,620

Total purchase price	$442,192,149

The cash consideration paid was settled using cash contributed to Brookfield DTLA by Brookfield DTLA Holdings. The fair value of the 9,730,370 shares of Series A preferred stock issued by the Company in the merger was based on an estimate of fair value of $26.00 per share. The valuation was based on available trading information for the MPG Preferred Stock and the Company’s Series A preferred stock on the day prior to and subsequent to the transaction, respectively.

In connection with the acquisition, DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings, made a tender offer to purchase all of the issued and outstanding shares of MPG Preferred Stock for cash consideration of $25.00 per share (the “offer price”). A total of 372,901 shares of MPG Preferred Stock were validly tendered into the offer and the holders thereof received the offer price for such shares. At the effective time of the merger, each share of MPG Preferred Stock that was issued and outstanding immediately prior to the merger, including each share of MPG Preferred Stock acquired by DTLA Fund Holding Co. in the offer, was exchanged for one share of Series A preferred stock of the Company with rights, terms and conditions substantially identical to those of the MPG Preferred Stock.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The acquisition of MPG is being accounted for in accordance with ASC Topic 805, Business Combinations. Brookfield DTLA recognized the assets and liabilities of MPG at fair value in its consolidated balance sheet as of October 15, 2013. The following is a preliminary estimate of the fair value assigned to the identified assets acquired and liabilities assumed (in millions):

Purchase price	$442
Identified Assets Acquired:
Investments in real estate	$1,685
Cash and cash equivalents	156
Restricted cash	41
Rents, deferred rents and other receivables	3
Intangible assets	140
Deferred charges	31
Prepaid and other assets	3
Liabilities Assumed:
Mortgage loans	(1,531)
Accounts payable and other liabilities	(46)
Intangible liabilities	(40)
Total identified assets acquired, net	442
Residual amount	$—

Brookfield DTLA incurred acquisition and transaction-related costs of $6.8 million, which are included in other expense in the consolidated statement of operations for the year ended December 31, 2013. Of that amount, $6.3 million was paid by Brookfield DTLA Holdings and was treated as a contribution in the consolidated statement of stockholders’ equity for the year ended December 31, 2013. No transaction costs were incurred during the years ended December 31, 2012 and 2011.

Pro Forma Financial Information

The results of operations of MPG are included in the consolidated statement of operations from October 15, 2013 (the date of acquisition) through December 31, 2013. During the year ended December 31, 2013, Brookfield DTLA recorded $38.8 million of total revenue and $16.4 million of net loss generated by the properties acquired from MPG.

Condensed pro forma financial information for the years ended December 31, 2013 and 2012, assuming the MPG acquisition had occurred as of January 1, 2012, is presented below for comparative purposes (in millions):

	For the Year Ended December 31,
	2013	2012
	(Unaudited)
Total revenue	$272.8	$280.0
Net loss	(103.4)	(86.6)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The condensed pro forma financial information is not necessarily indicative of what the actual results of operations of Brookfield DTLA would have been assuming the MPG acquisition had been consummated as of January 1, 2012, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include the amortization of acquired intangible assets and liabilities, and depreciation and amortization.

Note 4—Intangible Assets and Liabilities

Our intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Intangible Assets
In-place leases	$110,380	$6,503
Tenant relationships	46,248	46,248
Above-market leases	38,913	2,301
	195,541	55,052
Accumulated amortization	(38,453)	(26,849)
Intangible assets, net	$157,088	$28,203

Intangible Liabilities
Below-market leases	$76,438	$36,669
Accumulated amortization	(31,637)	(26,454)
Intangible liabilities, net	$44,801	$10,215

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Rental income	$5,321	$2,159	$2,376
Depreciation and amortization expense	10,111	5,745	7,387

As of December 31, 2013, the estimate of the amortization/accretion of intangible assets and liabilities over the next five years is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2014	$25,359	$10,916	$6,649
2015	18,425	9,733	7,112
2016	15,351	8,597	6,433
2017	9,484	5,794	5,855
2018	6,829	4,901	4,081
Thereafter	24,259	17,440	14,671
	$99,707	$57,381	$44,801

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 5—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2013	December 31, 2012
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.97%	$290,000	$—
777 Tower (2)	11/1/2018	1.87%	200,000	—
Total variable-rate loans			490,000	—

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (3)	11/27/2020	3.93%	185,000	—
Total floating-rate debt			675,000	—

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	—
Gas Company Tower	8/11/2016	5.10%	458,000	—
BOA Plaza	9/7/2014	5.06%	170,191	173,734
BOA Plaza	9/7/2014	6.26%	44,321	45,243
Total fixed-rate debt			1,222,512	218,977

Debt Refinanced:
EY Plaza			—	101,716
Total debt			1,897,512	320,693
Debt discounts			(11,907)	(1,015)
Total debt, net			$1,885,605	$319,678
__________

(1)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(2)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(3)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

The weighted average interest rate of our debt was 4.36% as of December 31, 2013 and 5.23% as of December 31, 2012.

As of December 31, 2013, our debt to be repaid in the next five years is as follows (in thousands):

2014	$214,512
2015	311
2016	751,831
2017	554,026
2018	204,232
Thereafter	172,600
$1,897,512

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

As of December 31, 2013, $185.0 million of our debt may be prepaid without penalty, $672.5 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, and $200.0 million is locked out from prepayment until November 1, 2015.

The BOA Plaza mortgage loans mature on September 7, 2014. Brookfield DTLA intends to refinance these loans prior to or upon maturity. Management expects the refinancing will generate proceeds in excess of the amounts necessary to refinance the existing mortgage loans, pay all fees and other expenses related to the refinancing, and create or maintain related reserves.

Mortgage Loans Assumed in Connection with the MPG Acquisition

Wells Fargo Center–North Tower—

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the $550.0 million mortgage loan secured by the Wells Fargo Center–North Tower office property on October 15, 2013. The mortgage loan bears interest at a fixed rate of 5.70%, matures on April 6, 2017 and requires the payment of interest-only until maturity. The mortgage loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until October 6, 2016, after which the loan can be repaid without penalty. The mortgage loan can also be defeased at any time prior to maturity.

In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited on October 15, 2013 and is included as part of restricted cash in the consolidated balance sheet as of December 31, 2013. The remaining $5.0 million will be paid in installments of $1.25 million in April 2014, October 2014, April 2015, and October 2015.

Gas Company Tower—

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the $458.0 million mortgage loan secured by the Gas Company Tower office property on October 15, 2013. The mortgage loan bears interest at a fixed rate of 5.10%, matures on August 11, 2016 and requires the payment of interest-only until maturity. The mortgage loan can be defeased at any time prior to maturity (as specified in the loan agreement). On or after May 11, 2016, the loan can be repaid, in whole or in part, without penalty.

In connection with tax indemnification agreements entered into with MPG Office, L.P. prior to the acquisition of MPG by Brookfield DTLA, Robert F. Maguire III, certain entities owned or controlled by Mr. Maguire, and other contributors to MPG at the time of its initial public offering guaranteed a portion of the Wells Fargo Center–North Tower and Gas Company Tower mortgage loans. As of December 31, 2013, $591.8 million of these loans is subject to such guarantees.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Wells Fargo Center–South Tower—

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the $334.6 million mortgage loan secured by the Wells Fargo Center–South Tower office property on October 15, 2013. The mortgage loan bore interest at a variable rate of LIBOR plus 3.00% on the A-Note and LIBOR plus 5.10% on the B-Note and was scheduled to mature on January 9, 2014. As discussed below, this loan was refinanced by Brookfield DTLA Holdings on November 8, 2013.

777 Tower—

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the $200.0 million mortgage loan secured by the 777 Tower office property on October 15, 2013.

The loan bears interest at a rate equal to LIBOR plus 1.70%, matures on November 1, 2018 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The mortgage loan is locked out from prepayment until November 1, 2015. Thereafter, the mortgage loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until November 1, 2017, after which the loan can be repaid without penalty.

Mortgage Loan Refinancings

Wells Fargo Center–South Tower—

On November 8, 2013, Brookfield DTLA Holdings refinanced the $334.6 million mortgage loan secured by Wells Fargo Center–South Tower. In connection with the refinancing, Brookfield DTLA repaid $44.6 million of principal.

The new $290.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.80%, matures on December 1, 2016 and requires the payment of interest-only until maturity. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The mortgage loan can be repaid at any time prior to maturity, in whole or in part, with the payment of a prepayment fee (as specified in the loan agreement) until December 1, 2015, after which the loan can be repaid without penalty.

EY Plaza—

On November 27, 2013, Brookfield DTLA Holdings refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $183.3 million, of which $99.5 million was used to repay the mortgage loan that previously encumbered the property with the remaining $83.8 million to be used for general corporate purposes.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $3.5 million in settlement of preferred dividends on the senior participating preferred interest through December 31, 2013 and a return of investment of $66.5 million using proceeds generated by the refinancing of EY Plaza. See Note 17 “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The new $185.0 million mortgage loan bears interest at a rate equal to LIBOR plus 1.75%, matures on November 27, 2020 and requires the payment of interest-only until December 1, 2015, when the loan will require the payment of principal and interest until maturity. The mortgage loan can be repaid at any time prior to maturity, in whole or in part, without penalty.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $1.9 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against Brookfield DTLA Holdings if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary’s or Brookfield DTLA Holdings’ filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of Brookfield DTLA Holdings or Brookfield DTLA.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $1.9 billion as of December 31, 2013 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to the “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of the loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2013 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 1.02 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.81 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower.

Pursuant to the terms of the Gas Company Tower, Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, and EY Plaza mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

Note 6—Mezzanine Equity

Mezzanine equity in the consolidated balance sheet as of December 31, 2013 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Senior Participating Preferred Interest” below and Note 17 “Subsequent Event” for a discussion of distributions paid related to the senior participating preferred interest.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2013. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

In connection with the MPG acquisition, DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings, made a tender offer to purchase all of the issued and outstanding shares of MPG Preferred Stock for cash consideration of $25.00 per share (the “offer price”). A total of 372,901 shares of MPG Preferred Stock were validly tendered into the offer and the holders thereof received the offer price for such shares. At the effective time of the merger, each share of MPG Preferred Stock that was issued and outstanding immediately prior to the merger, including each share of MPG Preferred Stock acquired by DTLA Fund Holding Co. in the offer, was exchanged for one share of Series A preferred stock with rights, terms and conditions substantially identical to those of the MPG Preferred Stock.

As of December 31, 2013, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings. No dividends were declared on the Series A preferred stock during the year ended December 31, 2013. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of December 31, 2013, the cumulative amount of unpaid dividends totals $95.8 million and has been reflected in the carrying amount of the Series A preferred stock.

The Series A preferred stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to our common stock with respect to the payment of distributions. We may, at our option, redeem the Series A preferred stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends on such Series A preferred stock up to and including the redemption date. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of Brookfield DTLA.

The Series A preferred stock is reported at its redemption value of $339.1 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through December 31, 2013.

Series A-1 Preferred Interest

On October 15, 2013, New OP issued a Series A-1 preferred interest to Brookfield DTLA Holdings or wholly owned subsidiaries of Brookfield DTLA Holdings with a stated value of $225.7 million in connection with the formation of Brookfield DTLA and the MPG acquisition. The Series A-1 preferred interest has mirror rights to the Series A preferred stock.

The Series A-1 preferred interest is reported at its redemption value of $314.7 million calculated using its estimated fair value of $234.8 million plus $79.9 million of cumulative dividends on such Series A-1 preferred interest through December 31, 2013.

Senior Participating Preferred Interest

On October 15, 2013, DTLA OP issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest is comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of Brookfield DTLA Fund Properties III LLC, who owns 333 South Hope and EYP Realty.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The senior participating preferred interest is reported at its redemption value of $257.8 million calculated using the value of the preferred and participating interests totaling $254.3 million plus $3.5 million of dividends on the preferred interest through December 31, 2013.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $3.5 million in settlement of preferred dividends on the senior participating preferred interest through December 31, 2013 and a return of investment of $66.5 million using proceeds generated by the refinancing of EY Plaza. See Note 17 “Subsequent Event.”

Distributions

Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the year ended December 31, 2013 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2012	—	$—	$—	$—	$—
Issuance of Series A preferred stock	9,730,370	252,990			252,990
Issuance of Series A-1 preferred interest			234,767		234,767
Issuance of senior participating preferred interest				254,280	254,280
Cumulative dividends		3,864	3,586	3,500	10,950
Redemption measurement adjustment		82,247	76,305		158,552
Balance, December 31, 2013	9,730,370	$339,101	$314,658	$257,780	$911,539

Note 7—Stockholders’ Equity

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share.

On April 24, 2013, Brookfield DTLA received an initial contribution of $1,000 from Brookfield DTLA Holdings in exchange for 1,000 shares of Brookfield DTLA common stock. An additional $27,000 was contributed by Brookfield DTLA Holdings on September 30, 2013. As of December 31, 2013, 1,000 shares of common stock were outstanding. No dividends were declared on the common stock during the year ended December 31, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest and senior participating preferred interest consist of equity interests of New OP and DTLA OP that are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented in mezzanine equity in the consolidated balance sheet as of December 31, 2013. See Note 6 “Mezzanine Equity.”

Stockholders’ Equity Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the consolidated balance sheet as of December 31, 2013 as noncontrolling interest.

Note 9—Accumulated Other Comprehensive Income

A summary of the change in accumulated other comprehensive income related to our cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$—	$—	$—
Other comprehensive income before reclassifications	1,007	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	1,007	—	—
Balance at end of year	$1,007	$—	$—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 10—Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

ASC Topic 820 established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three categories:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

•	Level 3—Unobservable prices that are used when little or no market data is available.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Brookfield DTLA utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, as well as consider counterparty credit risk in its assessment of fair value.

Recurring Measurements

The valuation of Brookfield DTLA’s interest rate swap is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We have incorporated credit valuation adjustments to appropriately reflect both our own and the respective counterparty’s non-performance risk in the fair value measurements.

Brookfield DTLA’s assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

Fair Value Measurements Using
Assets	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2013	$1,007	$—	$1,007	$—
December 31, 2012	—	—	—	—
December 31, 2011	—	—	—	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Prepaid and other assets	$1,007	$—

A summary of the effect of derivative financial instruments reported in the consolidated and combined financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCI	Amount of Gain/(Loss) Reclassified from AOCI to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2013	$1,007	$—
December 31, 2012	—	—
December 31, 2011	—	—

Interest Rate Swap—

As of December 31, 2013, we held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

We hold interest rate caps pursuant to the terms of certain of our mortgage agreements with the following notional amounts (in thousands):

	December 31, 2013	December 31, 2012
Wells Fargo Center–South Tower	$290,000	$—
777 Tower	200,000	—
	$490,000	$—

The fair value of our interest rate caps was $1.6 million as of December 31, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. Management routinely assesses the financial strength of its tenants and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Brookfield DTLA places its temporary cash investments with federally insured institutions. Cash balances with any one institution may at times be in excess of the federally insured limits.

The estimated fair value and face value of our mortgage loans are as follows (in thousands):

	December 31, 2013	December 31, 2012
Estimated fair value	$1,902,343	$330,267
Face value	1,897,512	320,693

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated through common ownership with BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements).

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Management fees expense	$3,667	$2,670	$2,748
General, administrative and reimbursable expenses	1,190	1,278	1,196
Leasing and construction management fees	786	1,137	2,273

Insurance Agreements

BOA Plaza and EY Plaza are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. The MPG properties are covered under an insurance policy that provides all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

In addition, BOA Plaza and EY Plaza are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. The MPG properties are covered by a terrorism insurance policy with a $1.25 billion aggregate limit. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such agreements.

Insurance premiums for BOA Plaza and EY Plaza are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

A summary of costs incurred by the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Insurance expense	$4,949	$4,664	$4,489

Note 13—Rental Income

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2014 to 2026. The future minimum rental income (on a non-straight-line basis) to be received under noncancelable tenant operating leases in effect as of December 31, 2013 is as follows (in thousands):

2014	$128,607
2015	129,240
2016	124,583
2017	121,900
2018	102,192
Thereafter	451,315
$1,057,837

The future minimum rental income shown above excludes amounts that are not fixed in accordance with a tenant’s lease, but are based upon a percentage of reimbursement of actual operating expenses and amortization of above- and below-market leases.

Note 14—Commitments and Contingencies

Tenant Concentration

Brookfield DTLA generally does not require collateral or other security from its tenants, other than security deposits or letters of credit. Our credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenants’ risk profiles prior to lease execution, and frequent monitoring of our tenant portfolio to identify problem tenants. However, since we have a significant concentration of rental revenue from certain tenants, the inability of those tenants to make their lease payments could have a material adverse effect on our results of operations, cash flow or financial condition.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. During the years ended December 31, 2013, 2012 and 2011, one tenant, The Capital Group Companies, accounted for more than 10% of our consolidated and combined rental income and tenant reimbursements revenue.

During the years ended December 31, 2013, 2012 and 2011, BOA Plaza and EY Plaza each contributed more than 10% of Brookfield DTLA’s consolidated and combined revenue. The revenue generated by these properties totaled 72%, 100% and 100% of Brookfield DTLA’s consolidated and combined revenue during the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

General—

Brookfield DTLA and its subsidiaries may be subject to pending legal proceedings and litigation incidental to its business. After consultation with legal counsel, management believes that any liability that may potentially result upon resolution of such matters is not expected to have a material adverse effect on its business, financial condition or consolidated financial statements as a whole.

Merger-Related Litigation—

Following the announcement of the execution of the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), seven putative class actions were filed against Brookfield Office Properties Inc. (“BPO”), Brookfield DTLA, Brookfield DTLA Holdings LLC, Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties (collectively, the “Brookfield Parties”), MPG Office Trust, Inc., MPG Office, L.P., and the members of MPG Office Trust, Inc.’s board of directors. Five of these lawsuits were filed on behalf of MPG Office Trust, Inc.’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County (the “California State Court”) on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24‑C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24-C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24‑C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24-C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of MPG Office Trust, Inc.’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions,” together with the Common Stock Actions, the “Merger Litigations”).

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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

In each of the Preferred Stock Actions, which were brought on behalf of MPG Office Trust, Inc.’s preferred stockholders, the plaintiffs allege, among other things, that, by entering into the Merger Agreement and tender offer, MPG Office Trust, Inc. breached the Articles Supplementary, which governs the issuance of the MPG preferred shares, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties by agreeing to a merger agreement that violated the preferred stockholders’ contractual rights and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of contract and fiduciary duty. On July 15, 2013, the plaintiffs in the Preferred Stock Actions filed a joint amended complaint in the Circuit Court for Baltimore City, Maryland that further alleged that MPG Office Trust, Inc.’s board of directors failed to disclose material information regarding BPO’s extension of the tender offer.

The plaintiffs in the seven lawsuits sought an injunction against the merger, rescission or rescissory damages in the event the merger has been consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000 (which will ultimately be determined by the California State Court), which has been recorded as a liability as of December 31, 2013 as part of accounts payable and other liabilities in the consolidated balance sheet. The asserted claims will not be released until such stipulation of settlement is approved by the court, following a hearing on notice to the proposed class. There can be no assurance that the court will approve the settlement. The hearing for final approval of the settlement is scheduled for June 4, 2014.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. A hearing date on the motion has not been scheduled by the court.

While the final outcome with respect to the Merger Litigations cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations or liquidity of Brookfield DTLA.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 15—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2013 (1)
Revenue	$23,920	$25,104	$25,234	$64,464
Expenses	23,375	24,501	24,203	81,917
Net income (loss)	545	603	1,031	(17,453)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – cumulative dividends	—	—	—	(3,586)
Series A-1 preferred interest – redemption measurement adjustment	—	—	—	(76,305)
Senior participating preferred interest – cumulative dividends	—	—	—	(3,500)
Series B common interest – allocation of net loss	—	—	—	97,934
Net income (loss) attributable to Brookfield DTLA	545	603	1,031	(2,910)
Series A preferred stock – cumulative dividends	—	—	—	(3,864)
Series A preferred stock – redemption measurement adjustment	—	—	—	(82,247)
Net income (loss) available to common interest holders of Brookfield DTLA	$545	$603	$1,031	$(89,021)

Year Ended December 31, 2012
Revenue	$22,794	$23,442	$22,703	$23,978
Expenses	21,851	22,884	22,537	25,397
Net income (loss)	$943	$558	$166	$(1,419)
__________

(1)	On October 15, 2013, Brookfield DTLA completed the acquisition of MPG pursuant to the terms of the Merger Agreement. See Note 3 “Acquisition of MPG Office Trust, Inc.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 16—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2013 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (2)	Year Acquired (a) or Con- structed (c)
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments	Total (1)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$550,000	$41,508	$458,096	$41	$—	$41,508	$458,137	$499,645	$(2,940)	2013 (a)
BOA Plaza 333 S. Hope Street	214,512	54,163	354,422	41,825	—	54,163	396,247	450,410	(62,914)	2006 (a)
Wells Fargo Center–South Tower 355 S. Grand Avenue	290,000	21,231	401,508	4	—	21,231	401,512	422,743	(2,087)	2013 (a)
Gas Company Tower 525-555 W. Fifth Street	458,000	20,742	396,127	150	—	20,742	396,277	417,019	(2,053)	2013 (a)
EY Plaza 725 S. Figueroa Street	185,000	47,385	286,982	87,458	—	47,385	374,440	421,825	(49,676)	2006 (a)
777 Tower 777 S. Figueroa Street	200,000	38,010	302,153	60	—	38,010	302,213	340,223	(1,942)	2013 (a)
Miscellaneous investments	—	6,000	—	—	—	6,000	—	6,000	—
	$1,897,512	$229,039	$2,199,288	$129,538	$—	$229,039	$2,328,826	$2,557,865	$(121,612)
__________

(1)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $3.0 billion as of December 31, 2013.

(2)
Depreciation in the consolidated and combined statements of operations is computed on a straight-line basis over the following estimated useful lives: buildings and improvements (60 years, with an estimated salvage value of 5%) and tenant improvements (the shorter of the useful life or the applicable lease term).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s and the Predecessor Entities’ investments in real estate and accumulated depreciation (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Investments in Real Estate
Balance at beginning of period	$848,572	$821,648	$799,059
Additions during period:
Acquisitions	1,685,375	—	—
Improvements	23,918	40,566	25,278
Deductions during period:
Other	—	(13,642)	(2,689)
Balance at close of period	$2,557,865	$848,572	$821,648

Accumulated Depreciation
Balance at beginning of period	$(92,500)	$(86,804)	$(70,078)
Additions during period:
Depreciation expense	(29,112)	(19,338)	(19,415)
Deductions during period:
Other	—	13,642	2,689
Balance at close of period	$(121,612)	$(92,500)	$(86,804)

Note 17—Subsequent Event

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $3.5 million in settlement of preferred dividends on the senior participating preferred interest through December 31, 2013 and a return of investment of $66.5 million using proceeds generated by the refinancing of EY Plaza.

Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Brookfield DTLA maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Mitchell E. Rudin, Brookfield DTLA’s principal executive officer, and Bryan K. Davis, Brookfield DTLA’s principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to Brookfield DTLA’s Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2013.

Item 11.    Executive Compensation.

The information required under this Item is incorporated herein by reference to Brookfield DTLA’s Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to Brookfield DTLA’s Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to Brookfield DTLA’s Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2013.

Item 14.	Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to Brookfield DTLA’s Notice of Annual Meeting of Stockholders and Proxy Statement or Annual Report on Form 10-K/A, which we intend to file with the SEC within 120 days after December 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2013, 2012 and 2011

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated and combined financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Agreement and Plan of Merger by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings L.P., Brookfield DTLA Fund Office Trust Investor Inc., DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC dated as of April 24, 2013	8-K	001-31717	2.1	April 25, 2013

2.2	Waiver and First Amendment to Agreement and Plan of Merger, dated as of May 19, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	May 20, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.3	Second Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	July 11, 2013

2.4	Third Amendment to Agreement and Plan of Merger, dated as of August 14, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	August 15, 2013

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	S-4/A	333-189273	3.2	October 9, 2013

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

3.6	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

3.7	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

3.8	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

3.9	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.1*	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.

10.1	Form of Indemnity Agreement	8-K	001-36135	10.1	November 4, 2013

10.2	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.3	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 8, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

10.4††	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-K	001-31717	10.47	March 18, 2013

10.5	Consent and Acknowledgment Agreement, dated as of October 15, 2013, by and among U.S. Bank National Association, as Trustee, Successor-in-Interest to Bank of America, N.A., as Trustee for the registered holders of GS Mortgage Securities Corporation II, commercial mortgage pass-through certificates, Series 2007-GG10, as Lender, North Tower, LLC, as Borrower, MPG Office, L.P., as Old Guarantor, and Brookfield DTLA Holdings LLC, as New Guarantor	8-K	001-36135	10.11	April 7, 2014

10.6††	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	10-K/A	001-31717	10.48	July 26, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.7	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.8	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.9	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.10	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

10.11	Loan Agreement, dated as of August 27, 2004, between Trizec 333 LA, LLC, as Borrower, and Morgan Stanley Mortgage Capital Inc. and Metropolitan Life Insurance Company collectively, as Lender	8-K	001-36135	10.1	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.12	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 777 Tower, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated October 15, 2013	8-K	001-36135	10.2	April 7, 2014

10.13	Promissory Note, dated as of October 15, 2013, between Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.3	April 7, 2014

10.14	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 355 S. Grand, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated November 8, 2013	8-K	001-36135	10.4	April 7, 2014

10.15	Promissory Note, dated as of November 8, 2013, between Maguire Properties – 355 S. Grand, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.5	April 7, 2014

10.16	Loan Agreement, between EYP Realty, LLC, as Borrower and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and the financial institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders, entered into as of November 27, 2013	8-K	001-36135	10.6	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.17	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and Wells Fargo Bank, National Association	8-K	001-36135	10.7	April 7, 2014

10.18	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and PNC Bank, National Association	8-K	001-36135	10.8	April 7, 2014

10.19	Promissory Note, dated as of December 18, 2013, between EYP Realty, LLC and Aozora Bank, Ltd.	8-K	001-36135	10.9	April 7, 2014

10.20	Assignment and Assumption Agreement, dated as of January 2, 2014, between Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36135	10.10	April 7, 2014

21.1*	List of Subsidiaries of the Registrant as of December 31, 2013

31.1*	Certification of Principal Executive Officer dated April 7, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated April 7, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
April 7, 2014 pursuant
to 18 U.S.C. Section 1350,
as adopted pursuant to
Section 906 of the
Sarbanes-Oxley
Act of 2002 (1)

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item 3 above.

(c)	Financial Statement Schedules

See Item 2 above.

__________

*	Filed herewith.

**	Furnished herewith.

†
Pursuant to Regulation S-K 601(b)(2), we have not filed exhibits and schedules related to this agreement. Copies of such exhibits and schedules will be furnished supplementally to the SEC upon request.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 7, 2014

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ MITCHELL E. RUDIN
Mitchell E. Rudin
President and Chief Executive Officer,
U.S. Commercial Operations
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 7, 2014	By:	/s/ MITCHELL E. RUDIN
Mitchell E. Rudin President and Chief Executive Officer, U.S. Commercial Operations, and Director (Principal executive officer)

	April 7, 2014	By:	/s/ BRYAN K. DAVIS
Bryan K. Davis Chief Financial Officer and Director (Principal financial and accounting officer)

	April 7, 2014	By:	/s/ G. MARK BROWN
G. Mark Brown Global Chief Investment Officer and Director

	April 7, 2014	By:	/s/ ROBERT M. DEUTSCHMAN
Robert M. Deutschman Director

	April 7, 2014	By:	/s/ EDWARD J. RATINOFF
Edward J. Ratinoff Director

	April 7, 2014	By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman Director

	April 7, 2014	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director