Form 10-K/A
period 2013-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2014-04-29
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of April 25, 2014, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10‑K of Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2014 (the “Original 10-K”) is being filed for the purpose of including the information required by Part III (Items 10-14) of Form 10-K. As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated April 29, 2014.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K/A contains “forward-looking statements” within the meaning of “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the U.S. Securities Act of 1933, as amended and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, include statements regarding our operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies and outlook, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and include words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “seeks,” “intends,” “targets,” “projects,” “forecasts,” “likely,” or negative versions thereof and other similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

•	The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business;

•	The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries;

•	The behavior of financial markets, including fluctuations in interest rates;

•	Uncertainties of real estate development or redevelopment;

•	Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•	Risks relating to Brookfield DTLA’s insurance coverage;

•	The possible impact of international conflicts and other developments, including terrorist acts;

•	Potential environmental liabilities;

•	Dependence on management personnel;

•	The ability to complete and effectively integrate acquisitions into existing operations and the ability to attain expected benefits therefrom;

•	Operational and reputational risks;

•	Catastrophic events, such as earthquakes and hurricanes; and

•	Other risks and factors relating to the transactions contemplated by the Agreement and Plan of Merger dated April 24, 2013, as amended (the “Merger Agreement”) including, but not limited to:

◦	Increases in operating costs resulting from expenses related to the MPG Office Trust, Inc. (“MPG”) acquisition;

◦
Failure to realize the anticipated benefits and synergies of the transactions contemplated by the Merger Agreement, including as a result of an increase in costs associated with integration or difficulty in integrating the businesses of Brookfield DTLA, the predecessor entities and their respective subsidiaries and MPG;

◦	Risks resulting from any lawsuits that may arise out of or have arisen as a result of the MPG acquisition or other transactions contemplated by the Merger Agreement; and

◦
The impact of legislative, regulatory and competitive changes and other risk factors relating to the real estate industry, as detailed from time to time in the reports of Brookfield DTLA and Brookfield Office Properties Inc. (“BPO”) filed with the SEC.

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

In addition to the other information included in this Form 10-K/A, including the matters addressed above, you should carefully consider the risk factors appearing under the heading “Risk Factors” in the Original 10-K. The risks and uncertainties described therein include all of the material risks facing Brookfield DTLA. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A preferred stock”), issued in connection with the MPG acquisition could decline and you could lose part or all of your investment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Brookfield DTLA’s Board of Directors currently consists of seven directors.

In 2010, as a result of MPG’s failure to pay dividends on its 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “MPG Preferred Stock”), for six or more quarterly periods, the holders of MPG Preferred Stock became entitled to elect two members of the Board of Directors of MPG (the “MPG Preferred Directors”). At a special meeting of holders of MPG Preferred Stock held on February 2, 2011, the holders of MPG Preferred Stock elected Robert M. Deutschman and Edward J. Ratinoff as the MPG Preferred Directors. At the 2012 Annual Meeting of Stockholders of MPG, the last annual meeting of stockholders of MPG prior to the consummation of its merger with the Company, the holders of MPG Preferred Stock re-elected Messrs. Deutschman and Ratinoff as the MPG Preferred Directors.

Under the articles supplementary classifying and designating the Series A preferred stock (the “Articles”), any and all accrued and unpaid dividends (whether or not such dividends are declared) on each share of MPG Preferred Stock in exchange for which a share of Series A preferred stock was issued pursuant to the merger are treated as if accrued by the Company with respect to such share of Series A preferred stock prior to the date of original issue pursuant to the merger (we refer to such accrued amount as the “MPG Preferred Accrual”). Under the Articles, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears (including the MPG Preferred Accrual), holders of Series A preferred stock are entitled to elect two preferred directors. Upon the consummation of the merger, Messrs. Deutschman and Ratinoff were appointed to the Board of Directors of Brookfield DTLA as the initial Preferred Directors.

Each director will continue in office until the next Annual Meeting of Stockholders and until his successor has been duly elected and qualified, or until the earliest of his death, resignation, retirement or removal. Biographical information regarding each director and executive officer is as follows:

Name	Age	Position
G. Mark Brown	49	Director (also Global Chief Investment Officer)
Bryan K. Davis	40	Director (also Chief Financial Officer)
Mitchell E. Rudin	61	Chairman of the Board (also President and Chief Executive Officer, U.S. Commercial Operations)
Paul L. Schulman	45	Director (also Chief Operating Officer, U.S. Commercial Operations)
Robert L. Stelzl	68	Director
Robert M. Deutschman	57	Director
Edward J. Ratinoff	49	Director

G. Mark Brown has served on the Board of Directors since the Company was formed in April 2013. Mr. Brown was appointed Global Chief Investment Officer of BPO in July 2012. Previously he was Head of Global Strategic Initiatives and Finance, prior to which he was Senior Vice President, Strategic Initiatives and Finance since 2005. Our Board of Directors nominated Mr. Brown to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Bryan K. Davis has served on the Board of Directors since the Company was formed in April 2013. Mr. Davis has held his principal occupation as Chief Financial Officer of BPO since 2007. Our Board of Directors nominated Mr. Davis to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Mitchell E. Rudin has served on the Board of Directors since the Company was formed in April 2013 and as Chairman since October 2013. Mr. Rudin has held his present principal occupation as President and Chief Executive Officer of U.S. Commercial Operations for BPO since June 2011, prior to which he was President and Chief Executive Officer of CB Richard Ellis’ New York Tri-State Region since 2004. Our Board of Directors nominated Mr. Rudin to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Paul L. Schulman has served on the Board of Directors since November 2013. Mr. Schulman was appointed Chief Operating Officer, U.S. Commercial Operations of BPO in 2009. Prior to this position, he served as Senior Vice President, Regional Head of the Washington, DC Region for BPO. He joined Trizec Properties, Inc. (which was acquired by BPO) in 1998 as Portfolio Manager for the Washington, DC and northern Virginia portfolios. Our Board of Directors nominated Mr. Schulman to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Robert L. Stelzl has served on the Board of Directors since January 2014. Mr. Stelzl is a private real estate investor and investment manager. In 2003, he retired from Colony Capital, LLC, a global real estate private equity investor, after 14 years as a principal and member of the Investment Committee. Our Board of Directors nominated Mr. Stelzl to serve as a director based, among other factors, on his experience in commercial real estate.

Robert M. Deutschman has served on the Board of Directors since October 2013. Mr. Deutschman served on the Board of Directors of MPG beginning in February 2011. Since 1999, Mr. Deutschman has served as a Managing Director at Cappello Global, LLC (and its predecessors), an investment banking firm, and as Vice Chairman of Cappello Group, Inc. since 2008. Since 2004, Mr. Deutschman has served as the Vice Chairman of the Board of Directors of Enron Creditors Recovery Corp. (formerly Enron Corp.), a position he assumed upon Enron’s emergence from bankruptcy. In May 2013, Mr. Deutschman joined the Board of Mandalay Digital Group, Inc., where he currently chairs the Audit Committee. Mr. Deutschman has also served on the Advisory Board of the RAND Center for Corporate Ethics and Governance since 2006. Our Board of Directors nominated Mr. Deutschman to serve as a director based, among other factors, on his knowledge of the Company and commercial real estate and public company experience.

Edward J. Ratinoff has served on the Board of Directors since October 2013. Mr. Ratinoff served on the Board of Directors of MPG beginning in February 2011. From March 2010 to February 2013, Mr. Ratinoff was the Managing Director and Head of Acquisitions for Phoenix Realty Group, an institutional real estate investment firm. From 2004 to 2009, Mr. Ratinoff held the position of Managing Director and West Coast Head for the J.E. Robert Companies, a global real estate investment management company. Since May 2010, Mr. Ratinoff has served as a member of the Board of Directors and Chairman of the Loan Committee of Bank of Internet. Our Board of Directors nominated Mr. Ratinoff to serve as a director based, among other factors, on his knowledge of the Company and commercial real estate and extensive investment banking experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and beneficial owners of more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership of such securities with the SEC. Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2013, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except as follows: due to inadvertence by the Company, each of the following officers or former officers and directors of the Company were late in filing a Form 3 with respect to their ownership of Series A preferred stock upon the effectiveness of the registration statement on Form S-4 registering the Series A preferred stock: G. Mark Brown, Bryan K. Davis, Mitchell E. Rudin, Robert M. Deutschman, Edward J. Ratinoff, Paul L. Schulman and Robert L. Stelzl. Required forms were filed on October 30, 2013, November 25, 2013 and April 24, 2014.

Board Governance Documents

The Board of Directors maintains a charter for its Audit Committee and has adopted written Corporate Governance Guidelines. The Board of Directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of Brookfield Asset Management Inc. (“BAM”), each applicable to the directors, officers and employees of BAM and its subsidiaries. The Company is an indirect subsidiary of BAM. These documents are available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Secretary, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

Board Meetings

The Board of Directors held one meeting during the fiscal year ended December 31, 2013. Mr. Rudin, our Chairman of the Board, presided over such executive meeting. The number of meetings of the Audit Committee is set forth below under the heading “—Board Committees—Audit Committee.” During the fiscal year ended December 31, 2013, all of our directors attended 100% of the total number of meetings of the Board of Directors and the Audit Committee, as applicable.

Board Leadership Structure and Risk Oversight

The Bylaws give the Board of Directors flexibility to determine whether the roles of Chief Executive Officer and Board Chairman should be held by the same person or two separate individuals. In connection with the consummation of the merger and the listing of the Series A preferred stock on the New York Stock Exchange (“NYSE”), the Board of Directors determined that having Mr. Rudin serve as both Chief Executive Officer and Chairman is in the best interest of the Company’s stockholders. We believe this structure makes the best use of the Chief Executive Officer’s extensive knowledge of the Company and fosters real-time communication between management and the Board of Directors.

The Board of Directors is actively involved in overseeing our risk management. Under our Corporate Governance Guidelines, the Board of Directors is responsible for assessing the major risks facing the Company and its business and approving and monitoring appropriate systems to manage those risks. Under its charter, the Audit Committee is responsible for reviewing and approving the Company’s policies with respect to risk assessment and management, particularly financial risk exposure, and discussing with management the steps taken to monitor and control risks.

Board Committees

Because the Series A preferred stock is the only publicly listed security of the Company, the Company is a special purpose entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special purpose entity exemption” with respect to certain independence requirements. As a special purpose entity under the NYSE Rules, the Company’s Board of Directors maintains an Audit Committee but is not required to establish or maintain a Nominating and Corporate Governance Committee or a Compensation Committee.

Audit Committee

General—

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and is responsible for monitoring the Company’s systems and procedures for financial reporting, risk management and internal controls, reviewing certain public disclosure documents and monitoring the performance and independence of the Company’s external auditors. The Audit Committee is also responsible for reviewing the Company’s annual audited financial statements, unaudited quarterly financial statements and management’s discussion and analysis of the financial condition and results of operations prior to their approval by the full Board of Directors. In addition, the Audit Committee is responsible for recommending to the Board of Directors the firm of independent registered public accountants to be nominated for appointment as the external auditor, for approving the assignment of any non-audit work to be performed by the external auditors and prepares the report that federal securities laws require to be included in our proxy statement each year. The Audit Committee will meet regularly in separate private sessions with the Company’s external auditors, without management present, to discuss and review specific issues as appropriate. The Board of Directors has approved a charter of the Audit Committee, and the Audit Committee carries out its responsibilities in accordance with those terms. The charter is available in print to any person who requests it by writing to our Secretary, as provided for above under the heading “—Board Governance Documents.”

Currently, Mr. Stelzl is chair and Mr. Ratinoff is a member of the Audit Committee. Each of Messrs. Stelzl and Ratinoff is an independent director. Mr. Ratinoff has served on the Audit Committee since its formation on October 15, 2013 in connection with the consummation of the merger and the listing of the Series A preferred stock on the NYSE. Mr. Stelzl has served on the Audit Committee since his election to the Board of Directors on January 20, 2014 and he was appointed chair on March 27, 2014. The composition of the Audit Committee meets NYSE requirements for a special purpose entity, including the requirements dealing with financial literacy and financial sophistication. As a special purpose entity under the NYSE rules, the Board of Directors is not required to determine whether any members of the Audit Committee qualify as an “audit committee financial expert” as defined by the SEC. The independent members of our Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards. During the fiscal year ended December 31, 2013, the Audit Committee met one time. The composition of the Audit Committee following the date of the 2014 Annual Meeting will be determined by the Board of Directors promptly after the 2014 Annual Meeting.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. BPO, through Brookfield DTLA Holdings LLC (“DTLA Holdings”), manages our operations and activities, and it, together with its board of directors and officers, makes decisions on our behalf. Our executive officers are employed by BPO and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by the compensation committee of BPO and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by BPO. We have not established any employee benefit plans or entered into any employment agreements with any of our executive officers.

BPO determines the total compensation paid to our executive officers. In determining this compensation, BPO considers, among other things, BPO’s business, results of operations and financial condition taken as a whole. For a detailed discussion of the objectives of BPO’s compensation program, the elements of its compensation program and how compensation is determined, please refer to BPO’s most recently filed Management Proxy Circular which is available on BPO’s website at www.brookfieldofficeproperties.com and at the Canadian Securities Administration website SEDAR at www.sedar.com.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during the fiscal year ended December 31, 2013:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(g)
Robert M. Deutschman	31,250	31,250
Edward J. Ratinoff	32,500	32,500
__________
(1)    Each non-independent member of the Board of Directors does not receive any additional compensation from the Company for his services as a director.
(2)    Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2013 for annual retainer fees, committee fees and/or chair fees.

Compensation Risk Assessment

The Company believes that the compensation policies and practices of the Company, and of BPO with respect to the executive officers of the Company, appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. The Company believes that the compensation policies and practices of the Company, and of BPO with respect to the executive officers of the Company, are not reasonably likely to have a material adverse effect on its financial position or results of operations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

As of April 25, 2014, DTLA Holdings owns 100% of the issued and outstanding shares of the Company’s common stock.

Based on our review of all forms filed by holders of Series A preferred stock with the SEC with respect to ownership of shares of Series A preferred stock and other information, as of April 25, 2014, there were no beneficial holders of more than 5% of the issued and outstanding shares of Series A preferred stock.

None of our directors or executive officers own any shares of capital stock of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures

Under the Company’s Corporate Governance Guidelines, each director is required to inform the Board of Directors of any potential or actual conflicts, or what might appear to be a conflict of interest he may have with the Company. If a director has a personal interest in a matter before the Board of Directors or a committee, he must not participate in any vote on the matter except where the Board of Directors or the committee has expressly determined that it is appropriate for him to do so. Under BAM’s Code of Business Conduct and Ethics, officer and employee conflicts of interest are generally prohibited as a matter of Company policy.

Management Agreements

Certain subsidiaries of the Company have entered into arrangements with BOP Management Inc., an affiliate of BPO (“BOP Management”), pursuant to which BOP Management provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 3.0% of rents collected (as defined in the management agreements). A summary of the costs incurred by the applicable subsidiaries of the Company under these arrangements for the fiscal year ended December 31, 2013 is as follows (in thousands):

Management fees expense	$3,667
General, administrative and reimbursable expenses	1,190
Leasing and construction management fees	786

Insurance Agreement

Properties held by certain Company subsidiaries are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300 million of earthquake insurance. Insurance premiums for these properties are paid by an affiliate of BPO and the Company reimburses this BPO affiliate for the actual cost of such premiums. A summary of the costs incurred by the applicable Company subsidiaries under this arrangement for the fiscal year ended December 31, 2013 is as follows (in thousands):

Insurance expense	$4,949

Director Independence

Of the Company’s seven directors, three are independent of management and of DTLA Holdings and BPO. The Board of Directors has adopted independence standards as part of its Corporate Governance Guidelines, which is also available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.”

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE Rules and our Corporate Governance Guidelines, in April 2014 the Board of Directors affirmatively determined that each of the following directors is independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Robert M. Deutschman
Edward J. Ratinoff
Robert L. Stelzl

The Board of Directors has also determined that each of Messrs. Deutschman, Ratinoff and Stelzl is independent within the meaning of both our and the NYSE’s director independence standards applicable to members of an Audit Committee. Additionally, Messrs. Deutschman, Ratinoff and Stelzl satisfy the enhanced independence standards set forth in Rule 10A-3(b)(1)(i) under the Exchange Act and NYSE listing standards.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP for the fiscal year ended December 31, 2013:

Audit fees (1)	$905,000
Audit-related fees (2)	753,000
Tax fees (3)	449,000
All other fees	—
$2,107,000
__________

(1)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated and combined financial statements, audits of the Company’s subsidiaries required for statute or otherwise and the performance of an interim review of the Company’s combined financial statements for the quarterly period ended September 30 2013.

(2)	Audit-related fees consist of fees for reviews of filings or registration statements under the Securities Act and Exchange Act during 2013.

(3)
Tax fees include fees for tax compliance and advisory services provided by Deloitte Tax LLP including tax advisory services in connection with the IRS Audit, tax compliance services related to U.S. Federal, State, and Local tax returns, and tax advisory services on Federal Foreign, State and Local tax matters, post-merger tax consulting and compliance services related to the acquisition of MPG.

Pre-approval Policies and Procedures

Our Audit Committee charter provides that the Audit Committee is to pre-approve all audit services and permitted non-audit services to be performed for us by our independent registered public accounting firm in accordance with applicable law. During the fiscal year ended December 31, 2013, all audit and non-audit services provided to us by Deloitte & Touche LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
__________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 29, 2014

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ MITCHELL E. RUDIN
Mitchell E. Rudin
President and Chief Executive Officer,
U.S. Commercial Operations
(Principal executive officer)