Form 10-Q
period 2014-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2014-05-15
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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
Yes ☐ No ☒

As of May 9, 2014, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013	1
	Condensed Consolidated and Combined Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013	3
	Condensed Consolidated and Combined Statements of Comprehensive (Loss) Income (unaudited) for the three months ended March 31, 2014 and 2013	4
	Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2014 and 2013	5
	Condensed Consolidated and Combined Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013	6
	Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	38

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	39
Item 1A.	Risk Factors.	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43
Item 3.	Defaults Upon Senior Securities.	43
Item 4.	Mine Safety Disclosures.	43
Item 5.	Other Information.	43
Item 6.	Exhibits.	44
Signatures		45

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2014	December 31, 2013

ASSETS
Investments in real estate:
Land	$229,039	$229,039
Buildings and improvements	2,142,443	2,141,821
Tenant improvements	197,286	187,005
	2,568,768	2,557,865
Less: accumulated depreciation	(136,272)	(121,612)
Investments in real estate, net	2,432,496	2,436,253

Cash and cash equivalents	119,798	196,071
Restricted cash	19,894	22,797
Rents, deferred rents and other receivables, net	70,316	53,306
Intangible assets, net	147,188	157,088
Deferred charges, net	61,299	61,371
Prepaid and other assets, net	19,736	19,310
Total assets	$2,870,727	$2,946,196

LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Mortgage loans, net	$1,885,686	$1,885,605
Accounts payable and other liabilities	67,587	60,637
Due to affiliates, net	40,907	35,615
Intangible liabilities, net	44,200	44,801
Total liabilities	$2,038,380	$2,026,658

Commitments and Contingencies (See Note 13)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands)

	March 31, 2014	December 31, 2013

LIABILITIES AND (DEFICIT) EQUITY (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2014 and December 31, 2013	$343,738	$339,101
Noncontrolling Interests:
Series A-1 preferred interest	318,961	314,658
Senior participating preferred interest	192,111	257,780
Total mezzanine equity	854,810	911,539

Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(102,806)	(89,177)
Accumulated other comprehensive (loss) income	(409)	480
Noncontrolling interest – Series B common interest	(110,958)	(95,014)
Total stockholders’ (deficit) equity	(22,463)	7,999
Total liabilities and (deficit) equity	$2,870,727	$2,946,196

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenue:
Rental income	$37,677	$13,210
Tenant reimbursements	20,348	7,133
Parking	8,333	2,869
Interest and other	2,319	708
Total revenue	68,677	23,920

Expenses:
Rental property operating and maintenance	24,385	8,273
Real estate taxes	9,047	2,294
Parking	1,797	747
Other expense	243	546
Depreciation and amortization	26,010	7,177
Interest	22,520	4,337
Total expenses	84,002	23,374

Net (loss) income	(15,325)	546
Net income attributable to TRZ Holdings IV LLC	—	(546)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(4,303)	—
Senior participating preferred interest – current dividends	(4,133)	—
Senior participating preferred interest – redemption measurement adjustment	(198)	—
Series B common interest – allocation of net loss	14,967	—
Net loss attributable to Brookfield DTLA	(8,992)	—
Series A preferred stock – current dividends	(4,637)	—
Net loss available to common interest holders of Brookfield DTLA	$(13,629)	$—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Net (loss) income	$(15,325)	$546

Other comprehensive loss:
Derivative transactions:
Derivative holding losses	(1,866)	—

Comprehensive (loss) income	(17,191)	546
Comprehensive (income) attributable to TRZ Holdings IV LLC	—	(546)
Comprehensive loss attributable to noncontrolling interests	7,310	—
Comprehensive loss available to common interest holders of Brookfield DTLA	$(9,881)	$—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(8,992)		(6,333)	(15,325)
Other comprehensive loss					(889)	(977)	(1,866)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(4,637)		(8,634)	(13,271)
Balance, March 31, 2014	1,000	$—	$191,710	$(102,806)	$(409)	$(110,958)	$(22,463)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	TRZ Holdings IV LLC’s Interest	Total Stockholders’ Equity
	Common Stock

Balance, December 31, 2012	—	$—	$—	$—	$—	$508,703	$508,703
Net income						546	546
Distributions to TRZ Holdings IV LLC, net						(2,277)	(2,277)
Balance, March 31, 2013	—	$—	$—	$—	$—	$506,972	$506,972

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net (loss) income	$(15,325)	$546
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,010	7,177
Amortization of below-market leases/ above-market leases	(653)	(501)
Straight-line rent amortization	(6,013)	(3,029)
Amortization of tenant inducements	256	242
Amortization of debt discounts	1,274	153
Amortization of deferred financing costs	318	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(9,748)	(306)
Due to (from) affiliates, net	3,786	(1,228)
Deferred charges	(2,938)	(1,512)
Prepaid and other assets	(1,433)	(64)
Accounts payable and other liabilities	9,153	1,694
Net cash provided by operating activities	4,687	3,172
Cash flows from investing activities:
Expenditures for improvements to real estate	(12,670)	(4,043)
Decrease in restricted cash	2,903	—
Net cash used in investing activities	(9,767)	(4,043)
Cash flows from financing activities:
Principal payments on mortgage loans	(1,193)	(1,795)
Distributions to Brookfield DTLA Holdings	(70,000)	—
Distributions to TRZ Holdings IV LLC, net	—	(2,277)
Net cash used in financing activities	(71,193)	(4,072)
Net change in cash and cash equivalents	(76,273)	(4,943)
Cash and cash equivalents at beginning of period	196,071	5,707
Cash and cash equivalents at end of period	$119,798	$764

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,674	$4,188

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements	$5,307	$2,325
Accrual for deferred leasing costs	3,265	1,810
Decrease in fair value of interest rate swap	(1,866)	—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 2—Basis of Presentation

Predecessor Entities

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the contribution of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) constitute a transaction between entities under common control. A combination between entities that already share the same parent is not considered a business combination because there is no change in control at the parent level. Accordingly, the operations of the Predecessor Entities contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying condensed consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented and the assets and liabilities of BOA Plaza and EY Plaza were recorded at the carrying values reflected in the books and records of 333 South Hope and EYP Realty. As such, no gain or loss was recorded in the consolidated statement of operations for the year ended December 31, 2013 due to this transaction. As a result of the transaction, TRZ’s interest in the Predecessor Entities was exchanged for a preferred and common interest in New OP and a preferred interest in DTLA OP. As a result of certain redemption features in the preferred instruments, these instruments have been classified in the consolidated balance sheets as mezzanine equity. See Note 7 “Mezzanine Equity.”

As used in these condensed consolidated and combined financial statements and related notes, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to the combination of Brookfield DTLA Fund Office Trust Investor Inc. and the Predecessor Entities.

Principles of Consolidation and Combination and Basis of Presentation

The unaudited condensed consolidated and combined financial statements and related disclosures have been prepared in accordance with GAAP applicable to interim financial information and with the instructions to Form 10‑Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Brookfield DTLA and the Predecessor Entities as of and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

The condensed consolidated balance sheet data as of December 31, 2013 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the condensed consolidated and combined financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated and combined financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2014, as amended on April 29, 2014.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Use of Estimates

The preparation of condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated and combined financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and fair value of debt. Actual results could ultimately differ from such estimates.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. We do not believe that this update will have a material effect on Brookfield DTLA’s consolidated financial statements in future periods.

Income Taxes

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

Brookfield DTLA has made no provision for income taxes in its condensed consolidated and combined financial statements for the three months ended March 31, 2014 and 2013, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of March 31, 2014 and December 31, 2013, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. The Predecessor Entities’ 2009, 2010, 2011 and 2012 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2014	December 31, 2013
Allowance for doubtful accounts	$78	$357
Accumulated amortization of tenant inducements	2,925	2,669

Brookfield DTLA and the Predecessor Entities recorded no provision for doubtful accounts during the three months ended March 31, 2014 and 2013, respectively.

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Intangible Assets
In-place leases	$110,380	$110,380
Tenant relationships	46,248	46,248
Above-market leases	38,913	38,913
	195,541	195,541
Accumulated amortization	(48,353)	(38,453)
Intangible assets, net	$147,188	$157,088

Intangible Liabilities
Below-market leases	$76,438	$76,438
Accumulated amortization	(32,238)	(31,637)
Intangible liabilities, net	$44,200	$44,801

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Rental income	$653	$501
Depreciation and amortization expense	8,324	1,358

As of March 31, 2014, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2014 and the next four years is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2014	$17,945	$8,430	$6,048
2015	18,425	9,733	7,112
2016	15,351	8,597	6,433
2017	9,484	5,794	5,855
2018	6,829	4,901	4,081
Thereafter	24,259	17,440	14,671
	$92,293	$54,895	$44,200

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2014	December 31, 2013
Accumulated amortization of leasing costs	$20,607	$17,914
Accumulated amortization of deferred financing costs	470	152

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2014	December 31, 2013
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.96%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.86%	200,000	200,000
Total variable-rate loans			490,000	490,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (3)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			675,000	675,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/7/2014	5.06%	169,245	170,191
BOA Plaza	9/7/2014	6.26%	44,074	44,321
Total fixed-rate debt			1,221,319	1,222,512

Total debt			1,896,319	1,897,512
Debt discounts			(10,633)	(11,907)
Total debt, net			$1,885,686	$1,885,605
__________

(1)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(2)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(3)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2014, our debt to be repaid during the remainder of 2014 and the next four years is as follows (in thousands):

2014	$213,319
2015	311
2016	751,831
2017	554,026
2018	204,232
Thereafter	172,600
$1,896,319

As of March 31, 2014, $185.0 million of our debt may be prepaid without penalty, $671.3 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, and $200.0 million is locked out from prepayment until November 1, 2015.

The BOA Plaza mortgage loans mature on September 7, 2014. Brookfield DTLA intends to refinance these loans prior to or upon maturity. Management expects the refinancing will generate proceeds in excess of the amounts necessary to refinance the existing mortgage loans, pay all fees and other expenses related to the refinancing, and create or maintain related reserves as the fair value of the collateral securing the loans exceeds the face value of those loans as of March 31, 2014.

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April 2014. The remaining $3.75 million will be paid in installments of $1.25 million in October 2014, April 2015, and October 2015.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $1.9 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against Brookfield DTLA Holdings if certain triggering events occur as defined in the loan agreements.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2014 and were in compliance with the amounts required by the loan agreements, with

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.92 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.73 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Senior Participating Preferred Interest” below for a discussion of distributions paid related to the senior participating preferred interest during the three months ended March 31, 2014.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2014 and December 31, 2013.

Other than the distribution paid to the senior participating preferred interest in the first quarter of 2014 described below, Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Series A Preferred Stock

As of March 31, 2014 and December 31, 2013, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

The fair value of the 9,730,370 shares of Series A preferred stock issued by the Company in the merger with MPG was based on an estimate of fair value of $26.00 per share. The valuation was based on available trading information for the MPG Preferred Stock and the Company’s Series A preferred stock on the day prior to and subsequent to the transaction, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of March 31, 2014, the cumulative amount of unpaid dividends totals $100.5 million and has been reflected in the carrying amount of the Series A preferred stock.

As of March 31, 2014, the Series A preferred stock is reported at its redemption value of $343.7 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through March 31, 2014.

Series A-1 Preferred Interest

As of March 31, 2014, the Series A-1 preferred interest is reported at its redemption value of $319.0 million calculated using its liquidation value of $225.7 million plus $93.3 million of accumulated and unpaid dividends on such Series A-1 preferred interest through March 31, 2014.

Senior Participating Preferred Interest

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza.

As of March 31, 2014, the senior participating preferred interest is reported at its redemption value of $192.1 million calculated using the value of the preferred and participating interests totaling $191.8 million plus $0.3 million of accumulated and unpaid dividends on the preferred interest through March 31, 2014.

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the three months ended March 31, 2014 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2013	9,730,370	$339,101	$314,658	$257,780	$911,539
Current dividends		4,637	4,303	4,133	13,073
Redemption measurement adjustment				198	198
Cash distribution				(70,000)	(70,000)
Balance, March 31, 2014	9,730,370	$343,738	$318,961	$192,111	$854,810

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest and senior participating preferred interest consist of equity interests of New OP and DTLA OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented in mezzanine equity in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. See Note 7 “Mezzanine Equity.”

Stockholders’ Equity Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 as noncontrolling interest.

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$1,007	$—
Other comprehensive loss before reclassifications	(1,866)	—
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(1,866)	—
Balance at end of period	$(859)	$—

Note 10—Fair Value Measurements

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA’s assets and (liabilities) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2014	$(859)	$—	$(859)	$—
December 31, 2013	1,007	—	1,007	—

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedging instruments:
Interest rate swap (liability) asset	$(859)	$1,007

The interest rate swap liability as of March 31, 2014 is included in accounts payable and other liabilities in the condensed consolidated balance sheet, while the interest rate swap asset as of December 31, 2013 is included in prepaid and other assets in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated and combined financial statements is as follows (in thousands):

	Amount of (Loss) Recognized in AOCL	Amount of Gain/(Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the three months ended:
March 31, 2014	$(1,866)	$—
March 31, 2013	—	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swap—

As of March 31, 2014 and December 31, 2013, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	March 31, 2014	December 31, 2013
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

The fair value of our interest rate caps was $1.2 million and $1.6 million as of March 31, 2014 and December 31, 2013, respectively.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	March 31, 2014	December 31, 2013
Estimated fair value	$1,888,712	$1,890,436
Carrying amount	1,885,686	1,885,605

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Intercompany Loan

The Company is indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013 that matures on October 15, 2015, which is included in due to affiliates, net in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. The note bears interest at 3.25%, which is payable semi-annually. For the three months ended March 31, 2014, the Company accrued $0.2 million of interest expense related to this note. Given the short-term nature of this instrument, fair value was determined to approximate carrying value as of March 31, 2014 and December 31, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

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

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Management fees expense	$3,386	$643
General, administrative and reimbursable expenses	701	287
Leasing and construction management fees	672	436

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

A summary of costs incurred by the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Insurance expense	$1,304	$1,212

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Effective April 19, 2014, the insurance policies covering the MPG properties expired and the MPG properties were added to the existing BPO insurance policies described above.

Note 13—Commitments and Contingencies

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

In each of the Common Stock Actions, the plaintiffs allege, among other things, that MPG Office Trust, Inc.’s board of directors breached their fiduciary duties in connection with the merger by failing to maximize the value of MPG Office Trust, Inc. and ignoring or failing to protect against conflicts of interest, and that the relevant Brookfield Parties named as defendants aided and abetted those breaches of fiduciary duty. The Kim Action further alleges that MPG Office, L.P. also aided and abetted the breaches of fiduciary duty by MPG Office Trust, Inc.’s board of directors, and the Dell’Osso Action further alleges that MPG Office Trust, Inc. and MPG Office, L.P. aided and abetted the breaches of fiduciary duty by MPG Office Trust, Inc.’s board of directors. On June 4, 2013, the Kim and Perkins plaintiffs filed identical, amended complaints in the Circuit Court for Baltimore City, Maryland. On June 5, 2013, the

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Masih plaintiffs also filed an amended complaint in the Superior Court of the State of California in Los Angeles County. The three amended complaints, as well as the Dell’Osso Action complaint, allege that the preliminary proxy statement filed by MPG Office Trust, Inc. with the SEC on May 21, 2013 is false and/or misleading because it fails to include certain details of the process leading up to the merger and fails to provide adequate information concerning MPG Office Trust, Inc.’s financial advisors.

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

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000 (which will ultimately be determined by the California State Court), which has been recorded as a liability as of March 31, 2014 as part of accounts payable and other liabilities in the condensed consolidated balance sheet. The asserted claims will not be released until such stipulation of settlement is approved by the court, following a hearing on notice to the proposed class. There can be no assurance that the court will approve the settlement. The hearing for final approval of the settlement is scheduled for June 4, 2014.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated and combined financial statements and the related notes thereto that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

Overview and Background

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

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. The operations of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the condensed consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented. See Item 1. “Financial Statements.”

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

Potential Sources of Liquidity—

Cash on Hand—

As of March 31, 2014, Brookfield DTLA had cash and cash equivalents totaling $119.8 million.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of March 31, 2014:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.65%	89.8%	$28,930,981	$22.92
Wells Fargo Center–North Tower	1,400,639	18.59%	83.2%	27,717,505	23.78
Gas Company Tower	1,345,163	17.85%	71.7%	20,511,896	21.26
EY Plaza	1,234,372	16.38%	86.7%	22,735,481	21.24
Wells Fargo Center–South Tower	1,124,960	14.93%	86.0%	25,388,361	26.25
777 Tower	1,024,835	13.60%	79.2%	18,627,280	22.95
	7,535,397	100.00%	82.8%	$143,911,504	$23.05
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2014. This amount reflects total base rent before any rent abatements as of March 31, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2014 for the twelve months ending March 31, 2015 are approximately $11.6 million, or $1.86 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at March 31, 2014, plus currently available space for the remainder of 2014 and for each of the nine calendar years beginning January 1, 2015. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2014	364,809	5.8%	$8,571,884	6.0%	$23.50	$23.54
2015	298,872	4.8%	6,938,093	4.7%	23.21	23.62
2016	416,762	6.7%	9,096,617	6.3%	21.83	22.98
2017	598,161	9.6%	14,727,924	10.2%	24.62	26.93
2018	858,488	13.7%	19,257,257	13.4%	22.43	24.27
2019	436,162	7.0%	11,354,633	7.9%	26.03	31.20
2020	291,551	4.7%	6,982,486	4.9%	23.95	29.41
2021	135,238	2.1%	2,742,485	1.9%	20.28	23.86
2022	802,784	12.9%	19,284,499	13.4%	24.02	30.73
2023	642,195	10.3%	14,467,742	10.1%	22.53	30.71
Thereafter	1,397,211	22.4%	30,487,884	21.2%	21.82	29.42
Total expiring leases	6,242,233	100.0%	$143,911,504	100.0%	$23.05	$27.73
Currently available	1,293,164
Total rentable square feet	7,535,397
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2014. This amount reflects total base rent before any rent abatements as of March 31, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2014 for the twelve months ending March 31, 2015 are approximately $11.6 million, or $1.86 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the three months ended March 31, 2014. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the three months ended March 31, 2014:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2013	6,289,262	83.5%
Expirations	(121,399)	(1.9)%
New leases	64,317	1.0%
Renewals	10,053	0.2%
Leased square feet as of March 31, 2014	6,242,233	82.8%

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

Contributions from Brookfield DTLA Holdings—

During the three months ended March 31, 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has agreed to fund up to $260 million to the Company, for which it will be entitled to receive a preferred return.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. BOA Plaza mortgage loans totaling $213.3 million mature on September 7, 2014. Brookfield DTLA intends to refinance these loans prior to or upon maturity. Management expects the refinancing to generate proceeds in excess of the amounts necessary to refinance the existing mortgage loans, pay all fees and other expenses related to the refinancing, and create or maintain related reserves as the fair value of the collateral securing the loans exceeds the face value of those loans as of March 31, 2014.

Brookfield DTLA currently intends to refinance the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower on or about their scheduled maturity with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for these loans is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $273 million to complete these refinancings, all of which will occur prior to 2017. There can be no assurance that any of these refinancings can be accomplished, what terms will be available in the market for these type of financings at the time of any refinancing, or that these refinancings will generate net cash proceeds.

Distributions to Brookfield DTLA Holdings—

In 2014, Brookfield DLTA intends to refinance the mortgage loans secured by BOA Plaza. If the refinancings generate net cash proceeds to DTLA OP, a subsidiary of Brookfield DTLA, it is anticipated that the net cash proceeds will be distributed by DTLA OP to Brookfield DTLA Holdings.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza in 2013.

Indebtedness

As of March 31, 2014, Brookfield DTLA’s debt was comprised of mortgage loans secured by six properties. A summary of our debt as of March 31, 2014 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,221.3	64.40%	5.41%	2 years
Variable-rate swapped to fixed-rate	185.0	9.76%	3.93%	7 years
Variable-rate	490.0	25.84%	1.92%	3 years
	$1,896.3	100.00%	4.36%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2014 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.96%	12/1/2016	$290,000	$5,763
777 Tower (3)	1.86%	11/1/2018	200,000	3,772
Total variable-rate loans			490,000	9,535

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			675,000	16,903

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	5.06%	9/7/2014	169,245	8,687
BOA Plaza	6.26%	9/7/2014	44,074	2,797
Total fixed-rate rate debt			1,221,319	$66,945

Total debt			1,896,319
Debt discounts			(10,633)
Total debt, net			$1,885,686
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(3)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(4)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April 2014. The remaining $3.75 million will be paid in installments of $1.25 million in October 2014, April 2015, and October 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $1.9 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against Brookfield DTLA Holdings if certain triggering events occur as defined in the loan agreements.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.92 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.73 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to March 31, 2013

Condensed Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	3/31/2014	3/31/2013
Revenue:
Rental income	$37.7	$13.2	$24.5	185%
Tenant reimbursements	20.4	7.1	13.3	186%
Parking	8.3	2.9	5.4	188%
Interest and other	2.3	0.7	1.6	229%
Total revenue	68.7	23.9	44.8	187%

Expenses:
Rental property operating and maintenance	24.4	8.3	16.1	195%
Real estate taxes	9.0	2.3	6.7	292%
Parking	1.8	0.7	1.1	147%
Other expense	0.3	0.5	(0.2)	(60)%
Depreciation and amortization	26.0	7.2	18.8	262%
Interest	22.5	4.3	18.2	420%
Total expenses	84.0	23.3	60.7	261%
Net (loss) income	$(15.3)	$0.6	$(15.9)

Rental Income

Rental income increased $24.5 million, or 185%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the acquisition of MPG which contributed $24.5 million to rental income in the first quarter of 2014.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $13.3 million, or 186%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, mainly due to the acquisition of MPG which contributed $11.8 million to tenant reimbursements revenue in the first quarter of 2014.

Parking Revenue

Parking revenue increased $5.4 million, or 188%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, mainly due to the acquisition of MPG which contributed $5.3 million to parking revenue in the first quarter of 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $1.6 million, or 229%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the acquisition of MPG which contributed $1.6 million to interest and other revenue in the first quarter of 2014.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $16.1 million, or 195%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, mainly due to the acquisition of MPG which contributed $16.0 million to rental property operating and maintenance expense in the first quarter of 2014.

Real Estate Taxes Expense

Real estate taxes expense increased $6.7 million, or 292%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, largely as a result of the acquisition of MPG which contributed $6.0 million to real estate taxes expense in the first quarter of 2014.

Parking Expense

Parking expense increased $1.1 million, or 147%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily as a result of the acquisition of MPG which contributed $0.9 million to parking expense in the first quarter of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $18.8 million, or 262%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the acquisition of MPG which contributed $18.7 million to depreciation and amortization expense in the first quarter of 2014.

Interest Expense

Interest expense increased $18.2 million, or 420%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, largely as a result of the acquisition of MPG which contributed $17.4 million to interest expense in the first quarter of 2014 combined with payments on the interest rate swap agreement related to the EY Plaza mortgage loan that was entered into in November 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flow

The following summary discussion of Brookfield DTLA’s cash flow is based on the condensed consolidated and combined statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flow for the periods presented below.

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2014	March 31, 2013
	(In thousands)
Net cash provided by operating activities	$4,687	$3,172	$1,515
Net cash used in investing activities	(9,767)	(4,043)	5,724
Net cash used in financing activities	(71,193)	(4,072)	67,121

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the three months ended March 31, 2014 totaled $4.7 million, compared to net cash provided by operating activities of $3.2 million during the three months ended March 31, 2013.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $9.8 million during the three months ended March 31, 2014, compared to net cash used in investing activities of $4.0 million during the three months ended March 31, 2013, as a result of increased expenditures for improvements to its properties during 2014.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities totaled $71.2 million during the three months ended March 31, 2014, compared to net cash used in financing activities of $4.1 million during the three months ended March 31, 2013. A $70.0 million distribution to Brookfield DTLA Holdings related to the senior participating preferred interest during the three months ended March 31, 2014 was the primary driver of the change.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of March 31, 2014 and December 31, 2013, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2014, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total

Principal payments on mortgage loans	$213,319	$311	$751,831	$554,026	$204,232	$172,600	$1,896,319
Interest payments –
Fixed-rate debt (1)	49,620	55,461	46,331	8,269	—	—	159,681
Variable-rate swapped to fixed-rate debt	5,511	7,368	7,306	7,130	6,985	13,111	47,411
Variable-rate debt (2)	7,184	9,535	9,087	3,772	3,152	—	32,730
Tenant-related commitments (3)	46,044	2,032	568	8,108	—	9,466	66,218
	$321,678	$74,707	$815,123	$581,305	$214,369	$195,177	$2,202,359
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2014 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2014.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Management fees expense	$3,386	$643
General, administrative and reimbursable expenses	701	287
Leasing and construction management fees	672	436

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

A summary of costs incurred by the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Insurance expense	$1,304	$1,212

Effective April 19, 2014, the insurance policies covering the MPG properties expired and the MPG properties were added to the existing BPO insurance policies described above.

Litigation

See Part II, Item 1. “Legal Proceedings.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 8, 2014, as amended on April 29, 2014, for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. We do not believe that this update will have a material effect on Brookfield DTLA’s consolidated financial statements in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 8, 2014, as amended on April 29, 2014, for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2013.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Mitchell E. Rudin, our principal executive officer, and Bryan K. Davis, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Brookfield DTLA cautions that the foregoing list of important factors that may affect future results is not exhaustive. When relying on Brookfield DTLA’s forward-looking statements or information, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. Except as required by law, Brookfield DTLA undertakes no obligation to publicly update or revise any forward‑looking statements or information, whether written or oral, that may be as a result of new information, future events or otherwise.

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on April 8, 2014, as amended on April 29, 2014. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2014, the cumulative amount of unpaid dividends totals $102.0 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 15, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 15, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
May 15, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of May 15, 2014

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ MITCHELL E. RUDIN
Mitchell E. Rudin
President and Chief Executive Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ BRYAN K. DAVIS
Bryan K. Davis
Chief Financial Officer
(Principal financial officer)