Form 10-Q
period 2014-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2014-08-14
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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
Yes ☐ No ☒

As of August 8, 2014, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013	1
	Condensed Consolidated and Combined Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013	3
	Condensed Consolidated and Combined Statements of Comprehensive (Loss) Income (unaudited) for the three and six months ended June 30, 2014 and 2013	4
	Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit) (unaudited) for the six months ended June 30, 2014 and 2013	5
	Condensed Consolidated and Combined Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013	6
	Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43
Item 4.	Controls and Procedures.	43

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	44
Item 1A.	Risk Factors.	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48
Item 3.	Defaults Upon Senior Securities.	48
Item 4.	Mine Safety Disclosures.	48
Item 5.	Other Information.	48
Item 6.	Exhibits.	49
Signatures		50

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2014	December 31, 2013

ASSETS
Investments in real estate:
Land	$229,039	$229,039
Buildings and improvements	2,153,674	2,141,821
Tenant improvements	207,712	187,005
	2,590,425	2,557,865
Less: accumulated depreciation	(153,435)	(121,612)
Investments in real estate, net	2,436,990	2,436,253

Cash and cash equivalents	123,087	196,071
Restricted cash	24,981	22,797
Rents, deferred rents and other receivables, net	69,450	53,306
Intangible assets, net	137,443	157,088
Deferred charges, net	60,132	61,371
Prepaid and other assets, net	9,780	19,310
Total assets	$2,861,863	$2,946,196

LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Mortgage loans, net	$1,885,618	$1,885,605
Accounts payable and other liabilities	73,824	60,637
Due to affiliates, net	41,463	35,615
Intangible liabilities, net	42,019	44,801
Total liabilities	$2,042,924	$2,026,658

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands)

	June 30, 2014	December 31, 2013

LIABILITIES AND (DEFICIT) EQUITY (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2014 and December 31, 2013	$348,375	$339,101
Noncontrolling Interests:
Series A-1 preferred interest	323,264	314,658
Senior participating preferred interest	196,143	257,780
Total mezzanine equity	867,782	911,539

Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(114,421)	(89,177)
Accumulated other comprehensive (loss) income	(1,366)	480
Noncontrolling interest – Series B common interest	(124,766)	(95,014)
Total stockholders’ (deficit) equity	(48,843)	7,999
Total liabilities and (deficit) equity	$2,861,863	$2,946,196

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
Rental income	$38,074	$13,352	$75,751	$26,562
Tenant reimbursements	25,261	8,260	45,609	15,393
Parking	8,329	2,790	16,662	5,659
Interest and other	2,694	722	5,013	1,430
Total revenue	74,358	25,124	143,035	49,044

Expenses:
Rental property operating and maintenance	23,224	8,440	47,609	16,713
Real estate taxes	9,809	3,128	18,856	5,422
Parking	1,652	745	3,449	1,492
Other expense	701	717	944	1,263
Depreciation and amortization	28,100	7,127	54,110	14,304
Interest	22,271	4,365	44,791	8,702
Total expenses	85,757	24,522	169,759	47,896

Net (loss) income	(11,399)	602	(26,724)	1,148
Net income attributable to TRZ Holdings IV LLC	—	(602)	—	(1,148)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(4,303)	—	(8,606)	—
Senior participating preferred interest – current dividends	(3,102)	—	(7,235)	—
Senior participating preferred interest – redemption measurement adjustment	(930)	—	(1,128)	—
Series B common interest – allocation of net loss	12,756	—	27,723	—
Net loss attributable to Brookfield DTLA	(6,978)	—	(15,970)	—
Series A preferred stock – current dividends	(4,637)	—	(9,274)	—
Net loss available to common interest holders of Brookfield DTLA	$(11,615)	$—	$(25,244)	$—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net (loss) income	$(11,399)	$602	$(26,724)	$1,148

Other comprehensive loss:
Derivative transactions:
Derivative holding losses	(2,009)	—	(3,875)	—

Comprehensive (loss) income	(13,408)	602	(30,599)	1,148
Comprehensive (income) attributable to TRZ Holdings IV LLC	—	(602)	—	(1,148)
Comprehensive loss attributable to noncontrolling interests	5,473	—	12,783	—
Comprehensive loss available to common interest holders of Brookfield DTLA	$(7,935)	$—	$(17,816)	$—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(15,970)		(10,754)	(26,724)
Other comprehensive loss					(1,846)	(2,029)	(3,875)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(9,274)		(16,969)	(26,243)
Balance, June 30, 2014	1,000	$—	$191,710	$(114,421)	$(1,366)	$(124,766)	$(48,843)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TRZ Holdings IV LLC’s Interest	Total Member’s Equity
	Common Stock

Balance, December 31, 2012	—	$—	$—	$—	$—	$508,703	$508,703
Net income						1,148	1,148
Contributions from TRZ Holdings IV LLC, net						2,690	2,690
Balance, June 30, 2013	—	$—	$—	$—	$—	$512,541	$512,541

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net (loss) income	$(26,724)	$1,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,110	14,304
Amortization of below-market leases/ above-market leases	(1,248)	(993)
Straight-line rent amortization	(10,023)	(5,728)
Amortization of tenant inducements	1,208	488
Amortization of debt discounts	2,353	311
Amortization of deferred financing costs	627	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(9,303)	(719)
Due to (from) affiliates, net	664	(2,546)
Deferred charges	(4,859)	(1,941)
Prepaid and other assets	8,524	1,942
Accounts payable and other liabilities	3,442	74
Net cash provided by operating activities	18,771	6,340
Cash flows from investing activities:
Expenditures for improvements to real estate	(17,232)	(7,634)
Increase in restricted cash	(2,183)	—
Net cash used in investing activities	(19,415)	(7,634)
Cash flows from financing activities:
Principal payments on mortgage loans	(2,340)	(3,535)
Distributions to Brookfield DTLA Holdings	(70,000)	—
Contributions from TRZ Holdings IV LLC, net	—	2,690
Net cash used in financing activities	(72,340)	(845)
Net change in cash and cash equivalents	(72,984)	(2,139)
Cash and cash equivalents at beginning of period	196,071	5,707
Cash and cash equivalents at end of period	$123,087	$3,568

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$41,757	$8,431

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements	$11,488	$3,087
Accrual for deferred leasing costs	2,628	1,923
Decrease in fair value of interest rate swap	(3,875)	—

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year-ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. We do not believe that this update will have a material effect on Brookfield DTLA’s consolidated financial statements in future periods.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

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

Brookfield DTLA has made no provision for income taxes in its condensed consolidated and combined financial statements for the three and six months ended June 30, 2014 and 2013, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of June 30, 2014 and December 31, 2013, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. The Predecessor Entities’ 2009, 2010, 2011 and 2012 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2014	December 31, 2013
Allowance for doubtful accounts	$168	$357
Accumulated amortization of tenant inducements	3,877	2,669

Brookfield DTLA recorded a provision for doubtful accounts of $0.1 million during the three and six months ended June 30, 2014. The Predecessor Entities recorded no provision for doubtful accounts during the three and six months ended June 30, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Intangible Assets
In-place leases	$110,380	$110,380
Tenant relationships	46,248	46,248
Above-market leases	38,913	38,913
	195,541	195,541
Accumulated amortization	(58,098)	(38,453)
Intangible assets, net	$137,443	$157,088

Intangible Liabilities
Below-market leases	$76,438	$76,438
Accumulated amortization	(34,419)	(31,637)
Intangible liabilities, net	$42,019	$44,801

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Rental income	$595	$492	$1,248	$993
Depreciation and amortization expense	8,159	1,067	16,483	2,425

As of June 30, 2014, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2014, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2014	$11,308	$5,943	$3,882
2015	18,221	9,733	7,107
2016	15,146	8,597	6,428
2017	9,280	5,794	5,850
2018	6,821	4,901	4,081
Thereafter	24,259	17,440	14,671
	$85,035	$52,408	$42,019

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2014	December 31, 2013
Accumulated amortization of leasing costs	$23,385	$17,914
Accumulated amortization of deferred financing costs	779	152

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2014	December 31, 2013
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.96%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.86%	200,000	200,000
Total variable-rate loans			490,000	490,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (3)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			675,000	675,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza (4)	9/7/2014	5.06%	168,335	170,191
BOA Plaza (4)	9/7/2014	6.26%	43,837	44,321
Total fixed-rate debt			1,220,172	1,222,512

Total debt			1,895,172	1,897,512
Debt discounts			(9,554)	(11,907)
Total debt, net			$1,885,618	$1,885,605
__________

(1)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(2)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(3)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

(4)	The BOA Plaza mortgage loans were refinanced on August 7, 2014. See Note 14 “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2014, our debt to be repaid during the remainder of 2014, the next four years and thereafter is as follows (in thousands):

2014 (1)	$212,172
2015	311
2016	751,831
2017	554,026
2018	204,232
Thereafter	172,600
$1,895,172
__________

(1)	The BOA Plaza mortgage loans were refinanced on August 7, 2014. See Note 14 “Subsequent Event.”

As of June 30, 2014, $397.2 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, and $200.0 million is locked out from prepayment until November 1, 2015.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.86 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.68 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Senior Participating Preferred Interest” below for a discussion of the distribution paid related to the senior participating preferred interest during 2014.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of June 30, 2014 and December 31, 2013.

Other than the distribution paid to the senior participating preferred interest described below, Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Series A Preferred Stock

As of June 30, 2014 and December 31, 2013, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

The fair value of the 9,730,370 shares of Series A preferred stock issued by the Company in the merger with MPG was based on an estimate of fair value of $26.00 per share. The valuation was based on available trading information for the MPG Preferred Stock and the Company’s Series A preferred stock on the day prior to and subsequent to the transaction, respectively.

No dividends were declared on the Series A preferred stock during the six months ended June 30, 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of June 30, 2014, the cumulative amount of unpaid dividends totals $105.1 million and has been reflected in the carrying amount of the Series A preferred stock.

As of June 30, 2014, the Series A preferred stock is reported at its redemption value of $348.4 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through June 30, 2014.

Series A-1 Preferred Interest

As of June 30, 2014, the Series A-1 preferred interest is reported at its redemption value of $323.3 million calculated using its liquidation value of $225.7 million plus $97.6 million of accumulated and unpaid dividends on such Series A-1 preferred interest through June 30, 2014.

Senior Participating Preferred Interest

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza.

As of June 30, 2014, the senior participating preferred interest is reported at its redemption value of $196.1 million calculated using the value of the preferred and participating interests totaling $192.7 million plus $3.4 million of accumulated and unpaid dividends on the preferred interest through June 30, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the six months ended June 30, 2014 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2013	9,730,370	$339,101	$314,658	$257,780	$911,539
Current dividends		9,274	8,606	7,235	25,115
Redemption measurement adjustment				1,128	1,128
Cash distribution				(70,000)	(70,000)
Balance, June 30, 2014	9,730,370	$348,375	$323,264	$196,143	$867,782

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest and senior participating preferred interest consist of equity interests of New OP and DTLA OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented in mezzanine equity in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. See Note 7 “Mezzanine Equity.”

Stockholders’ Equity Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$(859)	$—	$1,007	$—
Other comprehensive loss before reclassifications	(2,009)	—	(3,875)	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive loss	(2,009)	—	(3,875)	—
Balance at end of period	$(2,868)	$—	$(2,868)	$—

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

Brookfield DTLA’s assets (liabilities) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2014	$(2,868)	$—	$(2,868)	$—
December 31, 2013	1,007	—	1,007	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	June 30, 2014	December 31, 2013
Derivatives designated as cash flow hedging instruments:
Interest rate swap (liability) asset	$(2,868)	$1,007

The interest rate swap liability as of June 30, 2014 is included in accounts payable and other liabilities in the condensed consolidated balance sheet, while the interest rate swap asset as of December 31, 2013 is included in prepaid and other assets in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated and combined financial statements is as follows (in thousands):

	Amount of (Loss) Recognized in AOCL	Amount of Gain/(Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the six months ended:
June 30, 2014	$(3,875)	$—
June 30, 2013	—	—

Interest Rate Swap—

As of June 30, 2014 and December 31, 2013, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	June 30, 2014	December 31, 2013
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of our interest rate caps was $0.4 million and $1.6 million as of June 30, 2014 and December 31, 2013, respectively.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	June 30, 2014	December 31, 2013
Estimated fair value	$1,901,875	$1,890,436
Carrying amount	1,885,618	1,885,605

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Intercompany Loan

The Company is indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013 that matures on October 15, 2015, which is included in due to affiliates, net in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. The note bears interest at 3.25%, which is payable semi-annually. For the three and six months ended June 30, 2014, the Company accrued $0.2 million and $0.4 million, respectively, of interest expense related to this note. Given the short-term nature of this instrument, fair value was determined to approximate carrying value as of June 30, 2014 and December 31, 2013.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated through common ownership with BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Property management fee expense	$2,138	$713	$4,017	$1,356
Asset management fee expense	1,523	—	3,029	—
General, administrative and reimbursable expenses	609	283	1,310	570
Leasing and construction management fees	1,013	61	1,685	497

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such agreements.

Prior to their expiration effective April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

Insurance premiums for Brookfield DTLA are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Insurance expense	$2,463	$1,209	$3,767	$2,421

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

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000. After a hearing on June 4, 2014, the California State Court granted plaintiffs’ motion for final approval of the settlement, and entered a Final Order and Judgment, awarding plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $475,000, which was paid by MPG Office LLC on June 18, 2014. BPO is seeking reimbursement for the settlement payment from MPG’s insurers.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. As of the date of this report, no decision date can be reasonably estimated.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Subsequent Event

Refinancing of BOA Plaza Mortgage Loans

On August 7, 2014, Brookfield DTLA Holdings refinanced the mortgage loans secured by the BOA Plaza office property and received net proceeds totaling $399.4 million, of which $211.8 million was used to repay the mortgage loans that previously encumbered the property and $7.7 million was used to fund the loan reserves discussed below, with the remaining $179.9 million to be used for general corporate purposes, including a cash distribution from Brookfield DTLA to Brookfield DTLA Holdings for the holders of the senior preferred participating interest.

The new $400.0 million mortgage loan bears interest at a fixed rate equal to 4.05%, matures on September 1, 2024, and requires the payment of interest-only until maturity. The mortgage loan can be defeased upon the earlier of (i) August 7, 2017 or (ii) two years after the securitization of the loan until March 1, 2024, after which the loan can be repaid in full without penalty.

In connection with the refinancing, Brookfield DTLA Holdings was required to fund a $4.2 million tax reserve, a $3.0 million tenant improvement and leasing commission reserve, and a $0.5 million rent concession reserve at closing.

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

Potential Sources of Liquidity—

Cash on Hand—

As of June 30, 2014, Brookfield DTLA had cash and cash equivalents totaling $123.1 million.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of June 30, 2014:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.65%	89.9%	$29,034,695	$22.98
Wells Fargo Center–North Tower	1,400,639	18.59%	83.3%	27,936,558	23.96
Gas Company Tower	1,345,163	17.85%	80.1%	23,177,695	21.52
EY Plaza	1,234,372	16.38%	87.4%	22,948,284	21.28
Wells Fargo Center–South Tower	1,124,960	14.93%	83.6%	24,705,956	26.27
777 Tower	1,024,835	13.60%	83.4%	19,711,388	23.05
	7,535,397	100.00%	84.7%	$147,514,576	$23.12
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2014. This amount reflects total base rent before any rent abatements as of June 30, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2014 for the twelve months ending June 30, 2015 are approximately $11.5 million, or $1.80 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at June 30, 2014, plus currently available space for the remainder of 2014, each of the nine calendar years beginning January 1, 2015 and thereafter. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2014	285,817	4.5%	$6,736,273	4.6%	$23.57	$23.57
2015	404,396	6.3%	9,211,509	6.1%	22.78	22.97
2016	409,184	6.4%	8,943,540	6.1%	21.86	22.89
2017	608,723	9.5%	15,183,384	10.3%	24.94	26.93
2018	769,260	12.1%	17,330,714	11.7%	22.53	24.20
2019	467,853	7.3%	12,174,812	8.3%	26.02	30.93
2020	305,974	4.8%	7,330,812	5.0%	23.96	29.41
2021	147,797	2.3%	3,058,773	2.1%	20.70	24.47
2022	802,784	12.6%	19,297,726	13.1%	24.04	30.73
2023	636,366	10.0%	14,341,052	9.7%	22.54	30.72
Thereafter	1,542,587	24.2%	33,905,981	23.0%	21.98	30.10
Total expiring leases	6,380,741	100.0%	$147,514,576	100.0%	$23.12	$27.92
Currently available	1,154,656
Total rentable square feet	7,535,397
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2014. This amount reflects total base rent before any rent abatements as of June 30, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2014 for the twelve months ending June 30, 2015 are approximately $11.5 million, or $1.80 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the six months ended June 30, 2014. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the six months ended June 30, 2014:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2013	6,289,262	83.5%
Expirations	(194,460)	(2.6)%
New leases	256,743	3.4%
Renewals	29,196	0.4%
Leased square feet as of June 30, 2014	6,380,741	84.7%

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

Contributions from Brookfield DTLA Holdings—

During the six months ended June 30, 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has agreed to fund up to $260 million to the Company, for which it will be entitled to receive a preferred return.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. The BOA Plaza mortgage loans were refinanced on August 7, 2014. See “Subsequent Event.”

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

Distributions to Brookfield DTLA Holdings—

On August 7, 2014, Brookfield DLTA refinanced the mortgage loans secured by BOA Plaza. See “Subsequent Event.” Since the refinancing generated net cash proceeds to DTLA OP, a subsidiary of Brookfield DTLA, it is anticipated that a major portion of the net cash proceeds will be distributed by DTLA OP to Brookfield DTLA Holdings.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza in 2013.

Indebtedness

As of June 30, 2014, Brookfield DTLA’s debt was comprised of mortgage loans secured by six properties. A summary of our debt as of June 30, 2014 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate (1)	$1,220.2	64.38%	5.41%	2 years
Variable-rate swapped to fixed-rate	185.0	9.76%	3.93%	6 years
Variable-rate	490.0	25.86%	1.92%	3 years
	$1,895.2	100.00%	4.36%	3 years
__________

(1)	The BOA Plaza mortgage loans totaling $212.2 million were refinanced on August 7, 2014. See “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2014 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.96%	12/1/2016	$290,000	$5,763
777 Tower (3)	1.86%	11/1/2018	200,000	3,772
Total variable-rate loans			490,000	9,535

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			675,000	16,903

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza (5)	5.06%	9/7/2014	168,335	8,640
BOA Plaza (5)	6.26%	9/7/2014	43,837	2,782
Total fixed-rate rate debt			1,220,172	66,883

Total debt			1,895,172	$83,786
Debt discounts			(9,554)
Total debt, net			$1,885,618
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(3)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(4)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

(5)	The BOA Plaza mortgage loans were refinanced on August 7, 2014. See “Subsequent Event.”

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.86 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.68 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended June 30, 2014 to June 30, 2013

Condensed Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	6/30/2014	6/30/2013
Revenue:
Rental income	$38.1	$13.3	$24.8	186%
Tenant reimbursements	25.3	8.3	17.0	206%
Parking	8.3	2.8	5.5	197%
Interest and other	2.7	0.7	2.0	286%
Total revenue	74.4	25.1	49.3	196%

Expenses:
Rental property operating and maintenance	23.2	8.4	14.8	175%
Real estate taxes	9.8	3.1	6.7	214%
Parking	1.7	0.8	0.9	121%
Other expense	0.7	0.7	—	—%
Depreciation and amortization	28.1	7.1	21.0	295%
Interest	22.3	4.4	17.9	407%
Total expenses	85.8	24.5	61.3	250%
Net (loss) income	$(11.4)	$0.6	$(12.0)

Rental Income

Rental income increased $24.8 million, or 186%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, largely due to the acquisition of MPG which contributed $24.1 million to rental income in the second quarter of 2014.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $17.0 million, or 206%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $16.3 million to tenant reimbursements revenue in the second quarter of 2014.

Parking Revenue

Parking revenue increased $5.5 million, or 197%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $5.3 million to parking revenue in the second quarter of 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $2.0 million, or 286%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, mainly due to an increase in other expense recoveries combined with the acquisition of MPG which contributed $0.8 million to interest and other revenue in the second quarter of 2014.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $14.8 million, or 175%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $12.8 million to rental property operating and maintenance expense in the second quarter of 2014.

Real Estate Taxes Expense

Real estate taxes expense increased $6.7 million, or 214%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, largely as a result of the acquisition of MPG which contributed $6.9 million to real estate taxes expense in the second quarter of 2014.

Parking Expense

Parking expense increased $0.9 million, or 121%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to the acquisition of MPG which contributed $0.9 million to parking expense in the second quarter of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $21.0 million, or 295%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to the acquisition of MPG which contributed $20.7 million to depreciation and amortization expense in the second quarter of 2014.

Interest Expense

Interest expense increased $17.9 million, or 407%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, largely as a result of the acquisition of MPG which contributed $17.4 million to interest expense in the second quarter of 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2014 to June 30, 2013

Condensed Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	6/30/2014	6/30/2013
Revenue:
Rental income	$75.7	$26.6	$49.1	185%
Tenant reimbursements	45.6	15.4	30.2	196%
Parking	16.7	5.6	11.1	196%
Interest and other	5.0	1.4	3.6	257%
Total revenue	143.0	49.0	94.0	192%

Expenses:
Rental property operating and maintenance	47.6	16.7	30.9	185%
Real estate taxes	18.9	5.4	13.5	249%
Parking	3.4	1.5	1.9	127%
Other expense	0.9	1.3	(0.4)	(31)%
Depreciation and amortization	54.1	14.3	39.8	278%
Interest	44.8	8.7	36.1	415%
Total expenses	169.7	47.9	121.8	254%
Net (loss) income	$(26.7)	$1.1	$(27.8)

Rental Income

Rental income increased $49.1 million, or 185%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the acquisition of MPG which contributed $48.6 million to rental income during the six months ended June 30, 2014.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $30.2 million, or 196%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $28.2 million to tenant reimbursements revenue during the six months ended June 30, 2014.

Parking Revenue

Parking revenue increased $11.1 million, or 196%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $10.6 million to parking revenue during the six months ended June 30, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $3.6 million, or 257%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $2.4 million to interest and other revenue during the six months ended June 30, 2014 combined with an increase in other expense recoveries.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $30.9 million, or 185%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $28.8 million to rental property operating and maintenance expense during the six months ended June 30, 2014.

Real Estate Taxes Expense

Real estate taxes expense increased $13.5 million, or 249%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, largely as a result of the acquisition of MPG which contributed $12.9 million to real estate taxes expense during the six months ended June 30, 2014 combined with increases in 2014 property taxes at BOA Plaza and EY Plaza.

Parking Expense

Parking expense increased $1.9 million, or 127%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of the acquisition of MPG which contributed $1.9 million to parking expense during the six months ended June 30, 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $39.8 million, or 278%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, mainly due to the acquisition of MPG which contributed $39.4 million to depreciation and amortization expense during the six months ended June 30, 2014.

Interest Expense

Interest expense increased $36.1 million, or 415%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, largely as a result of the acquisition of MPG which contributed $34.8 million to interest expense during the six months ended June 30, 2014 combined with payments on the EY Plaza interest rate swap agreement that was entered into in November 2013.

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

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2014	June 30, 2013
	(In thousands)
Net cash provided by operating activities	$18,771	$6,340	$12,431
Net cash used in investing activities	(19,415)	(7,634)	11,781
Net cash used in financing activities	(72,340)	(845)	71,495

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the six months ended June 30, 2014 totaled $18.8 million, compared to net cash provided by operating activities of $6.3 million during the six months ended June 30, 2013. The $12.4 million increase is primarily related to cash generated by the operations of the MPG properties during 2014.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $19.4 million during the six months ended June 30, 2014, compared to net cash used in investing activities of $7.6 million during the six months ended June 30, 2013, as a result of increased expenditures for improvements to its properties during 2014, including the properties acquired from MPG in 2013.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities totaled $72.3 million during the six months ended June 30, 2014, compared to net cash used in financing activities of $0.8 million during the six months ended June 30, 2013. A $70.0 million distribution to Brookfield DTLA Holdings related to the senior participating preferred interest during the six months ended June 30, 2014 was the primary driver of the change.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of June 30, 2014 and December 31, 2013, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2014, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total

Principal payments on mortgage loans (1)	$212,172	$311	$751,831	$554,026	$204,232	$172,600	$1,895,172
Interest payments –
Fixed-rate debt (2)	30,117	55,461	46,331	8,269	—	—	140,178
Variable-rate swapped to fixed-rate debt	3,674	7,368	7,306	7,130	6,985	13,102	45,565
Variable-rate debt (3)	4,807	9,535	9,087	3,772	3,152	—	30,353
Tenant-related commitments (4)	49,766	4,560	2,750	8,108	—	9,319	74,503
	$300,536	$77,235	$817,305	$581,305	$214,369	$195,021	$2,185,771
__________

(1)	The BOA Plaza mortgage loans scheduled to mature on September 7, 2014 were refinanced on August 7, 2014. See “Subsequent Event.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2014 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2014.

Related Party Transactions

Intercompany Loan

The Company is indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013 that matures on October 15, 2015. The note bears interest at 3.25%, which is payable semi-annually. For the three and six months ended June 30, 2014, the Company accrued $0.2 million and $0.4 million, respectively, of interest expense related to this note.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated through common ownership with BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Property management fee expense	$2,138	$713	$4,017	$1,356
Asset management fee expense	1,523	—	3,029	—
General, administrative and reimbursable expenses	609	283	1,310	570
Leasing and construction management fees	1,013	61	1,685	497

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such agreements.

Prior to their expiration effective April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

Insurance premiums for Brookfield DTLA are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Insurance expense	$2,463	$1,209	$3,767	$2,421

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 8, 2014, as amended on April 29, 2014, for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended June 30, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year-ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. We do not believe that this update will have a material effect on Brookfield DTLA’s consolidated financial statements in future periods.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Event

Refinancing of BOA Plaza Mortgage Loans

On August 7, 2014, Brookfield DTLA Holdings refinanced the mortgage loans secured by the BOA Plaza office property and received net proceeds totaling $399.4 million, of which $211.8 million was used to repay the mortgage loans that previously encumbered the property and $7.7 million was used to fund the loan reserves discussed below, with the remaining $179.9 million to be used for general corporate purposes, including a cash distribution from Brookfield DTLA to Brookfield DTLA Holdings for the holders of the senior preferred participating interest.

The new $400.0 million mortgage loan bears interest at a fixed rate equal to 4.05%, matures on September 1, 2024, and requires the payment of interest-only until maturity. The mortgage loan can be defeased upon the earlier of (i) August 7, 2017 or (ii) two years after the securitization of the loan until March 1, 2024, after which the loan can be repaid in full without penalty.

In connection with the refinancing, Brookfield DTLA Holdings was required to fund a $4.2 million tax reserve, a $3.0 million tenant improvement and leasing commission reserve, and a $0.5 million rent concession reserve at closing.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul Schulman, our principal executive officer, and Bryan K. Davis, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000. After a hearing on June 4, 2014, the California State Court granted plaintiffs’ motion for final approval of the settlement, and entered a Final Order and Judgment, awarding plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $475,000, which was paid by MPG Office LLC on June 18, 2014. BPO is seeking reimbursement for the settlement payment from MPG’s insurers.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. As of the date of this report, no decision date can be reasonably estimated.

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

Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2014, the cumulative amount of unpaid dividends totals $106.7 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 14, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 14, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
August 14, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of August 14, 2014

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL SCHULMAN
Paul Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ BRYAN K. DAVIS
Bryan K. Davis
Chief Financial Officer
(Principal financial officer)