Form 10-Q
period 2014-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2014-11-14
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of November 7, 2014, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013	1
	Condensed Consolidated and Combined Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013	3
	Condensed Consolidated and Combined Statements of Comprehensive (Loss) Income (unaudited) for the three and nine months ended September 30, 2014 and 2013	4
	Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit) (unaudited) for the nine months ended September 30, 2014 and 2013	5
	Condensed Consolidated and Combined Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013	6
	Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44
Item 4.	Controls and Procedures.	44

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	45
Item 1A.	Risk Factors.	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49
Item 3.	Defaults Upon Senior Securities.	49
Item 4.	Mine Safety Disclosures.	49
Item 5.	Other Information.	49
Item 6.	Exhibits.	50
Signatures		51

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2014	December 31, 2013

ASSETS
Investments in real estate:
Land	$229,039	$229,039
Buildings and improvements	2,154,064	2,141,821
Tenant improvements	225,053	187,005
	2,608,156	2,557,865
Less: accumulated depreciation	(173,178)	(121,612)
Investments in real estate, net	2,434,978	2,436,253

Cash and cash equivalents	168,013	196,071
Restricted cash	38,544	22,797
Rents, deferred rents and other receivables, net	69,674	53,306
Intangible assets, net	129,863	157,088
Deferred charges, net	60,592	61,371
Prepaid and other assets, net	7,221	19,310
Total assets	$2,908,885	$2,946,196

LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Mortgage loans, net	$2,109,487	$1,885,605
Accounts payable and other liabilities	83,204	60,637
Due to affiliates, net	21,169	35,615
Intangible liabilities, net	40,108	44,801
Total liabilities	$2,253,968	$2,026,658

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands)

	September 30, 2014	December 31, 2013

LIABILITIES AND (DEFICIT) EQUITY (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2014 and December 31, 2013	$353,012	$339,101
Noncontrolling Interests:
Series A-1 preferred interest	327,567	314,658
Senior participating preferred interest	48,472	257,780
Total mezzanine equity	729,051	911,539

Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(126,895)	(89,177)
Accumulated other comprehensive (loss) income	(946)	480
Noncontrolling interest – Series B common interest	(138,003)	(95,014)
Total stockholders’ (deficit) equity	(74,134)	7,999
Total liabilities and (deficit) equity	$2,908,885	$2,946,196

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Revenue:
Rental income	$38,232	$13,449	$113,983	$40,011
Tenant reimbursements	25,062	7,511	70,671	22,904
Parking	8,790	2,895	25,452	8,554
Interest and other	3,613	1,379	8,626	2,809
Total revenue	75,697	25,234	218,732	74,278

Expenses:
Rental property operating and maintenance	25,817	8,956	73,426	25,669
Real estate taxes	9,746	2,266	28,602	7,688
Parking	1,903	633	5,352	2,125
Other expense	1,289	599	2,233	1,862
Depreciation and amortization	28,399	7,360	82,509	21,664
Interest	23,447	4,389	68,238	13,091
Total expenses	90,601	24,203	260,360	72,099

Net (loss) income	(14,904)	1,031	(41,628)	2,179
Net income attributable to TRZ Holdings IV LLC	—	(1,031)	—	(2,179)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(4,303)	—	(12,909)	—
Senior participating preferred interest – current dividends	(2,232)	—	(9,467)	—
Senior participating preferred interest – redemption measurement adjustment	(97)	—	(1,225)	—
Series B common interest – allocation of net loss	13,699	—	41,422	—
Net loss attributable to Brookfield DTLA	(7,837)	—	(23,807)	—
Series A preferred stock – current dividends	(4,637)	—	(13,911)	—
Net loss available to common interest holders of Brookfield DTLA	$(12,474)	$—	$(37,718)	$—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Net (loss) income	$(14,904)	$1,031	$(41,628)	$2,179

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	882	—	(2,993)	—

Comprehensive (loss) income	(14,022)	1,031	(44,621)	2,179
Comprehensive (income) attributable to TRZ Holdings IV LLC	—	(1,031)	—	(2,179)
Comprehensive loss attributable to noncontrolling interests	6,605	—	19,388	—
Comprehensive loss available to common interest holders of Brookfield DTLA	$(7,417)	$—	$(25,233)	$—

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(23,807)		(17,821)	(41,628)
Other comprehensive loss					(1,426)	(1,567)	(2,993)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(13,911)		(23,601)	(37,512)
Balance, September 30, 2014	1,000	$—	$191,710	$(126,895)	$(946)	$(138,003)	$(74,134)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TRZ Holdings IV LLC’s Interest	Total Member’s Equity
	Common Stock

Balance, December 31, 2012	—	$—	$—	$—	$—	$508,703	$508,703
Net income						2,179	2,179
Issuance of common stock	1,000	—	28				28
Contributions from TRZ Holdings IV LLC, net						5,402	5,402
Balance, September 30, 2013	1,000	$—	$28	$—	$—	$516,284	$516,312

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013
Cash flows from operating activities:
Net (loss) income	$(41,628)	$2,179
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	82,509	21,664
Amortization of below-market leases/ above-market leases	(1,722)	(1,482)
Straight-line rent amortization	(16,631)	(6,275)
Amortization of tenant inducements	854	735
Amortization of debt discounts	3,394	471
Amortization of deferred financing costs	950	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(8,582)	(1,302)
Due to (from) affiliates, net	8,485	(2,536)
Deferred charges	(5,973)	(2,673)
Prepaid and other assets	10,316	3,190
Accounts payable and other liabilities	8,102	3,489
Net cash provided by operating activities	40,074	17,460
Cash flows from investing activities:
Expenditures for improvements to real estate	(26,586)	(15,649)
Increase in restricted cash	(15,746)	—
Net cash used in investing activities	(42,332)	(15,649)
Cash flows from financing activities:
Proceeds from mortgage loans	435,000	—
Principal payments on mortgage loans	(214,512)	(5,287)
Distributions to Brookfield DTLA Holdings	(220,000)	—
Contributions from TRZ Holdings IV LLC, net	—	5,402
Due to affiliates	(25,000)	—
Financing fees paid	(1,288)	—
Offering costs	—	28
Net cash (used in) provided by financing activities	(25,800)	143
Net change in cash and cash equivalents	(28,058)	1,954
Cash and cash equivalents at beginning of period	196,071	5,707
Cash and cash equivalents at end of period	$168,013	$7,661

See accompanying notes to condensed consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$64,378	$12,665

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements	$19,091	$1,626
Accrual for deferred leasing costs	2,656	2,124
Decrease in fair value of interest rate swap, net	(2,993)	—

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

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owned 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owned approximately 84% of the member units of TRZ.

On October 15, 2013, through a series of formation transactions, TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for preferred and common interests in Brookfield DTLA Fund Properties II LLC (“New OP”) and a preferred interest in Brookfield DTLA Fund Properties III LLC (“DTLA OP”). 333 South Hope owned Bank of America Plaza (“BOA Plaza”) and EYP Realty owned Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

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

At the effective time of the merger, (i) each issued and outstanding share of MPG common stock was automatically converted into, and canceled in exchange for, the right to receive $3.15 in cash, without interest and less any required withholding tax and (ii) each issued and outstanding share of 7.625% Series A Cumulative Redeemable Preferred Stock of MPG (the “MPG Preferred Stock”) automatically, and without a vote by the holders of MPG Preferred Stock, was converted into and canceled in exchange for, the right to receive one share of the Company’s Series A preferred stock.

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

Note 2—Basis of Presentation

Predecessor Entities

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the contribution of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) constitutes a transaction between entities under common control. A combination between entities that already share the same parent is not considered a business combination because there is no change in control at the parent level. Accordingly, the operations of the Predecessor Entities contributed to subsidiaries of Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying condensed consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented and the assets and liabilities of BOA Plaza and EY Plaza were recorded at the carrying values reflected in the books and records of 333 South Hope and EYP Realty. As such, no gain or loss was recorded in the consolidated statement of operations for the year ended December 31, 2013 due to this transaction. As a result of the transaction, TRZ’s interest in the Predecessor Entities was exchanged for a preferred and common interest in New OP and a preferred interest in DTLA OP. As a result of certain redemption features in the preferred instruments, these instruments have been classified in the consolidated balance sheets as mezzanine equity. See Note 7 “Mezzanine Equity.”

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

Income Taxes

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Qualification and taxation as a REIT depends upon Brookfield DTLA’s ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that Brookfield DTLA will be organized or be able to operate in a manner so as to continue to qualify as a REIT. If Brookfield DTLA fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates, and it may be ineligible to qualify as a REIT for four subsequent tax years. Brookfield DTLA may also be subject to certain state or local income taxes, or franchise taxes on its REIT activities.

Brookfield DTLA has made no provision for income taxes in its condensed consolidated and combined financial statements for the three and nine months ended September 30, 2014 and 2013, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of September 30, 2014 and December 31, 2013, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. Brookfield DTLA’s 2013 tax year remains open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The Predecessor Entities’ 2010, 2011 and 2012 tax years as well as the Predecessor Entities’ short tax period ended October 15, 2013 remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2014	December 31, 2013
Allowance for doubtful accounts	$168	$357
Accumulated amortization of tenant inducements	3,523	2,669

Brookfield DTLA recorded a provision for doubtful accounts of $0.0 million and $0.1 million during the three and nine months ended September 30, 2014, respectively. The Predecessor Entities recorded no provision for doubtful accounts during the three and nine months ended September 30, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Intangible Assets
In-place leases	$110,380	$110,380
Tenant relationships	46,248	46,248
Above-market leases	38,913	38,913
	195,541	195,541
Accumulated amortization	(65,678)	(38,453)
Intangible assets, net	$129,863	$157,088

Intangible Liabilities
Below-market leases	$76,438	$76,438
Accumulated amortization	(36,330)	(31,637)
Intangible liabilities, net	$40,108	$44,801

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Rental income	$474	$489	$1,722	$1,482
Depreciation and amortization expense	6,143	1,275	22,626	3,700

As of September 30, 2014, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2014, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2014	$6,046	$3,625	$1,971
2015	18,221	9,733	7,107
2016	15,146	8,597	6,428
2017	9,280	5,794	5,850
2018	6,821	4,901	4,081
Thereafter	24,259	17,440	14,671
	$79,773	$50,090	$40,108

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2014	December 31, 2013
Accumulated amortization of leasing costs	$25,899	$17,914
Accumulated amortization of deferred financing costs	1,102	152

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	Sept. 30, 2014	Dec. 31, 2013
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.96%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.86%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.40%	35,000	—
Total variable-rate loans			525,000	490,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			710,000	675,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	—
Total fixed-rate debt			1,408,000	1,008,000

Debt Refinanced:
BOA Plaza			—	170,191
BOA Plaza			—	44,321
Total debt refinanced			—	214,512
Total debt			2,118,000	1,897,512
Debt discounts			(8,513)	(11,907)
Total debt, net			$2,109,487	$1,885,605

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

__________

(1)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(2)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(3)	This loan bears interest at LIBOR plus 2.25%.

(4)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

As of September 30, 2014, our debt to be repaid during the remainder of 2014, the next four years and thereafter is as follows (in thousands):

2014	$—
2015	311
2016	751,831
2017	589,026
2018	204,232
Thereafter	572,600
$2,118,000

As of September 30, 2014, $220.0 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, $200.0 million is locked out from prepayment until November 1, 2015, and $400.0 million locked out from defeasance until August 7, 2017.

Secured Debt Financing

On September 10, 2014, Brookfield DTLA completed a $35.0 million mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $34.6 million, which will be used for general corporate purposes, including the repayment of the Company’s $25.0 million intercompany loan with BOP Management Inc. See Note 12 “Related Party Transactions—Intercompany Loan.”

The loan bears interest at a rate equal to LIBOR plus 2.25%, matures on September 10, 2017, and requires the payment of interest-only until maturity. The mortgage loan can be repaid at any time prior to maturity, in whole or in part, without penalty.

Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). If the maturity date of the loan is extended, the loan will require the monthly payment of a principal reduction amount (as defined in the loan agreement) and interest until maturity.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Refinancing of BOA Plaza Mortgage Loans

On August 7, 2014, Brookfield DTLA Holdings refinanced the mortgage loans secured by the BOA Plaza office property and received net proceeds totaling $399.4 million, of which $211.8 million was used to repay the mortgage loans that previously encumbered the property and $7.7 million was used to fund the loan reserves discussed below, with the remaining $179.9 million to be used for general corporate purposes, including a $150.0 million cash distribution from Brookfield DTLA to Brookfield DTLA Holdings to the holders of the senior preferred participating interest. See Note 7 “Mezzanine Equity—Senior Participating Preferred Interest.”

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

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April and October 2014, respectively. The remaining $2.5 million will be paid in installments of $1.25 million in April and October 2015.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against Brookfield DTLA Holdings if certain triggering events occur as defined in the loan agreements.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.82 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.62 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

Pursuant to the terms of the Gas Company Tower, Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, EY Plaza, and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Senior Participating Preferred Interest” below for a discussion of the distributions paid related to the senior participating preferred interest during 2014.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of September 30, 2014 and December 31, 2013.

Other than the distributions paid to the senior participating preferred interest described below, Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Series A Preferred Stock

As of September 30, 2014 and December 31, 2013, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

No dividends were declared on the Series A preferred stock during the nine months ended September 30, 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of September 30, 2014, the cumulative amount of unpaid dividends totals $109.7 million and has been reflected in the carrying amount of the Series A preferred stock.

As of September 30, 2014, the Series A preferred stock is reported at its redemption value of $353.0 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through September 30, 2014.

Series A-1 Preferred Interest

As of September 30, 2014, the Series A-1 preferred interest is reported at its redemption value of $327.6 million calculated using its liquidation value of $225.7 million plus $101.9 million of accumulated and unpaid dividends on such Series A-1 preferred interest through September 30, 2014.

Senior Participating Preferred Interest

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza.

On August 28, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings of $150.0 million, which was comprised of $5.5 million in settlement of preferred dividends on the senior participating preferred interest through August 28, 2014 and a return of investment of $144.5 million using proceeds generated by the refinancing of BOA Plaza.

As of September 30, 2014, the senior participating preferred interest is reported at its redemption value of $48.5 million calculated using the value of the preferred and participating interests totaling $48.3 million plus $0.2 million of accumulated and unpaid dividends on the preferred interest through September 30, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the nine months ended September 30, 2014 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2013	9,730,370	$339,101	$314,658	$257,780	$911,539
Current dividends		13,911	12,909	9,467	36,287
Redemption measurement adjustment				1,225	1,225
Cash distributions				(220,000)	(220,000)
Balance, September 30, 2014	9,730,370	$353,012	$327,567	$48,472	$729,051

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest and senior participating preferred interest consist of equity interests of New OP and DTLA OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented in mezzanine equity in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. See Note 7 “Mezzanine Equity.”

Stockholders’ Equity Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Balance at beginning of period	$(2,868)	$—	$1,007	$—
Other comprehensive gain (loss) before reclassifications	882	—	(2,993)	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive gain (loss)	882	—	(2,993)	—
Balance at end of period	$(1,986)	$—	$(1,986)	$—

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
September 30, 2014	$(1,986)	$—	$(1,986)	$—
December 31, 2013	1,007	—	1,007	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedging instruments:
Interest rate swap (liability) asset	$(1,986)	$1,007

The interest rate swap liability as of September 30, 2014 is included in accounts payable and other liabilities in the condensed consolidated balance sheet, while the interest rate swap asset as of December 31, 2013 is included in prepaid and other assets in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated and combined financial statements is as follows (in thousands):

	Amount of (Loss) Recognized in AOCL	Amount of Gain/(Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the nine months ended:
September 30, 2014	$(2,993)	$—
September 30, 2013	—	—

Interest Rate Swap—

As of September 30, 2014 and December 31, 2013, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	September 30, 2014	December 31, 2013
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of our interest rate caps was $0.3 million and $1.6 million as of September 30, 2014 and December 31, 2013, respectively.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	September 30, 2014	December 31, 2013
Estimated fair value	$2,107,988	$1,890,436
Carrying amount	2,109,487	1,885,605

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Intercompany Loan

The Company was indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013, which was included in due to affiliates, net in the condensed consolidated balance sheet as of December 31, 2013. The note bore interest at 3.25%. For the three and nine months ended September 30, 2014, the Company accrued $0.2 million and $0.6 million, respectively, of interest expense related to this note. Given the short-term nature of this instrument, fair value was determined to approximate carrying value as of December 31, 2013.

During September 2014, the Company paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Property management fee expense	$2,173	$737	$6,190	$2,093
Asset management fee expense	1,540	—	4,569	—
General, administrative and reimbursable expenses	586	297	1,896	867
Leasing and construction management fees	274	162	1,959	659

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

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

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Insurance expense	$2,485	$1,234	$6,252	$3,655

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Commitments and Contingencies

Litigation

General—

Brookfield DTLA and its subsidiaries may be subject to pending legal proceedings and litigation incidental to its business. After consultation with legal counsel, management believes that any liability that may potentially result upon resolution of such matters is not expected to have a material adverse effect on the Company’s business, financial condition or consolidated financial statements as a whole.

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

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. On October 21, 2014, the parties sent a joint letter to the Maryland State Court stating that since the June 18 meeting, the parties have commenced discussions towards a possible resolution of the lawsuit, requesting that the court temporarily refrain from deciding the pending motion to dismiss to facilitate the

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (continued)
(Unaudited)

discussions, and stating that the parties will report to the court within 45 days of the October 21 letter regarding the status of their discussions.

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

Prior to October 15, 2013, 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty”) were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owned 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owned approximately 84% of the member units of TRZ.

On October 15, 2013, through a series of formation transactions, TRZ’s interests in 333 South Hope and EYP Realty were contributed to subsidiaries of Brookfield DTLA in exchange for preferred and common interests in Brookfield DTLA Fund Properties II LLC (“New OP”) and a preferred interest in Brookfield DTLA Fund Properties III LLC (“DTLA OP”). 333 South Hope owned Bank of America Plaza (“BOA Plaza”) and EYP Realty owned Ernst & Young Plaza (“EY Plaza”). Both of these Class A commercial properties are located in the Los Angeles Central Business District (the “LACBD”).

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

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax year ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income.

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

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2014, Brookfield DTLA had cash and cash equivalents totaling $168.0 million.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of September 30, 2014:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.65%	89.9%	$29,283,496	$23.18
Wells Fargo Center–North Tower	1,400,639	18.59%	81.8%	27,622,179	24.12
Gas Company Tower	1,345,163	17.85%	79.2%	22,984,090	21.58
EY Plaza	1,234,372	16.38%	87.9%	23,185,434	21.36
Wells Fargo Center–South Tower	1,124,960	14.93%	68.3%	20,713,227	26.96
777 Tower	1,024,835	13.60%	83.4%	19,739,760	23.08
	7,535,397	100.00%	82.0%	$143,528,186	$23.22
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2014. This amount reflects total base rent before any rent abatements as of September 30, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2014 for the twelve months ending September 30, 2015 are approximately $11.8 million, or $1.91 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at September 30, 2014, plus currently available space for the remainder of 2014, each of the nine calendar years beginning January 1, 2015 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2014	44,218	0.7%	$911,609	0.6%	$20.62	$20.62
2015	402,390	6.5%	9,209,685	6.4%	22.89	22.91
2016	387,943	6.3%	8,392,919	5.8%	21.63	22.59
2017	631,131	10.2%	15,720,207	11.0%	24.91	26.55
2018	769,260	12.4%	17,400,561	12.1%	22.62	24.20
2019	478,140	7.7%	12,438,385	8.7%	26.01	30.83
2020	313,613	5.1%	7,549,657	5.3%	24.07	29.39
2021	147,797	2.4%	3,058,773	2.1%	20.70	24.47
2022	806,252	13.0%	19,502,293	13.6%	24.19	30.73
2023	658,942	10.7%	15,113,346	10.5%	22.94	30.66
Thereafter	1,542,587	25.0%	34,230,751	23.9%	22.19	30.10
Total expiring leases	6,182,273	100.0%	$143,528,186	100.0%	$23.22	$28.02
Currently available	1,353,124
Total rentable square feet	7,535,397
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2014. This amount reflects total base rent before any rent abatements as of September 30, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2014 for the twelve months ending September 30, 2015 are approximately $11.8 million, or $1.91 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the nine months ended September 30, 2014. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the nine months ended September 30, 2014:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2013	6,289,262	83.5%
Expirations	(463,146)	(6.2)%
New leases	283,187	3.7%
Renewals	72,970	1.0%
Leased square feet as of September 30, 2014	6,182,273	82.0%

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Collectability of rent from our tenants. Brookfield DTLA’s rental income depends on collecting rent from its tenants, and in particular from its major tenants. In the event of tenant defaults, Brookfield DTLA may experience delays in enforcing its rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Contributions from Brookfield DTLA Holdings—

During the nine months ended September 30, 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has agreed to fund up to $260 million to the Company, for which it will be entitled to receive a preferred return.

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

On August 28, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings of $150.0 million, which was comprised of $5.5 million in settlement of preferred dividends on the senior participating preferred interest through August 28, 2014 and a return of investment of $144.5 million using proceeds generated by the refinancing of BOA Plaza.

Indebtedness

As of September 30, 2014, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of September 30, 2014 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,408.0	66.49%	5.04%	4 years
Variable-rate swapped to fixed-rate	185.0	8.73%	3.93%	6 years
Variable-rate	525.0	24.78%	1.95%	3 years
	$2,118.0	100.00%	4.17%	4 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2014 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.96%	12/1/2016	$290,000	$5,763
777 Tower (3)	1.86%	11/1/2018	200,000	3,772
Figueroa at 7th (4)	2.40%	9/10/2017	35,000	853
Total variable-rate loans			525,000	10,388

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			710,000	17,756

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,118,000	$89,642
Debt discounts			(8,513)
Total debt, net			$2,109,487
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)	This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%.

(3)	This loan bears interest at LIBOR plus 1.70%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%.

(4)	This loan bears interest at LIBOR plus 2.25%.

(5)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

Secured Debt Financing

On September 10, 2014, Brookfield DTLA completed a $35.0 million mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $34.6 million, which will be used for general corporate purposes, including the repayment of the Company’s $25.0 million intercompany loan with BOP Management Inc. See “Related Party Transactions—Intercompany Loan.”

The loan bears interest at a rate equal to LIBOR plus 2.25%, matures on September 10, 2017, and requires the payment of interest-only until maturity. The mortgage loan can be repaid at any time prior to maturity, in whole or in part, without penalty.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). If the maturity date of the loan is extended, the loan will require the monthly payment of a principal reduction amount (as defined in the loan agreement) and interest until maturity.

Refinancing of BOA Plaza Mortgage Loans

On August 7, 2014, Brookfield DTLA Holdings refinanced the mortgage loans secured by the BOA Plaza office property and received net proceeds totaling $399.4 million, of which $211.8 million was used to repay the mortgage loans that previously encumbered the property and $7.7 million was used to fund the loan reserves discussed below, with the remaining $179.9 million to be used for general corporate purposes, including a $150.0 million cash distribution from Brookfield DTLA to Brookfield DTLA Holdings to the holders of the senior preferred participating interest.

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

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April and October 2014, respectively. The remaining $2.5 million will be paid in installments of $1.25 million in April and October 2015.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. Under these guarantees, these otherwise non‑recourse loans can become partially or fully recourse against Brookfield DTLA Holdings if certain triggering events occur as defined in the loan agreements.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.82 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.62 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

Pursuant to the terms of the Gas Company Tower, Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, EY Plaza, and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to September 30, 2013

Condensed Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	9/30/2014	9/30/2013
Revenue:
Rental income	$38.2	$13.4	$24.8	184%
Tenant reimbursements	25.1	7.5	17.6	234%
Parking	8.8	2.9	5.9	204%
Interest and other	3.6	1.4	2.2	157%
Total revenue	75.7	25.2	50.5	200%

Expenses:
Rental property operating and maintenance	25.8	8.9	16.9	189%
Real estate taxes	9.7	2.3	7.4	327%
Parking	1.9	0.6	1.3	205%
Other expense	1.3	0.6	0.7	117%
Depreciation and amortization	28.4	7.4	21.0	285%
Interest	23.5	4.4	19.1	434%
Total expenses	90.6	24.2	66.4	274%
Net (loss) income	$(14.9)	$1.0	$(15.9)

Rental Income

Rental income increased $24.8 million, or 184%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, largely due to the acquisition of MPG which contributed $24.3 million to rental income in the third quarter of 2014.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $17.6 million, or 234%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $15.5 million to tenant reimbursements revenue in the third quarter of 2014.

Parking Revenue

Parking revenue increased $5.9 million, or 204%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $5.5 million to parking revenue in the third quarter of 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $2.2 million, or 157%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $2.7 million to interest and other revenue in the third quarter of 2014.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $16.9 million, or 189%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $16.3 million to rental property operating and maintenance expense in the third quarter of 2014.

Real Estate Taxes Expense

Real estate taxes expense increased $7.4 million, or 327%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, largely as a result of the acquisition of MPG which contributed $6.6 million to real estate taxes expense in the third quarter of 2014, combined with increases in 2014 property taxes at BOA Plaza and EY Plaza.

Parking Expense

Parking expense increased $1.3 million, or 205%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the acquisition of MPG which contributed $1.0 million to parking expense in the third quarter of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $21.0 million, or 285%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the acquisition of MPG which contributed $20.7 million to depreciation and amortization expense in the third quarter of 2014.

Interest Expense

Interest expense increased $19.1 million, or 434%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, largely as a result of the acquisition of MPG which contributed $17.6 million to interest expense in the third quarter of 2014, combined with payments on the EY Plaza interest rate swap agreement that was entered into in November 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2014 to September 30, 2013

Condensed Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	9/30/2014	9/30/2013
Revenue:
Rental income	$114.0	$40.0	$74.0	185%
Tenant reimbursements	70.7	22.9	47.8	209%
Parking	25.4	8.6	16.8	196%
Interest and other	8.6	2.8	5.8	207%
Total revenue	218.7	74.3	144.4	194%

Expenses:
Rental property operating and maintenance	73.4	25.7	47.7	186%
Real estate taxes	28.6	7.7	20.9	272%
Parking	5.4	2.1	3.3	155%
Other expense	2.2	1.8	0.4	22%
Depreciation and amortization	82.5	21.7	60.8	281%
Interest	68.2	13.1	55.1	421%
Total expenses	260.3	72.1	188.2	261%
Net (loss) income	$(41.6)	$2.2	$(43.8)

Rental Income

Rental income increased $74.0 million, or 185%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to the acquisition of MPG which contributed $72.9 million to rental income during the nine months ended September 30, 2014.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $47.8 million, or 209%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $43.7 million to tenant reimbursements revenue during the nine months ended September 30, 2014.

Parking Revenue

Parking revenue increased $16.8 million, or 196%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $16.1 million to parking revenue during the nine months ended September 30, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $5.8 million, or 207%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $6.2 million to interest and other revenue during the nine months ended September 30, 2014.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $47.7 million, or 186%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $46.3 million to rental property operating and maintenance expense during the nine months ended September 30, 2014.

Real Estate Taxes Expense

Real estate taxes expense increased $20.9 million, or 272%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, largely as a result of the acquisition of MPG which contributed $19.5 million to real estate taxes expense during the nine months ended September 30, 2014, combined with increases in 2014 property taxes at BOA Plaza and EY Plaza.

Parking Expense

Parking expense increased $3.3 million, or 155%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of the acquisition of MPG which contributed $2.8 million to parking expense during the nine months ended September 30, 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $60.8 million, or 281%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, mainly due to the acquisition of MPG which contributed $60.1 million to depreciation and amortization expense during the nine months ended September 30, 2014.

Interest Expense

Interest expense increased $55.1 million, or 421%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, largely as a result of the acquisition of MPG which contributed $52.4 million to interest expense during the nine months ended September 30, 2014, combined with payments on the EY Plaza interest rate swap agreement that was entered into in November 2013.

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

	For the Nine Months Ended		Increase/ (Decrease)
	Sept. 30, 2014	Sept. 30, 2013
	(In thousands)
Net cash provided by operating activities	$40,074	$17,460	$22,614
Net cash used in investing activities	(42,332)	(15,649)	26,683
Net cash (used in) provided by financing activities	(25,800)	143	(25,943)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2014 totaled $40.1 million, compared to net cash provided by operating activities of $17.5 million during the nine months ended September 30, 2013. The $22.6 million increase is primarily related to cash generated by the operations of the MPG properties during 2014.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $42.3 million during the nine months ended September 30, 2014, compared to net cash used in investing activities of $15.6 million during the nine months ended September 30, 2013, as a result of increased expenditures for improvements to its properties during 2014, including the properties acquired from MPG in 2013 and deposits to restricted cash.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities totaled $25.8 million during the nine months ended September 30, 2014, compared to net cash provided by financing activities of $0.1 million during the nine months ended September 30, 2013. Distributions totaling $220.0 million made to Brookfield DTLA Holdings related to the senior participating preferred interest during the nine months ended September 30, 2014 and the repayment of the $25.0 million intercompany loan, partially offset by proceeds from the refinancing of BOA Plaza and the financing of Figueroa at 7th, were the primary drivers of the change.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of September 30, 2014 and December 31, 2013, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2014, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total

Principal payments on mortgage loans	$—	$311	$751,831	$589,026	$204,232	$572,600	$2,118,000
Interest payments –
Fixed-rate debt (1)	18,120	71,886	62,866	24,781	16,425	93,195	287,273
Variable-rate swapped to fixed-rate debt	3,674	7,368	7,306	7,130	6,985	13,102	45,565
Variable-rate debt (2)	2,619	10,388	9,942	4,363	3,152	—	30,464
Tenant-related commitments (3)	56,162	4,495	2,750	8,108	—	7,851	79,366
	$80,575	$94,448	$834,695	$633,408	$230,794	$686,748	$2,560,668
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of September 30, 2014 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2014.

Related Party Transactions

Intercompany Loan

The Company was indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the three and nine months ended September 30, 2014, the Company accrued $0.2 million and $0.6 million, respectively, of interest expense related to this note.

During September 2014, the Company paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 3.0% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Property management fee expense	$2,173	$737	$6,190	$2,093
Asset management fee expense	1,540	—	4,569	—
General, administrative and reimbursable expenses	586	297	1,896	867
Leasing and construction management fees	274	162	1,959	659

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Insurance expense	$2,485	$1,234	$6,252	$3,655

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 8, 2014, as amended on April 29, 2014, for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended September 30, 2014.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul Schulman, our principal executive officer, and Bryan K. Davis, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

General

Brookfield DTLA and its subsidiaries may be subject to pending legal proceedings and litigation incidental to its business. After consultation with legal counsel, management believes that any liability that may potentially result upon resolution of such matters is not expected to have a material adverse effect on the Company’s business, financial condition or consolidated financial statements as a whole.

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

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. On October 21, 2014, the parties sent a joint letter to the Maryland State Court stating that since the June 18 meeting, the parties have commenced discussions towards a possible resolution of the lawsuit, requesting that the court temporarily refrain from deciding the pending motion to dismiss to facilitate the discussions, and stating that the parties will report to the court within 45 days of the October 21 letter regarding the status of their discussions.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2014, the cumulative amount of unpaid dividends totals $111.3 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 14, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 14, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
November 14, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of November 14, 2014

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL SCHULMAN
Paul Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ BRYAN K. DAVIS
Bryan K. Davis
Chief Financial Officer
(Principal financial officer)