Form 10-K
period 2014-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2015-03-31
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2014 was $0.
As of March 27, 2015, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to the combination of Brookfield DTLA Fund Office Trust Investor Inc. with 333 South Hope Co. LLC (“333 South Hope”) and EYP Realty LLC (“EYP Realty” and, together with 333 South Hope, the “Predecessor Entities”).

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

Prior to October 15, 2013, 333 South Hope and EYP Realty were controlled by BPO through its indirect ownership interest in TRZ Holdings IV LLC (“TRZ”). TRZ owned 100% of the member units of 333 South Hope and EYP Realty, and BPO indirectly owns approximately 84% of the member units of TRZ.

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

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. As part of the transaction, MPG was contributed to New OP in exchange for a preferred interest in New OP. In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

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

Principal factors of competition in our primary business of owning and operating office properties are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the LACBD. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the year ended December 31, 2014.

During the year ended December 31, 2014, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 97% of Brookfield DTLA’s consolidated revenue during the year ended December 31, 2014.

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

Insurance

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance for California properties. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties.

Prior to their expiration, which became effective on April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

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

Employees

As of December 31, 2014, Brookfield DTLA had no employees. The operations of Brookfield DTLA are managed by employees of BPO.

Corporate Offices

BPO owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, New York 10281, telephone number 212-417-7000. Brookfield DTLA believes that BPO’s current facilities are adequate for Brookfield DTLA’s present needs.

Available Information

Brookfield DTLA files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, if any, Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at www.sec.gov. We have included the web address of the SEC as an inactive textual reference only. Except as specifically incorporated by reference into this document, information on this website is not part of this document.

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

In addition to the other information included in this Annual Report on Form 10-K, including the matters addressed above, you should carefully consider the following risk factors. The risks and uncertainties described below include all of the material risks facing Brookfield DTLA. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A preferred stock issued in connection with the MPG acquisition could decline and stockholders could lose part or all of their investment. As used in this section, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA together with its direct and indirect subsidiaries and the term “stockholders” means the holders of the Series A preferred stock issued in connection with the MPG acquisition.

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

The Series A preferred stock has no stated maturity date, Brookfield DTLA is not obligated to declare and pay dividends on the Series A preferred stock, and Brookfield DTLA may never declare dividends on the Series A preferred stock. The Series A preferred stock has no stated maturity, and accordingly, could remain outstanding indefinitely. In addition, while the Series A preferred stock will accumulate dividends at the stated rate (whether or not authorized by the board of directors of Brookfield DTLA and declared by the Company), there is no requirement that Brookfield DTLA declare and pay dividends on the Series A preferred stock, and Brookfield DTLA may not declare and pay dividends on the Series A preferred stock in the future. Furthermore, because of the projected cash needs of the Company, arising in significant part from the funds needed to complete the refinancing of the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower at a target leverage ratio of approximately 60% to 65%, the Company currently anticipates that it will receive no substantial distributions from New OP for a period of at least five years, unless the Company or DTLA OP changes its current plans and determines to sell one or more of its real property assets prior to such time, except for a one time dividend of $2.25 per share of Series A preferred stock in connection with the proposed settlement of the Preferred Stock Actions. See Item 3 “Legal Proceedings—Merger-Related Litigation.” The Company’s refinancing and operating plans and this estimate are subject to change based on many factors, including market conditions in applicable debt, equity and leasing markets. See “—Factors That May Affect Future Results” above.

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

Our substantial indebtedness may adversely affect our operating results and financial condition, and may limit our flexibility to operate our business. Brookfield DTLA currently has aggregate consolidated indebtedness totaling $2.1 billion. After payments of principal and interest on our indebtedness, we may not have sufficient cash resources to operate our properties or meet all of our other obligations. Certain of our indebtedness include lockbox and other cash management provisions, which, under certain circumstances, could limit our ability to utilize available cash flow from the relevant properties. There can be no assurance that terms of debt we incur in the future or modifications to existing debt will not significantly limit our operating and financial flexibility, which may in turn limit our ability to efficiently respond and adapt to changes or competition in our business.

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

TAX RISKS

Failure to maintain our status as a REIT could have significant adverse consequences to us, our ability to make distributions and the value of our stock, including the Series A preferred stock. To qualify as a REIT, Brookfield DTLA must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership and other requirements on an ongoing basis. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

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

Brookfield DTLA has elected to be taxed as a REIT pursuant to Sections 856 through 860 of the Code, commencing with its tax year ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to continue to qualify as a REIT.

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

We may incur other tax liabilities that could reduce our cash flows. We may be subject to certain federal, state and local taxes on our income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to avoid federal corporate income tax on our earnings, each year we must distribute to holders of our stock, including holders of the Series A preferred stock, at least 90% of our REIT taxable income, determined before the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income and net capital gain, we will be subject to federal corporate income tax on our undistributed REIT taxable income and net capital gain. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to holders of our stock, including holders of the Series A preferred stock, in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to holders of our stock, including holders of the Series A preferred stock, and lower distributions of cash could adversely affect the value of the Series A preferred stock.

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

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent and annualized rent per square foot of Brookfield DTLA’s and the Predecessor Entities’ properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent per Square Foot (2)

Brookfield DTLA:
December 31, 2014	83.0%	$145,156,547	$23.23
December 31, 2013	83.5%	143,813,089	22.87
Predecessor Entities:
December 31, 2012	86.5%	$49,190,747	$21.54
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2014 for the twelve months ending December 31, 2015 are approximately $13 million, or $2.14 per leased square foot. Total abatements for leases in effect as of December 31, 2013 for the twelve months ended December 31, 2014 were approximately $13 million, or $1.99 per leased square foot. Total abatements for leases in effect as of December 31, 2012 for the twelve months ended December 31, 2013 were approximately $6 million, or $2.61 per leased square foot.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2014:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2013	6,289,262	83.5%
Expirations	(783,229)	(10.4)%
New leases	417,054	5.6%
Renewals	324,866	4.3%
Leased square feet as of December 31, 2014	6,247,953	83.0%

Property Statistics

The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2014:

				Square Feet		Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Acquired	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	31	2006	1,405,428	18.67%	92.0%	$29,125,190	$22.53
Wells Fargo Center–North Tower	2	45	2013	1,400,639	18.61%	82.8%	28,715,958	24.75
Gas Company Tower	1	19	2013	1,345,163	17.87%	79.3%	23,181,277	21.73
EY Plaza	1	83	2006	1,224,967	16.28%	90.5%	24,269,095	21.90
Wells Fargo Center–South Tower	1	17	2013	1,124,960	14.95%	68.0%	20,648,951	27.01
777 Tower	1	45	2013	1,024,835	13.62%	83.4%	19,216,076	22.47
	7	240		7,525,992	100.00%	83.0%	$145,156,547	$23.23
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2014. This amount reflects total base rent before any rent abatements as of December 31, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2014 for the twelve months ending December 31, 2015 are approximately $13 million, or $2.14 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Tenant Information

As of December 31, 2014, Brookfield DTLA’s properties were leased to 240 tenants. The following table sets forth the annualized rent and rentable leased square feet of our 20 largest tenants as of December 31, 2014:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased RSF	% of Total Leased RSF	Year of Expiry

1	Southern California Gas Company	$9,327,693	6.4%	461,477	7.4%	Various
2	Latham & Watkins LLP	10,324,962	7.1%	384,213	6.1%	Various
3	Wells Fargo Bank National Association	7,146,927	4.9%	334,814	5.3%	Various
4	The Capital Group Companies	7,753,544	5.3%	324,398	5.2%	2018
5	Gibson, Dunn & Crutcher LLP	6,575,393	4.5%	269,173	4.3%	2022
6	Oaktree Capital Management, L.P.	4,918,629	3.4%	204,759	3.3%	Various
7	Shepard, Mullin, Richter	3,960,367	2.7%	173,959	2.8%	2025
8	Marsh USA, Inc.	3,466,427	2.4%	172,044	2.7%	Various
9	Sidley Austin (CA) LLP	3,591,108	2.5%	163,038	2.6%	2024
10	Munger, Tolles & Olsen LLP	4,017,050	2.8%	160,682	2.6%	2022
11	Bank of America N.A.	4,028,171	2.8%	155,269	2.5%	2022
12	Ernst & Young U.S. LLP	2,826,776	2.0%	120,822	1.9%	2022
13	Deloitte LLP	2,632,658	1.8%	112,028	1.8%	2031
14	Kirkland & Ellis	2,397,380	1.7%	100,665	1.6%	2020
15	Target Corporation	604,008	0.4%	97,465	1.6%	2033
16	Winston & Strawn LLP	2,820,944	1.9%	91,170	1.5%	2017
17	United States of America	2,110,730	1.5%	89,800	1.4%	2015
18	Bingham McCutchen, LLP	2,029,847	1.4%	81,324	1.3%	2023
19	Alston & Bird LLP	1,773,081	1.2%	80,190	1.3%	2024
20	Reed Smith LLP	1,903,381	1.3%	79,974	1.3%	2022
		$84,209,076	58.0%	3,657,264	58.5%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2014. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding the lease expirations of our 20 largest tenants as of December 31, 2014 (in thousands):

		Rentable Leased Square Feet as of December 31, 2014
Tenant		2015	2016	2017	2018	2019	2020	Beyond	Year of Final Expiry

1	Southern California Gas Company	28	—	—	—	56	—	378	2026
2	Latham & Watkins LLP	25	93	—	—	—	—	266	2025
3	Wells Fargo Bank National Association	—	8	—	57	—	—	270	2023
4	The Capital Group Companies	—	—	—	324	—	—	—	2018
5	Gibson, Dunn & Crutcher LLP	—	—	—	—	—	—	269	2022
6	Oaktree Capital Management, L.P.	—	—	23	—	—	—	182	2030
7	Shepard, Mullin, Richter	—	—	—	—	—	—	174	2025
8	Marsh USA, Inc.	21	—	—	151	—	—	—	2018
9	Sidley Austin (CA) LLP	—	—	—	—	—	—	163	2024
10	Munger, Tolles & Olsen LLP	—	—	—	—	—	—	161	2022
11	Bank of America N.A.	—	—	—	—	—	—	155	2022
12	Ernst & Young U.S. LLP	—	—	—	—	—	—	121	2022
13	Deloitte LLP	—	—	—	—	—	—	112	2031
14	Kirkland & Ellis	—	—	—	—	—	101	—	2020
15	Target Corporation	—	—	—	—	—	—	97	2033
16	Winston & Strawn LLP	—	—	91	—	—	—	—	2017
17	United States of America	90	—	—	—	—	—	—	2015
18	Bingham McCutchen, LLP	—	—	—	—	—	—	81	2023
19	Alston & Bird LLP	—	—	—	—	—	—	80	2024
20	Reed Smith LLP	—	—	—	—	—	—	80	2022
	Leased square feet expiring by year	164	101	114	532	56	101	2,589
	Percentage of leased square feet expiring by year	2.6%	1.6%	1.8%	8.5%	0.9%	1.6%	41.5%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for leases in place at December 31, 2014, plus currently available space, for each of the ten calendar years beginning January 1, 2015 and thereafter. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2015	349,244	5.6%	$8,267,192	5.7%	$23.67	$23.69
2016	387,335	6.2%	8,491,568	5.8%	21.92	22.65
2017	482,656	7.7%	12,477,757	8.6%	25.85	27.96
2018	823,630	13.2%	17,606,782	12.1%	21.38	22.97
2019	490,339	7.9%	12,711,390	8.7%	25.92	30.53
2020	259,695	4.2%	6,110,600	4.2%	23.53	28.13
2021	176,941	2.8%	4,290,875	3.0%	24.25	29.67
2022	813,884	13.0%	20,019,860	13.8%	24.60	30.78
2023	705,269	11.3%	15,784,750	10.9%	22.38	29.54
2024	375,958	6.0%	8,659,805	6.0%	23.03	30.48
Thereafter	1,383,002	22.1%	30,735,968	21.2%	22.22	30.71
Total expiring leases	6,247,953	100.0%	$145,156,547	100.0%	$23.23	$28.30
Currently available	1,278,039
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2014. This amount reflects total base rent before any rent abatements as of December 31, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2014 for the twelve months ending December 31, 2015 are approximately $13 million, or $2.14 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2014, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2014 is as follows (in millions, except percentage and year amounts):

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

Merger-Related Litigation

Following the announcement of the execution of the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), seven putative class actions were filed against Brookfield Office Properties Inc. (“BPO”), Brookfield DTLA, Brookfield DTLA Holdings LLC, Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties (collectively, the “Brookfield Parties”), MPG Office Trust, Inc., MPG Office, L.P., and the members of MPG Office Trust, Inc.’s board of directors. Five of these lawsuits were filed on behalf of MPG Office Trust, Inc.’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County (the “California State Court”) on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24‑C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24-C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24‑C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24-C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of MPG Office Trust, Inc.’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions”).

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

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000. After a hearing on June 4, 2014, the California State Court granted plaintiffs’ motion for final approval of the settlement and entered a Final Order and Judgment, awarding plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $475,000, which was paid by MPG Office LLC on June 18, 2014. BPO is seeking reimbursement for the settlement payment from MPG’s insurers.

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

Counsel for the parties have reached an agreement to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiffs’ counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. The agreement is subject to a number of conditions precedent, further documentation, and approval of the Maryland State Court, after notice to the class. The parties entered into a Memorandum of Understanding (the “MOU”) on March 30, 2015 memorializing the agreement to settle the Preferred Stock Actions, which has been filed with the Maryland State Court. A copy of the MOU has been filed with this Annual Report on Form 10-K as Exhibit 99.1.

While the final outcome with respect to the Preferred Stock Actions cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations or liquidity of Brookfield DTLA.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

There is no established public trading market for the registrant’s common stock. All of the registrant’s issued and outstanding common stock is held by Brookfield DTLA Holdings LLC.

The registrant has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Item 6.	Selected Financial Data.

The following tables set forth selected consolidated operating and financial data for Brookfield DTLA (for the years ended December 31, 2014 and 2013) and selected combined operating and financial data for BOA Plaza and EY Plaza (the “Predecessor Entities”) (for the years ended December 31, 2012, 2011 and 2010):

	For the Year Ended December 31,
	2014	2013 (1)	2012	2011	2010
	(In thousands)
Operating Results
Total revenue	$294,161	$138,722	$92,917	$92,731	$98,667
Total expenses	347,153	153,996	92,669	93,518	93,859
Net (loss) income	(52,992)	(15,274)	248	(787)	4,808
Net (income) loss attributable to TRZ Holdings IV LLC	—	(2,335)	(248)	787	(4,808)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(17,213)	—	—	—	—
Series A-1 preferred interest – cumulative dividends	—	(3,586)	—	—	—
Series A-1 preferred interest – redemption measurement adjustment	—	(76,305)	—	—	—
Senior participating preferred interest – current dividends	(10,044)	—	—	—	—
Senior participating preferred interest – cumulative dividends	—	(3,500)	—	—	—
Senior participating preferred interest – redemption measurement adjustment	(2,256)	—	—	—	—
Series B common interest – allocation of net loss	52,891	97,934	—	—	—
Net loss attributable to Brookfield DTLA	(29,614)	(3,066)	—	—	—
Series A preferred stock – current dividends	(18,548)	—	—	—	—
Series A preferred stock – cumulative dividends	—	(3,864)	—	—	—
Series A preferred stock – redemption measurement adjustment	—	(82,247)	—	—	—
Net loss available to common interest holders of Brookfield DTLA	$(48,162)	$(89,177)	$—	$—	$—

Other Information
Cash flows provided by (used in) operating activities	$22,962	$(2,208)	$15,159	$23,272	$29,001
Cash flows used in investing activities	(68,050)	(39,868)	(40,989)	(24,090)	(20,983)
Cash flows (used in) provided by financing activities	(25,979)	232,440	24,025	323	(3,138)
__________

(1)
On October 15, 2013, Brookfield DTLA completed the acquisition of MPG Office Trust, Inc. pursuant to the terms of the Agreement and Plan of Merger dated as of April 24, 2013, as amended. See Item 8. “Financial Statements and Supplementary Data—Note 3 to Consolidated and Combined Financial Statements.”

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Financial Position
Investments in real estate, net	$2,430,314	$2,436,253	$756,072	$734,844	$728,981
Total assets	2,877,936	2,946,196	859,766	836,577	832,639
Mortgage loans, net	2,111,135	1,885,605	319,678	325,747	331,539
Total liabilities	2,236,734	2,026,658	351,063	358,826	360,806
Mezzanine equity	739,600	911,539	—	—	—
Stockholders’ (deficit) equity	(98,398)	7,999	—	—	—
TRZ Holdings IV LLC’s interest	—	—	508,703	477,751	471,833

Item 7.	Management’s Discussion and Analysis of Financial Condition
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

MPG Acquisition

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. As part of the transaction, MPG was contributed to New OP in exchange for a preferred interest in New OP. In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

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

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2014 and 2013, Brookfield DTLA had cash and cash equivalents totaling $125.0 million and $196.1 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2014:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	92.0%	$29,125,190	$22.53
Wells Fargo Center–North Tower	1,400,639	18.61%	82.8%	28,715,958	24.75
Gas Company Tower	1,345,163	17.87%	79.3%	23,181,277	21.73
EY Plaza	1,224,967	16.28%	90.5%	24,269,095	21.90
Wells Fargo Center–South Tower	1,124,960	14.95%	68.0%	20,648,951	27.01
777 Tower	1,024,835	13.62%	83.4%	19,216,076	22.47
	7,525,992	100.00%	83.0%	$145,156,547	$23.23
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2014. This amount reflects total base rent before any rent abatements as of December 31, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2014 for the twelve months ending December 31, 2015 are approximately $13 million, or $2.14 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for leases in place at December 31, 2014, plus currently available space, for each of the ten calendar years beginning January 1, 2015 and thereafter. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2015	349,244	5.6%	$8,267,192	5.7%	$23.67	$23.69
2016	387,335	6.2%	8,491,568	5.8%	21.92	22.65
2017	482,656	7.7%	12,477,757	8.6%	25.85	27.96
2018	823,630	13.2%	17,606,782	12.1%	21.38	22.97
2019	490,339	7.9%	12,711,390	8.7%	25.92	30.53
2020	259,695	4.2%	6,110,600	4.2%	23.53	28.13
2021	176,941	2.8%	4,290,875	3.0%	24.25	29.67
2022	813,884	13.0%	20,019,860	13.8%	24.60	30.78
2023	705,269	11.3%	15,784,750	10.9%	22.38	29.54
2024	375,958	6.0%	8,659,805	6.0%	23.03	30.48
Thereafter	1,383,002	22.1%	30,735,968	21.2%	22.22	30.71
Total expiring leases	6,247,953	100.0%	$145,156,547	100.0%	$23.23	$28.30
Currently available	1,278,039
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2014. This amount reflects total base rent before any rent abatements as of December 31, 2014 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2014 for the twelve months ending December 31, 2015 are approximately $13 million, or $2.14 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the year ended December 31, 2014. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2014:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2013	6,289,262	83.5%
Expirations	(783,229)	(10.4)%
New leases	417,054	5.6%
Renewals	324,866	4.3%
Leased square feet as of December 31, 2014	6,247,953	83.0%

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

Contributions from Brookfield DTLA Holdings—

During the year ended December 31, 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. During the year ended December 31, 2013, Brookfield DTLA received contributions from Brookfield DTLA Holdings totaling $195.5 million, of which $189.2 million was used to acquire the common stock of MPG as part of the acquisition and for expenditures totaling $6.3 million for acquisition and transaction costs related to the acquisition of MPG that were incurred by Brookfield DTLA Holdings on behalf of the Company. To the extent that future capital contributions are needed, Brookfield DTLA Holdings has made a commitment to contribute up to $260 million in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for which it would be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

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

Property Operations—

The Predecessor Entities historically generated sufficient cash from operations to fund their operating activities. In the future, should the cash generated by Brookfield DTLA’s properties, including the properties acquired from MPG, not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to fund its operations. Brookfield DTLA Holdings has made a commitment to make future capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260 million of its future cash needs, for which it would be entitled to receive a preferred return, if and when called by New OP As of the date of this report, no capital contributions have been funded under this commitment.

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $118 million over the next ten years, with the majority (approximately $94 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower on or about their scheduled maturity with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for these loans is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $270 million to complete these refinancings, all of which will occur prior to 2017. There can be no assurance that any of these refinancings can be accomplished, what terms will be available in the market for these type of financings at the time of any refinancing, or that these refinancings will generate net cash proceeds.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Distributions to Brookfield DTLA Holdings—

During the years ended December 31, 2014 and 2013, Brookfield DTLA refinanced the mortgage loans secured by BOA Plaza and EY Plaza, respectively.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza.

On August 28, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $150.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $5.5 million in settlement of preferred dividends on the senior participating preferred interest through August 28, 2014 and a return of investment of $144.5 million using proceeds generated by the refinancing of BOA Plaza.

Indebtedness

As of December 31, 2014, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2014 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,408.0	66.49%	5.04%	4 years
Variable-rate swapped to fixed-rate	185.0	8.73%	3.93%	6 years
Variable-rate	525.0	24.78%	1.95%	3 years
	$2,118.0	100.00%	4.17%	4 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2014 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.96%	12/1/2016	$290,000	$5,763
777 Tower (3)	1.86%	11/1/2018	200,000	3,772
Figueroa at 7th (4)	2.41%	9/10/2017	35,000	856
Total variable-rate loans			525,000	10,391

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			710,000	17,759

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,118,000	$89,645
Debt discounts			(6,865)
Total debt, net			$2,111,135
__________

(1)	Assuming no payment has been made in advance of its due date.

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

(4)
This loan bears interest at LIBOR plus 2.25%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Secured Debt Financing

On September 10, 2014, Brookfield DTLA completed a $35.0 million mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $34.6 million, which will be used for general corporate purposes, including the repayment of Brookfield DTLA’s $25.0 million intercompany loan with BOP Management Inc. See “Related Party Transactions—Intercompany Loan.”

The loan bears interest at rate equal to LIBOR plus 2.25%, matures on September 10, 2017, and requires the payment of interest-only until maturity. The mortgage loan can be repaid at any time prior to maturity, in whole or in part, without penalty.

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

The new $400.0 million mortgage loan bears interest at a fixed rate equal to 4.05%, matures on September 1, 2024, and requires the payment of interest-only until maturity. The mortgage loan can be defeased beginning on September 30, 2016 until March 1, 2024, after which the loan can be repaid in full without penalty.

In connection with the refinancing, Brookfield DTLA Holdings was required to fund a $4.2 million tax reserve, a $3.0 million tenant improvement and leasing commission reserve, and a $0.5 million rent concession reserve at closing.

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with the loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April and October 2014, respectively. The remaining $2.5 million will be paid in installments of $1.25 million in each of April and October 2015.

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

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.1 billion as of December 31, 2014 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.70 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.56 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations—Brookfield DTLA

Comparison of the Year Ended December 31, 2014 to December 31, 2013

Brookfield DTLA Fund Office Trust Investor Inc.
Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2014	12/31/2013
Revenue:
Rental income	$152.4	$78.0	$74.4	95%
Tenant reimbursements	95.9	40.9	55.0	134%
Parking	33.8	16.6	17.2	104%
Interest and other	12.1	3.2	8.9	278%
Total revenue	294.2	138.7	155.5	112%

Expenses:
Rental property operating and maintenance	100.3	47.4	52.9	111%
Real estate taxes	38.3	14.6	23.7	162%
Parking	7.4	4.0	3.4	85%
Other expense	3.3	9.1	(5.8)	(64)%
Depreciation and amortization	105.1	46.7	58.4	125%
Interest	92.8	32.2	60.6	188%
Total expenses	347.2	154.0	193.2	125%
Net loss	$(53.0)	$(15.3)	$(37.7)

Rental Income

Rental income increased $74.4 million, or 95%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the acquisition of MPG which contributed $76.0 million to rental income during the year ended December 31, 2014, as reduced for rental income earned by the MPG properties during the period from October 16, 2013 through December 31, 2013.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $55.0 million, or 134%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, mainly due to the acquisition of MPG which contributed $48.8 million to tenant reimbursements revenue during the year ended December 31, 2014, as reduced for tenant reimbursements revenue earned by the MPG properties during the period from October 16, 2013 through December 31, 2013. Higher taxes passed through to tenants at the MPG properties and free recoveries at BOA Plaza during the year ended December 31, 2013, for which there was no comparable activity during the year ended December 31, 2014, also contributed to the change.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Parking revenue increased $17.2 million, or 104%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, mainly due to the acquisition of MPG which contributed $16.2 million to parking revenue during the year ended December 31, 2014, as reduced for parking revenue earned by the MPG properties during the period from October 16, 2013 through December 31, 2013.

Interest and Other Revenue

Interest and other revenue increased $8.9 million, or 278%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, mainly due to the acquisition of MPG which contributed $8.6 million to interest and other revenue during the year ended December 31, 2014, as reduced for interest and other revenue earned by the MPG properties during the period from October 16, 2013 through December 31, 2013 combined with an increase in other expense recoveries.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $52.9 million, or 111%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, mainly due to the acquisition of MPG which contributed $52.1 million to rental property operating and maintenance expense during the year ended December 31, 2014, as reduced for rental property operating and maintenance expense incurred by the MPG properties during the period from October 16, 2013 through December 31, 2013.

Real Estate Taxes Expense

Real estate taxes expense increased $23.7 million, or 162%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, largely as a result of the acquisition of MPG which contributed $21.7 million to real estate taxes expense during the year ended December 31, 2014, as reduced for real estate tax expense incurred by the MPG properties during the period from October 16, 2013 through December 31, 2013 combined with increases in 2014 property taxes at BOA Plaza and EY Plaza.

Parking Expense

Parking expense increased $3.4 million, or 85%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which contributed $2.8 million to parking expense during the year ended December 31, 2014, as reduced for parking expense incurred by the MPG properties during the period from October 16, 2013 through December 31, 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Expense

Other expense decreased $5.8 million, or 64%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to expenditures totaling $6.8 million for acquisition and transaction costs related to the acquisition of MPG that were incurred by Brookfield DTLA Holdings on behalf of the Company during the period from October 16, 2013 through December 31, 2013 for which there was no comparable expense during 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $58.4 million, or 125%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, mainly due to the acquisition of MPG which contributed $57.3 million to depreciation and amortization expense during the year ended December 31, 2014, as reduced for depreciation and amortization expense incurred by the MPG properties during the period from October 16, 2013 through December 31, 2013.

Interest Expense

Interest expense increased $60.6 million, or 188%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, largely as a result of the acquisition of MPG which contributed $55.9 million to interest expense during the year ended December 31, 2014, as reduced for interest expense incurred by the MPG properties during the period from October 16, 2013 through December 31, 2013 combined with payments on the EY Plaza interest rate swap agreement that was entered into in November 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Year Ended December 31, 2013 to December 31, 2012

Brookfield DTLA Fund Office Trust Investor Inc.
Consolidated and Combined Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2013	12/31/2012
Revenue:
Rental income	$78.0	$51.8	$26.2	51%
Tenant reimbursements	40.9	28.0	12.9	46%
Parking	16.6	10.2	6.4	63%
Interest and other	3.2	2.9	0.3	10%
Total revenue	138.7	92.9	45.8	49%

Expenses:
Rental property operating and maintenance	47.4	33.3	14.1	42%
Real estate taxes	14.6	8.6	6.0	70%
Parking	4.0	2.7	1.3	48%
Other expense	9.1	1.2	7.9	663%
Depreciation and amortization	46.7	29.0	17.7	61%
Interest	32.2	17.9	14.3	80%
Total expenses	154.0	92.7	61.3	66%
Net (loss) income	$(15.3)	$0.2	$(15.5)

Rental Income

Rental income increased $26.2 million, or 51%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the acquisition of MPG, which contributed $21.6 million to rental income during the fourth quarter of 2013. In addition, the completion of a retail project at EY Plaza during the fourth quarter of 2012 increased rental income during 2013 by $3.0 million. The modernized retail premises of EY Plaza contain approximately 330,000 rentable square feet and feature “Taste,” a 500 seat indoor/outdoor dining destination.

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

Results of Operations—MPG Office Trust, Inc.

The acquisition of MPG had a material impact on the results of operations of Brookfield DTLA. Brookfield DTLA’s net loss of $15.3 million for the year ended December 31, 2013 included $16.4 million of losses (including $6.8 million of transaction costs) attributable to the MPG properties. The operating losses generated by the MPG properties can be attributed to several factors:

•
As of December 31, 2013, the MPG properties were 78.6% leased as compared to 91.3% leased for the Predecessor Entities’ properties. This lower level of occupancy results in lower proportionate net operating income.

•
Brookfield DTLA assumed debt totaling $1.5 billion upon the acquisition of MPG. The MPG properties, namely Gas Company Tower and Wells Fargo Center–North Tower, carry higher levels of debt than the Predecessor Entities’ properties, which result in higher proportional interest charges. Interest expense related to the debt secured by the MPG properties for the year ended December 31, 2014 was $70.3 million, compared to interest expense of $17.7 million recognized for the Predecessor Entities’ properties for the year ended December 31, 2013.

•
Depreciation and amortization charges attributable to the MPG properties, including amounts attributable to amortization of intangible assets and liabilities, will be higher on a relative basis than the Predecessor Entities’ properties. Depreciation and amortization for the Predecessor Entities’ properties aggregated $28.9 million for the year ended December 31, 2013. Depreciation and amortization for the MPG properties for the year ended December 31, 2014 was $75.1 million.

MPG previously filed annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy details and other information regarding issuers, like MPG, that file electronically with the SEC. The reports and other information previously filed by MPG with the SEC are available at www.sec.gov.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2013 to September 30, 2012

MPG Office Trust, Inc.
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

MPG Office Trust, Inc.
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

	For the Year Ended December 31,		Increase/ (Decrease)
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$22,962	$(2,208)	$25,170
Net cash used in investing activities	(68,050)	(39,868)	28,182
Net cash (used in) provided by financing activities	(25,979)	232,440	(258,419)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities for the year ended December 31, 2014 totaled $23.0 million compared to net cash used in operating activities of $2.2 million for the year ended December 31, 2013. The $25.2 million increase in cash provided by operating activities was primarily the result of a full year of ownership of the MPG portfolio during 2014, combined with $6.8 million for acquisition and transaction costs related to the acquisition of MPG that were incurred by Brookfield DTLA Holdings on behalf of the Company during 2013, for which there was no comparable expenditure during 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $68.1 million for the year ended December 31, 2014, compared to net cash used in investing activities of $39.9 million during the year ended December 31, 2013. The $28.2 million increase in cash used in investing activities was primarily a result of increases in expenditures for improvements to real estate of $19.4 million and restricted cash of $42.3 million during 2014, partially offset by net cash used to acquire the MPG portfolio that totaled $33.5 million, for which there was no comparable expenditure during 2014.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities totaled $26.0 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $232.4 million during the year ended December 31, 2013. The $258.4 million decrease in cash provided by financing activities was mainly a result of a $220.0 million distribution to holders of the senior participating preferred interest and a reduction in principal payments on mortgage loans due to fewer loans refinanced during 2014 as compared to 2013, which was partially offset by a reduction in proceeds from mortgage loans combined with the $189.2 million contributed by Brookfield DTLA Holdings to the Company to fund the acquisition of the common stock of MPG during 2013, for which there was no comparable activity during 2014.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of December 31, 2014 and 2013, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2014, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Principal payments on mortgage loans	$311	$751,831	$589,026	$204,232	$4,449	$568,151	$2,118,000
Interest payments –
Fixed-rate debt (1)	71,886	62,866	24,781	16,425	16,425	76,770	269,153
Variable-rate swapped to fixed-rate debt	7,378	7,306	7,130	6,985	6,783	6,311	41,893
Variable-rate debt (2)	10,391	9,945	4,365	3,152	—	—	27,853
Tenant-related commitments (3)	56,870	2,942	18,064	—	—	7,831	85,707
	$146,836	$834,890	$643,366	$230,794	$27,657	$659,063	$2,542,606
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2014 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2014.

Related Party Transactions

Intercompany Loan

Brookfield DTLA was indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the years ended December 31, 2014 and 2013, the Company accrued $0.6 million and $0.2 million, respectively, of interest expense related to this note.

During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Property management fee expense	$8,135	$3,667	$2,670
Asset management fee expense	6,109	1,320	—
General, administrative and reimbursable expenses	2,509	1,190	1,278
Leasing and construction management fees	3,626	786	1,137

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance for California properties. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

Prior to their expiration, which became effective on April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

Insurance premiums for Brookfield DTLA are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Insurance expense	$8,466	$4,949	$4,664

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

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. The assessment as to whether our investment in real estate is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease‑up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2014 and 2013.

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

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rent receivable to consider if an allowance is necessary. The allowance for doubtful accounts totaled $0.4 million and $0.4 million as of December 31, 2014 and 2013, respectively.

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

In August 2014, the FASB issued ASU 2014-15. Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flow. As of December 31, 2014, $525.0 million, or 24.8%, of Brookfield DTLA’s debt bears interest at variable rates based on one-month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap agreements outstanding as of December 31, 2014 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate swap	$185,000	2.178%	11/27/2013	11/2/2020	$(4,337)
Interest rate cap	290,000	4.750%	11/8/2013	12/1/2016	15
Interest rate cap	200,000	5.750%	10/15/2013	10/15/2018	175
					$(4,147)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during the year ended December 31, 2014 (in thousands):

		Fair Value of
	Interest Expense	Mortgage Loans	Interest Rate Swap
50 basis point increase	$2,625	$(25,265)	$4,837
50 basis point decrease	(841)	25,775	(4,918)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap agreements as of December 31, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Brookfield DTLA Fund Office Trust Investor Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 30, 2015

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except share amounts)
ASSETS
Investments in real estate:
Land	$229,555	$229,039
Buildings and improvements	2,155,040	2,141,821
Tenant improvements	234,827	187,005
	2,619,422	2,557,865
Less: accumulated depreciation	(189,108)	(121,612)
Investments in real estate, net	2,430,314	2,436,253

Cash and cash equivalents	125,004	196,071
Restricted cash	47,118	22,797
Rents, deferred rents and other receivables, net	74,332	53,306
Intangible assets, net	125,827	157,088
Deferred charges, net	63,825	61,371
Prepaid and other assets	11,516	19,310
Total assets	$2,877,936	$2,946,196

LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Mortgage loans, net	$2,111,135	$1,885,605
Accounts payable and other liabilities	85,125	60,637
Due to affiliates, net	2,749	35,615
Intangible liabilities, net	37,725	44,801
Total liabilities	2,236,734	2,026,658

Commitments and Contingencies (See Note 14)

Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2014 and 2013	357,649	339,101
Noncontrolling Interests:
Series A-1 preferred interest	331,871	314,658
Senior participating preferred interest	50,080	257,780
Total mezzanine equity	739,600	911,539
Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2014 and 2013	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(137,339)	(89,177)
Accumulated other comprehensive (loss) income	(2,066)	480
Noncontrolling interest – Series B common interest	(150,703)	(95,014)
Total stockholders’ (deficit) equity	(98,398)	7,999
Total liabilities and (deficit) equity	$2,877,936	$2,946,196

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Rental income	$152,372	$78,031	$51,815
Tenant reimbursements	95,931	40,933	28,041
Parking	33,774	16,531	10,143
Interest and other	12,084	3,227	2,918
Total revenue	294,161	138,722	92,917
Expenses:
Rental property operating and maintenance	100,264	47,454	33,346
Real estate taxes	38,340	14,604	8,579
Parking	7,411	3,977	2,690
Other expense	3,325	9,096	1,191
Depreciation and amortization	105,058	46,682	29,013
Interest	92,755	32,183	17,850
Total expenses	347,153	153,996	92,669

Net (loss) income	(52,992)	(15,274)	248
Net (income) attributable to TRZ Holdings IV LLC	—	(2,335)	(248)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(17,213)	—	—
Series A-1 preferred interest – cumulative dividends	—	(3,586)	—
Series A-1 preferred interest – redemption measurement adjustment	—	(76,305)	—
Senior participating preferred interest – current dividends	(10,044)	—	—
Senior participating preferred interest – cumulative dividends	—	(3,500)	—
Senior participating preferred interest – redemption measurement adjustment	(2,256)	—	—
Series B common interest – allocation of net loss	52,891	97,934	—
Net loss attributable to Brookfield DTLA	(29,614)	(3,066)	—
Series A preferred stock – current dividends	(18,548)	—	—
Series A preferred stock – cumulative dividends	—	(3,864)	—
Series A preferred stock – redemption measurement adjustment	—	(82,247)	—
Net loss available to common interest holders of Brookfield DTLA	$(48,162)	$(89,177)	$—

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)

Net (loss) income	$(52,992)	$(15,274)	$248

Other comprehensive (loss) income:
Derivative transactions:
Derivative holding (losses) gains	(5,344)	1,007	—

Comprehensive (loss) income	(58,336)	(14,267)	248
Comprehensive (income) attributable to TRZ Holdings IV LLC	—	(2,335)	(248)
Comprehensive loss attributable to noncontrolling interests	26,176	14,016	—
Comprehensive (loss) available to common interest holders of Brookfield DTLA	$(32,160)	$(2,586)	$—

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	TRZ Holdings IV LLC’s Interest	Accumu- lated Other Compre-hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity (Deficit)
	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2011	—	$—	$—	$—	$477,751	$—	$—	$477,751
Net income attributable to TRZ Holdings IV LLC					248			248
Contributions from TRZ Holdings IV LLC, net					30,704			30,704
Balance, December 31, 2012	—	—	—	—	508,703	—	—	508,703
Net (loss) income				(3,066)	2,335		(14,543)	(15,274)
Other comprehensive income						480	527	1,007
Contributions from TRZ Holdings IV LLC, net					5,402			5,402
Non-cash distribution to TRZ Holdings IV LLC					(25,000)			(25,000)
Exchange of predecessor equity					(491,440)		2,393	(489,047)
Issuance of common stock, net of offering costs	1,000	—	191,710					191,710
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(86,111)			(83,391)	(169,502)
Balance, December 31, 2013	1,000	—	191,710	(89,177)	—	480	(95,014)	7,999
Net loss				(29,614)			(23,378)	(52,992)
Other comprehensive loss						(2,546)	(2,798)	(5,344)
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(18,548)			(29,513)	(48,061)
Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$—	$(2,066)	$(150,703)	$(98,398)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(52,992)	$(15,274)	$248
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	105,058	46,682	29,013
Provision for doubtful accounts	24	357	—
Amortization of below-market leases/ above-market leases	(3,059)	(5,321)	(2,159)
Straight-line rent amortization	(15,849)	(8,541)	(6,426)
Deemed contribution from Brookfield DTLA Holdings for costs related to the acquisition of MPG	—	6,314	—
Amortization of tenant inducements	1,209	987	804
Amortization of debt discounts	5,042	799	610
Amortization of deferred financing costs	1,007	152	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(6,409)	(5,422)	(840)
Due to (from) affiliates, net	(13,712)	—	(1,870)
Deferred charges	(12,832)	(7,323)	(4,206)
Prepaid and other assets	6,787	(10,757)	(2,805)
Accounts payable and other liabilities	8,688	(4,861)	2,790
Net cash provided by (used in) operating activities	22,962	(2,208)	15,159
Cash flows from investing activities:
Acquisition of MPG	—	(189,202)	—
Cash acquired in acquisition of MPG	—	155,685	—
Expenditures for improvements to real estate	(43,729)	(24,297)	(40,989)
(Increase) decrease in restricted cash	(24,321)	17,946	—
Net cash used in investing activities	(68,050)	(39,868)	(40,989)
Cash flows from financing activities:
Proceeds from mortgage loans	435,000	475,000	—
Principal payments on mortgage loans	(214,512)	(441,364)	(6,679)
(Distributions to) contributions from Brookfield DTLA Holdings	(220,000)	189,202	—
Contributions from TRZ Holdings IV LLC, net	—	5,402	30,704
Due to affiliates	(25,000)	12,400	—
Financing fees paid	(1,467)	(4,366)	—
Offering costs	—	(3,834)	—
Net cash (used in) provided by financing activities	(25,979)	232,440	24,025
Net change in cash and cash equivalents	(71,067)	190,364	(1,805)
Cash and cash equivalents at beginning of year	196,071	5,707	7,512
Cash and cash equivalents at end of year	$125,004	$196,071	$5,707

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$86,990	$26,337	$17,256

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A preferred stock in connection with the acquisition of MPG	$—	$252,990	$—
Issuance of note to TRZ Holdings IV LLC	—	25,000	—
Accrual for deferred leasing costs	2,585	3,844	1,120
Accrual for real estate improvements	18,588	7,074	2,992
(Decrease) increase in fair value of interest rate swap, net	(5,344)	1,007	—

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

MPG Acquisition

On October 15, 2013, Brookfield DTLA completed the acquisition of MPG (the “merger”) pursuant to the terms of the Merger Agreement. As part of the transaction, MPG was contributed to New OP in exchange for a preferred interest in New OP. See Note 3 “Acquisition of MPG Office Trust, Inc.” In addition to BOA Plaza and EY Plaza, Brookfield DTLA now owns Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which are Class A office properties located in the LACBD that were formerly owned by MPG.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Predecessor Entities

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the contribution of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) constitute a transaction between entities under common control. A combination between entities that already share the same parent is not considered a business combination because there is no change in control at the parent level. Accordingly, the operations of the Predecessor Entities contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented and the assets and liabilities of BOA Plaza and EY Plaza were recorded at the carrying values reflected in the books and records of 333 South Hope and EYP Realty. As such, no gain or loss has been recorded in the consolidated statement of operations for the year ended December 31, 2013 due to this transaction. As a result of the transaction, TRZ’s interest in the Predecessor Entities was exchanged for a preferred and common interest in New OP and a preferred interest in DTLA OP. As a result of certain redemption features in the preferred instruments, these instruments have been classified in the consolidated balance sheet as mezzanine equity. See Note 6 “Mezzanine Equity.”

As used in these consolidated and combined financial statements and related notes, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to the combination of Brookfield DTLA Fund Office Trust Investor Inc. and the Predecessor Entities.

Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with GAAP. The consolidated balance sheets as of December 31, 2014 and 2013 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. The accompanying consolidated and combined statements of operations for the year ended December 31, 2013 include the accounts of the Predecessor Entities on a combined basis from January 1, 2013 through October 15, 2013 (the date of the merger); and the consolidated accounts of Brookfield DTLA from October 15, 2013 (the date of the merger) through December 31, 2013. The accompanying combined statements of operations

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

for the year ended December 31, 2012 include the accounts of the Predecessor Entities on a combined basis. All intercompany transactions have been eliminated in consolidation and combination as of and for the years ended December 31, 2014, 2013 and 2012.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long‑lived assets and fair value of debt. Actual results could ultimately differ from such estimates.

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

In August 2014, the FASB issued ASU 2014-15. Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

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

The value of the acquired above-market and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income in the consolidated and combined statements of operations over the remaining term of the associated lease. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in‑place leases is included in depreciation and amortization in the consolidated and combined statements of operations.

Investments in Real Estate—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight-line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Building improvements are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, which range from 7 years to 13 years. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the consolidated and combined statements of operations on a straight-line basis over the shorter of the useful life or the applicable lease term.

Depreciation expense related to investments in real estate during the years ended December 31, 2014, 2013 and 2012 was $67.5 million, $29.1 million and $19.3 million, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2014 and 2013.

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

Rents, Deferred Rents and Other Receivables, Net—

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable in the consolidated balance sheet. Brookfield DTLA evaluates its deferred rents receivable to consider if an allowance is necessary.

Rents, deferred rents and other receivables, net also includes any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements and are presented in the consolidated balance sheet net of accumulated amortization totaling $3.9 million and $2.7 million as of December 31, 2014 and 2013, respectively. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the consolidated and combined statements of operations.

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts in the consolidated balance sheet for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The allowance for doubtful accounts for Brookfield DTLA totaled $0.4 million and $0.4 million as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, Brookfield DTLA recorded provisions for doubtful accounts of $24 thousand and $0.4 million, respectively. There was no provision for doubtful accounts recorded during the year ended December 31, 2012.

Due (to) from Affiliates, Net—

Amounts due to/from affiliates, net consist of related party receivables and payables from affiliates of BPO for advances made primarily for trade purposes. These amounts are due on demand and are non‑interest bearing.

Brookfield DTLA was indebted to BOP Management Inc. under a $25.0 million promissory note, which was included in due to affiliates, net in the consolidated balance sheet as of December 31, 2013.

During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property. See Note 12 “Related Party Transactions.”

Deferred Charges, Net—

Leasing costs, primarily commissions related to leasing activities, are deferred and are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $28.3 million and $17.9 million as of December 31, 2014 and 2013, respectively. Deferred leasing costs amortized on a straight-line basis over the terms of the related leases as part of depreciation and amortization in the consolidated and combined statements of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets include prepaid insurance, prepaid real estate taxes and other operating costs.

Mortgage Loans, Net—

Mortgage loans are presented in the consolidated balance sheet net of unamortized debt discounts totaling $6.9 million and $11.9 million as of December 31, 2014 and 2013, respectively.

Debt discounts totaling $5.0 million, $0.8 million and $0.6 million were amortized during the years ended December 31, 2014, 2013 and 2012, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and were included as part of interest expense in the consolidated and combined statements of operations.

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

Brookfield DTLA has made no provision for income taxes in its consolidated and combined financial statements for the years ended December 31, 2014, 2013 and 2012. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits of December 31, 2014 and 2013, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. Brookfield DTLA’s 2013 tax year remains open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The Predecessor Entities’ 2010, 2011 and 2012 tax years as well as the Predecessor Entities’ short tax period ended October 15, 2013 remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Derivative Financial Instruments—

Brookfield DTLA uses interest rate swap and cap contracts to manage risk from fluctuations in interest rates as well as to hedge anticipated future financing transactions. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Company believes these agreements are with counterparties who are creditworthy financial institutions.

Brookfield DTLA adheres to the provisions of ASC Subtopic 815-10-15, Derivatives and Hedging (“ASC 815-10-15”). ASC 815-10-15 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges, or that do not meet the hedge accounting criteria in ASC 815-10-15, are required to be reported through the statement of operations. Brookfield DTLA has elected to designate its interest rate swap as a cash flow hedge.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The acquisition of MPG is being accounted for in accordance with ASC Topic 805, Business Combinations. Brookfield DTLA recognized the assets and liabilities of MPG at fair value in its consolidated balance sheet as of October 15, 2013. The following is the final fair value assigned to the identified assets acquired and liabilities assumed (in millions):

Purchase price	$442
Identified Assets Acquired:
Investments in real estate	$1,685
Cash and cash equivalents	156
Restricted cash	41
Rents, deferred rents and other receivables	3
Intangible assets	142
Deferred charges	32
Prepaid and other assets	2
Liabilities Assumed:
Mortgage loans	(1,532)
Accounts payable and other liabilities	(47)
Intangible liabilities	(40)
Total identified assets acquired, net	442
Residual amount	$—

Brookfield DTLA incurred acquisition and transaction-related costs of $6.8 million, which are included in other expense in the consolidated statement of operations for the year ended December 31, 2013. Of that amount, $6.3 million was paid by Brookfield DTLA Holdings and was treated as a contribution in the consolidated statement of stockholders’ equity for the year ended December 31, 2013. No transaction costs were incurred during the year ended December 31, 2012.

Pro Forma Financial Information

The results of operations of MPG are included in the consolidated statement of operations from October 15, 2013 (the date of acquisition). During the year ended December 31, 2013, Brookfield DTLA recorded $38.8 million of total revenue and $16.4 million of net loss generated by the properties acquired from MPG.

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

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Intangible Assets
In-place leases	$110,519	$110,380
Tenant relationships	46,248	46,248
Above-market leases	39,936	38,913
	196,703	195,541
Accumulated amortization	(70,876)	(38,453)
Intangible assets, net	$125,827	$157,088

Intangible Liabilities
Below-market leases	$76,344	$76,438
Accumulated amortization	(38,619)	(31,637)
Intangible liabilities, net	$37,725	$44,801

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Rental income	$3,059	$5,321	$2,159
Depreciation and amortization expense	26,872	10,111	5,745

As of December 31, 2014, the estimate of the amortization/accretion of intangible assets and liabilities during the next five years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2015	$16,652	$8,776	$7,457
2016	13,879	7,896	6,597
2017	10,776	5,701	5,944
2018	7,787	4,600	4,176
2019	6,526	4,363	3,515
Thereafter	20,926	17,945	10,036
	$76,546	$49,281	$37,725

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 5—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2014	December 31, 2013
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.96%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.86%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.41%	35,000	—
Total variable-rate loans			525,000	490,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			710,000	675,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	—
Total fixed-rate debt			1,408,000	1,008,000

Debt Refinanced:
BOA Plaza			—	170,191
BOA Plaza			—	44,321
Total debt refinanced			—	214,512
Total debt			2,118,000	1,897,512
Debt discounts			(6,865)	(11,907)
Total debt, net			$2,111,135	$1,885,605
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

(3)
This loan bears interest at LIBOR plus 2.25%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(4)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The weighted average interest rate of our debt was 4.17% as of December 31, 2014 and 4.36% as of December 31, 2013.

As of December 31, 2014, our debt to be repaid during the next five years and thereafter is as follows (in thousands):

2015	$311
2016	751,831
2017	589,026
2018	204,232
2019	4,449
Thereafter	568,151
$2,118,000

As of December 31, 2014, $220.0 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, $200.0 million is locked out from prepayment until November 1, 2015, and $400.0 million locked out from defeasance until September 30, 2016.

Secured Debt Financing during 2014

On September 10, 2014, Brookfield DTLA completed a $35.0 million mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $34.6 million, which will be used for general corporate purposes, including the repayment of Brookfield DTLA’s $25.0 million intercompany loan with BOP Management Inc. See Note 12 “Related Party Transactions—Intercompany Loan.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Mortgage Loan Refinancings during 2014

On August 7, 2014, Brookfield DTLA Holdings refinanced the mortgage loans secured by the BOA Plaza office property and received net proceeds totaling $399.4 million, of which $211.8 million was used to repay the mortgage loans that previously encumbered the property and $7.7 million was used to fund the loan reserves discussed below, with the remaining $179.9 million to be used for general corporate purposes, including a $150.0 million cash distribution from Brookfield DTLA to Brookfield DTLA Holdings to the holders of the senior preferred participating interest. See Note 6 “Mezzanine Equity—Senior Participating Preferred Interest.”

The new $400.0 million mortgage loan bears interest at a fixed rate equal to 4.05%, matures on September 1, 2024, and requires the payment of interest-only until maturity. The mortgage loan can be defeased beginning on September 30, 2016 until March 1, 2024, after which the loan can be repaid in full without penalty.

In connection with the refinancing, Brookfield DTLA Holdings was required to fund a $4.2 million tax reserve, a $3.0 million tenant improvement and leasing commission reserve, and a $0.5 million rent concession reserve at closing.

Mortgage Loans Assumed in Connection with the MPG Acquisition in 2013

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

In connection with the loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April and October 2014, respectively. The remaining $2.5 million will be paid in installments of $1.25 million in each of April and October 2015. The collateral reserve is included as part of restricted cash in the consolidated balance sheet.

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

In connection with tax indemnification agreements entered into with MPG Office, L.P. prior to the acquisition of MPG by Brookfield DTLA, Robert F. Maguire III, certain entities owned or controlled by Mr. Maguire, and other contributors to MPG at the time of its initial public offering guaranteed a portion of the Wells Fargo Center–North Tower and Gas Company Tower mortgage loans. As of December 31, 2014 and 2013, $591.8 million of these loans is subject to such guarantees.

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

Mortgage Loan Refinancings during 2013

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

EY Plaza—

On November 27, 2013, Brookfield DTLA Holdings refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $183.3 million, of which $99.5 million was used to repay the mortgage loan that previously encumbered the property with the remaining $83.8 million to be used for general corporate purposes, including a $70.0 million cash distribution from Brookfield DTLA to Brookfield DTLA Holdings to the holders of the senior preferred participating interest. See Note 6 “Mezzanine Equity—Senior Participating Preferred Interest.”

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

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.1 billion as of December 31, 2014 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to the “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of the loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2014 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.70 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.56 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 6—Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of December 31, 2014 and 2013 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Senior Participating Preferred Interest” below for a discussion of the distributions paid related to the senior participating preferred interest during 2014.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2014 and 2013. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

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

As of December 31, 2014 and 2013, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

The fair value of the 9,730,370 shares of Series A preferred stock issued by the Company on October 15, 2013 in connection with the merger with MPG was based on an estimate of fair value of $26.00 per share. The valuation was based on available trading information for the MPG Preferred Stock and the Company’s Series A preferred stock on the day prior to and subsequent to the transaction, respectively.

No dividends were declared on the Series A preferred stock during the years ended December 31, 2014 and 2013. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of December 31, 2014, the cumulative amount of unpaid dividends totals $114.4 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of December 31, 2014, the Series A preferred stock is reported at its redemption value of $357.6 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through December 31, 2014.

Series A-1 Preferred Interest

On October 15, 2013, New OP issued a Series A-1 preferred interest to Brookfield DTLA Holdings or wholly owned subsidiaries of Brookfield DTLA Holdings with a stated value of $225.7 million in connection with the formation of Brookfield DTLA and the MPG acquisition.

The Series A-1 preferred interest has mirror rights to the Series A preferred interests issued by New OP, which are held by a wholly owned subsidiary of Brookfield DTLA, but only with respect to their respective preferred liquidation preferences, and share pro rata with 48.13% to the Series A-1 preferred interest and 51.87% to the Series A preferred interest based on their current liquidation preferences in accordance with their respective preferred liquidation preferences in distributions from New OP, until their preferred liquidation preferences have been reduced to zero. Thereafter, distributions will be made 47.66% to the Series A preferred interest and 52.34% to the Series B preferred interest, which is held by Brookfield DTLA Holdings. The economic terms of the Series A preferred stock mirror those of the New OP Series A preferred interests, including distributions in respect of the preferred liquidation preference.

As of December 31, 2014, the Series A-1 preferred interest is reported at its redemption value of $331.9 million calculated using its liquidation value of $225.7 million plus $106.2 million of accumulated and unpaid dividends on such Series A-1 preferred interest through December 31, 2014.

Senior Participating Preferred Interest

On October 15, 2013, DTLA OP issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP, which owns 333 South Hope and EYP Realty.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

BOA Plaza and EY Plaza were contributed to DTLA OP, directly and indirectly, by Brookfield DTLA in connection with the merger. As of the merger date, these properties had a leverage ratio that was lower than the leverage ratio of the MPG properties acquired, as well as the target leverage ratio that the Company’s management sought to achieve for its properties, as they were refinanced, of approximately 60% to 65%. The size of the preferred interest component of the senior participating preferred interest issued to Brookfield DTLA was based, in part, on the expected net proceeds from the refinancing of the properties owned by 333 South Hope (which holds BOA Plaza) and EYP Realty (which holds EY Plaza) at a leverage ratio in this range and represented a portion of the approximately $595 million fair market value as of the merger date of BOA Plaza and EY Plaza, reduced by the outstanding principal balances of the mortgage loans secured by BOA Plaza and EY Plaza and the $25.0 million promissory note due to BOP Management Inc.

On March 21, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $70.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $7.3 million in settlement of preferred dividends on the senior participating preferred interest through March 21, 2014 and a return of investment of $62.7 million using proceeds generated by the refinancing of EY Plaza.

On August 28, 2014, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $150.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $5.5 million in settlement of preferred dividends on the senior participating preferred interest through August 28, 2014 and a return of investment of $144.5 million using proceeds generated by the refinancing of BOA Plaza.

As of December 31, 2014, the senior participating preferred interest is reported at its redemption value of $50.1 million calculated using the value of the preferred and participating interests totaling $49.3 million plus $0.8 million of accumulated and unpaid dividends on the preferred interest through December 31, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2012	—	$—	$—	$—	$—
Issuance of Series A preferred stock	9,730,370	252,990			252,990
Issuance of Series A-1 preferred interest			234,767		234,767
Issuance of senior participating preferred interest				254,280	254,280
Cumulative dividends		3,864	3,586	3,500	10,950
Redemption measurement adjustment		82,247	76,305		158,552
Balance, December 31, 2013	9,730,370	339,101	314,658	257,780	911,539
Current dividends		18,548	17,213	10,044	45,805
Redemption measurement adjustment				2,256	2,256
Cash distributions				(220,000)	(220,000)
Balance, December 31, 2014	9,730,370	$357,649	$331,871	$50,080	$739,600

Note 7—Stockholders’ (Deficit) Equity

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share.

On April 24, 2013, Brookfield DTLA received an initial contribution of $1,000 from Brookfield DTLA Holdings in exchange for 1,000 shares of Brookfield DTLA common stock. An additional $27,000 was contributed by Brookfield DTLA Holdings during 2013. As of December 31, 2014 and 2013, 1,000 shares of common stock were outstanding. No dividends were declared on the common stock during the years ended December 31, 2014 and 2013.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest and senior participating preferred interest consist of equity interests of New OP and DTLA OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented in mezzanine equity in the consolidated balance sheet. See Note 6 “Mezzanine Equity.”

Stockholders’ Equity Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the consolidated balance sheet as noncontrolling interest.

Note 9—Accumulated Other Comprehensive (Loss) Income

A summary of the change in accumulated other comprehensive (loss) income related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,007	$—	$—
Other comprehensive (loss) gain before reclassifications	(5,344)	1,007	—
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) gain	(5,344)	1,007	—
Balance at end of year	$(4,337)	$1,007	$—

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2014	$(4,337)	$—	$(4,337)	$—
December 31, 2013	1,007	—	1,007	—
December 31, 2012	—	—	—	—

Interest rate caps at:
December 31, 2014	$190	$—	$190	$—
December 31, 2013	1,600	—	1,600	—
December 31, 2012	—	—	—	—

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	December 31, 2014	December 31, 2013
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(4,337)	$1,007

The interest rate swap liability as of December 31, 2014 is included in accounts payable and other liabilities in the consolidated balance sheet, while the interest rate swap asset as of December 31, 2013 is included in prepaid and other assets in the consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A summary of the effect of derivative financial instruments reported in the consolidated and combined financial statements is as follows (in thousands):

	Amount of (Loss) Gain Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2014	$(5,344)	$—
December 31, 2013	1,007	—
December 31, 2012	—	—

Interest Rate Swap—

As of December 31, 2014 and 2013, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage agreements with the following notional amounts (in thousands):

	December 31, 2014	December 31, 2013
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	December 31, 2014	December 31, 2013
Estimated fair value	$2,133,158	$1,890,436
Carrying amount	2,118,000	1,897,512

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Intercompany Loan

Brookfield DTLA was indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013. The note bore interest at 3.25%. For the years ended December 31, 2014 and 2013, the Company accrued $0.6 million and $0.2 million of interest expense, respectively, related to this note. Given the short-term nature of this instrument, fair value was determined to approximate carrying value as of December 31, 2013.

During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements, which are included in rental property operating and maintenance expense in the consolidated and combined statements of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Property management fee expense	$8,135	$3,667	$2,670
Asset management fee expense	6,109	1,320	—
General, administrative and reimbursable expenses	2,509	1,190	1,278
Leasing and construction management fees	3,626	786	1,137

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance for California properties. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

Prior to their expiration, which became effective on April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

Insurance premiums for Brookfield DTLA are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement, which are included in rental property operating and maintenance expense in the consolidated and combined statements of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Insurance expense	$8,466	$4,949	$4,664

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 13—Rental Income

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2015 to 2033. The future minimum rental income (on a non-straight-line basis) to be received under noncancelable tenant operating leases in effect as of December 31, 2014 is as follows (in thousands):

2015	$133,021
2016	132,017
2017	130,626
2018	116,079
2019	106,995
Thereafter	471,958
$1,090,696

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. During the years ended December 31, 2013 and 2012, one tenant, The Capital Group Companies, accounted for more than 10% of our consolidated and combined rental income and tenant reimbursements revenue. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the year ended December 31, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2013 and 2012, BOA Plaza and EY Plaza each contributed more than 10% of Brookfield DTLA’s consolidated and combined revenue. The revenue generated by these properties totaled 72% and 100% of Brookfield DTLA’s consolidated and combined revenue during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2014, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue.

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

Merger-Related Litigation—

Following the announcement of the execution of the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), seven putative class actions were filed against Brookfield Office Properties Inc. (“BPO”), Brookfield DTLA, Brookfield DTLA Holdings LLC, Brookfield DTLA Fund Office Trust Inc., Brookfield DTLA Fund Properties (collectively, the “Brookfield Parties”), MPG Office Trust, Inc., MPG Office, L.P., and the members of MPG Office Trust, Inc.’s board of directors. Five of these lawsuits were filed on behalf of MPG Office Trust, Inc.’s common stockholders: (i) two lawsuits, captioned Coyne v. MPG Office Trust, Inc., et al., No. BC507342 (the “Coyne Action”), and Masih v. MPG Office Trust, Inc., et al., No. BC507962 (the “Masih Action”), were filed in the Superior Court of the State of California in Los Angeles County (the “California State Court”) on April 29, 2013 and May 3, 2013, respectively; and (ii) three lawsuits, captioned Kim v. MPG Office Trust, Inc. et al., No. 24‑C-13-002600 (the “Kim Action”), Perkins v. MPG Office Trust, Inc., et al., No. 24-C-13-002778 (the “Perkins Action”) and Dell’Osso v. MPG Office Trust, Inc., et al., No. 24‑C-13-003283 (the “Dell’Osso Action”) were filed in the Circuit Court for Baltimore City, Maryland on May 1, 2013, May 8, 2013 and May 22, 2013, respectively (collectively, the “Common Stock Actions”). Two lawsuits, captioned Cohen v. MPG Office Trust, Inc. et al., No. 24-C-13-004097 (the “Cohen Action”) and Donlan v. Weinstein, et al., No. 24‑C-13-004293 (the “Donlan Action”), were filed on behalf of MPG Office Trust, Inc.’s preferred stockholders in the Circuit Court for Baltimore City, Maryland on June 20, 2013 and July 2, 2013, respectively (collectively, the “Preferred Stock Actions”).

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

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding (the “MOU”), regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000. After a hearing on June 4, 2014, the California State Court granted plaintiffs’ motion for final approval of the settlement and entered a Final Order and Judgment, awarding plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $475,000, which was paid by MPG Office LLC on June 18, 2014. BPO is seeking reimbursement for the settlement payment from MPG’s insurers.

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

Counsel for the parties have reached an agreement to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiffs’ counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. The agreement is subject to a number of conditions precedent, further documentation, and approval of the Maryland State Court, after notice to the class. The parties entered into a Memorandum of Understanding on March 30, 2015 memorializing the agreement to settle the Preferred Stock Actions, which has been filed with the Maryland State Court.

While the final outcome with respect to the Preferred Stock Actions cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations or liquidity of Brookfield DTLA.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 15—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2014
Revenue	$68,677	$74,358	$75,697	$75,429
Expenses	84,002	85,757	90,601	86,793
Net loss	(15,325)	(11,399)	(14,904)	(11,364)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(4,303)	(4,303)	(4,303)	(4,304)
Senior participating preferred interest – current dividends	(4,133)	(3,102)	(2,232)	(577)
Senior participating preferred interest – redemption measurement adjustment	(198)	(930)	(97)	(1,031)
Series B common interest – allocation of net loss	14,967	12,756	13,699	11,469
Net loss attributable to Brookfield DTLA	(8,992)	(6,978)	(7,837)	(5,807)
Series A preferred stock – current dividends	(4,637)	(4,637)	(4,637)	(4,637)
Net loss available to common interest holders of Brookfield DTLA	$(13,629)	$(11,615)	$(12,474)	$(10,444)

Year Ended December 31, 2013(1)
Revenue	$23,920	$25,124	$25,234	$64,444
Expenses	23,374	24,522	24,203	81,897
Net income (loss)	546	602	1,031	(17,453)
Net income attributable to TRZ Holdings IV LLC	(546)	(602)	(1,031)	(156)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – cumulative dividends	—	—	—	(3,586)
Series A-1 preferred interest – redemption measurement adjustment	—	—	—	(76,305)
Senior participating preferred interest – cumulative dividends	—	—	—	(3,500)
Series B common interest – allocation of net loss	—	—	—	97,934
Net loss attributable to Brookfield DTLA	—	—	—	(3,066)
Series A preferred stock – cumulative dividends	—	—	—	(3,864)
Series A preferred stock – redemption measurement adjustment	—	—	—	(82,247)
Net loss available to common interest holders of Brookfield DTLA	$—	$—	$—	$(89,177)
__________

(1)	On October 15, 2013, Brookfield DTLA completed the acquisition of MPG pursuant to the terms of the Merger Agreement. See Note 3 “Acquisition of MPG Office Trust, Inc.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 16—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2014 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (2)	Year Acquired (a) or Con- structed (c)
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments	Total (1)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$550,000	$41,024	$456,363	$19,134	$—	$41,024	$475,497	$516,521	$(18,488)	2013 (a)
BOA Plaza 333 S. Hope Street	400,000	54,163	354,422	43,430	—	54,163	397,852	452,015	(73,684)	2006 (a)
Wells Fargo Center– South Tower 355 S. Grand Avenue	290,000	21,231	401,149	9,598	—	21,231	410,747	431,978	(13,192)	2013 (a)
Gas Company Tower 525-555 W. Fifth Street	458,000	20,742	396,159	5,668	—	20,742	401,827	422,569	(11,222)	2013 (a)
EY Plaza (3) 725 S. Figueroa Street	220,000	47,385	286,982	104,372	—	47,385	391,354	438,739	(60,795)	2006 (a)
777 Tower 777 S. Figueroa Street	200,000	38,010	303,697	8,878	—	38,010	312,575	350,585	(11,727)	2013 (a)
Miscellaneous investments	—	7,000	—	15	—	7,000	15	7,015	—
	$2,118,000	$229,555	$2,198,772	$191,095	$—	$229,555	$2,389,867	$2,619,422	$(189,108)
__________

(1)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.8 billion as of December 31, 2014.

(2)
Depreciation in the consolidated and combined statements of operations is computed on a straight-line basis over the following estimated useful lives: buildings (60 years, with an estimated salvage value of 5%), building improvements (ranging from 7 years to 13 years), and tenant improvements (the shorter of the useful life or the applicable lease term).

(3)	Includes the mortgage loan encumbering the Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s and the Predecessor Entities’ investments in real estate and accumulated depreciation (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Investments in Real Estate
Balance at beginning of period	$2,557,865	$848,572	$821,648
Additions during period:
Acquisitions	—	1,685,375	—
Improvements	61,557	23,918	40,566
Deductions during period:
Other	—	—	(13,642)
Balance at close of period	$2,619,422	$2,557,865	$848,572

Accumulated Depreciation
Balance at beginning of period	$(121,612)	$(92,500)	$(86,804)
Additions during period:
Depreciation expense	(67,496)	(29,112)	(19,338)
Deductions during period:
Other	—	—	13,642
Balance at close of period	$(189,108)	$(121,612)	$(92,500)

Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Bryan K. Davis, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Schulman and Davis, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. Brookfield Office Properties Inc. (“BPO”), through Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, manages our operations and activities, and it, together with its board of directors and officers, makes decisions on our behalf. Our executive officers are employed by BPO and we do not directly or indirectly pay any compensation to them. BOP Management Inc. (“BOP”), an affiliate of BPO, is affiliated with the Company because certain subsidiaries of the Company have entered into arrangements with BOP, pursuant to which BOP provides property management and various other services to the Company.

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since
Bryan K. Davis	41	Chief Financial Officer	2013
Paul L. Schulman	46	President and Chief Operating Officer, U.S. Commercial Operations)	2014

Bryan K. Davis has held his principal occupation as Chief Financial Officer of BPO since 2007 and has served as a member of the board of directors since the Company was formed in April 2013.

Paul L. Schulman has served on the board of directors since November 2013 and was elected Chairman of the Board and appointed as President of the Company in August 2014 . Mr. Schulman was appointed Chief Operating Officer, U.S. Commercial Operations of BPO in 2009. Prior to this position, he served as Senior Vice President, Regional Head of the Washington, DC Region for BPO. He joined Trizec Properties, Inc. (which was acquired by BPO) in 1998 as Portfolio Manager for the Washington, DC and northern Virginia portfolios.

Directors of the Registrant

Our current board of director is as follows:

Name	Age	Position	Director Since
G. Mark Brown	50	Director (also Global Chief Investment Officer)	2013
Michelle L. Campbell	44	Director (also Vice President, Secretary)	2014
Alan Carr	45	Director	2014
Bryan K. Davis	41	Director (also Chief Financial Officer)	2013
Craig Perry	35	Director	2014
Paul L. Schulman	46	Director (also Chairman of the Board, President, and Chief Operating Officer, U.S. Commercial Operations)	2013
Robert L. Stelzl	70	Director	2014

G. Mark Brown has served on the board of directors since the Company was formed in April 2013. Mr. Brown was appointed Global Chief Investment Officer of BPO in July 2012. Previously he was Head of Global Strategic Initiatives and Finance of BPO, prior to which he was Senior Vice President, Strategic Initiatives and Finance of BPO since 2005. The board of directors nominated Mr. Brown to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Michelle L. Campbell has served on the board of directors since August 2014. Ms. Campbell has also served as Vice President and Secretary of the Company since the Company was formed April 2013 and has served in her principal occupation as Vice President, Counsel of BPO since 2007. The board of directors nominated Ms. Campbell to serve as a director based, among other factors, on her knowledge of the Company and her experience in legal matters and commercial real estate.

Alan Carr is an investment professional with 20 years of experience working from the principal and advisor side on complex, process-intensive financial situations. Mr. Carr is the founder of Drivetrain Advisors, a fiduciary services firm that supports the investment community in legally- and process‑intensive investments as a representative, director, or trustee. Prior to founding Drivetrain Advisors in 2013, Mr. Carr was a Managing Director at Strategic Value Partners, LLC (“Strategic Value Partners”), where he led financial restructurings for companies in North America and Europe, working in both the U.S. and Europe over nine years. Prior to joining Strategic Value Partners, Mr. Carr was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom. Mr. Carr currently serves on the board of directors of Tanker Investments Ltd., a specialized investment company organized under the laws of the Republic of the Marshall Island and traded on the Oslo Stock Exchange, which is focused on the oil tanker market, a position he has held since January 2014. On March 9, 2015, Mr. Carr was elected to the board of directors of Midstates Petroleum Company, Inc., an oil and gas exploration and production company that is traded on the New York Stock Exchange (“NYSE”). Mr. Carr currently does and has previously served on boards of a variety of companies in North America, Europe and Asia. Mr. Carr was nominated by holders of the Series A preferred stock to serve as a director and was elected to the board of directors on October 17, 2014 at the 2014 annual meeting of stockholders.

Bryan K. Davis has served on the board of directors since the Company was formed in April 2013. See “Executive Officers of the Registrant” for Mr. Davis’ biographical information. The board of directors nominated Mr. Davis to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Craig Perry is the Chief Executive Officer and founder of Haloroc Holdings Corporation, a private holding company with a focus on investing in the real estate, financial and energy markets. Prior to founding Haloroc, Mr. Perry was a Managing Director at Panning Capital from the firm's inception in October 2012 until June 2014. From 2008 to 2012, Mr. Perry was a founding partner at Sabretooth Capital Partners, an investment management firm, and served as the co-portfolio manager of Sabretooth’s event-driven and macro investment team. Previously, Mr. Perry held positions at Swiss Re Financial Products Corporation and Credit Suisse Group as a portfolio manager with a focus on equities and distressed credit. Mr. Perry began his career as an analyst at King Street Capital Management. Mr. Perry is a board member of Cortland Partners, a private multifamily real estate firm with over 25,000 units under management. Mr. Perry holds a Bachelor of Arts in Economics from Princeton University. Mr. Perry was nominated by holders of the Series A preferred stock to serve as a director and was elected to the board of directors on October 17, 2014 at the 2014 annual meeting of stockholders.

Paul L. Schulman has served on the board of directors since November 2013 and was elected Chairman of the Board in August 2014. See “Executive Officers of the Registrant” for Mr. Schulman’s biographical information. The board of directors nominated Mr. Schulman to serve as a director and Chairman based, among other factors, on his knowledge of the Company, leadership capabilities and his experience in commercial real estate.

Robert L. Stelzl has served on the board of directors since January 2014. Mr. Stelzl is a private real estate investor and investment manager. In 2003, he retired from Colony Capital, LLC, a global real estate private equity investor, after 14 years as a principal and member of the Investment Committee. The board of directors nominated Mr. Stelzl to serve as a director based, among other factors, on his experience in commercial real estate.

Board Leadership Structure and Risk Oversight

The Second Amended and Restated Bylaws give the board of directors the flexibility to determine whether the roles of principal executive officer and Chairman of the Board should be held by the same person or two separate individuals. The board of directors determined that having one person serve as both principal executive officer and Chairman of the Board is in the best interest of the Company’s stockholders. We believe this structure makes the best use of the principal executive officer’s extensive knowledge of the Company and fosters real-time communication between management and the board of directors. Currently, Mr. Schulman serves as Chairman of the Board and President of the Company since August 2014 and is considered our principal executive officer.

The board of directors is actively involved in overseeing Brookfield DTLA’s risk management. Under our Corporate Governance Guidelines, the board of directors is responsible for assessing the major risks facing the Company and its business and approving and monitoring appropriate systems to manage those risks. Under its charter, the Audit Committee is responsible for reviewing and approving the Company’s policies with respect to risk assessment and management, particularly financial risk exposure, and discussing with management the steps taken to monitor and control risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our executive officers and directors, and beneficial owners of more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership of such securities with the U.S. Securities and Exchange Commission (“SEC”). Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2014, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except as follows: due to inadvertence by the Company, the following director of the Company was late in filing a Form 3 with respect to his ownership of Series A preferred stock upon his appointment to the board of directors: Robert L. Stelzl. The required form was filed on April 24, 2014.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during 2014.

Board Governance Documents

The board of directors maintains a charter for its Audit Committee, has adopted written policies regarding the Approval of Audit and Non-Audit Services Provided by the External Auditor and has adopted Corporate Governance Guidelines. The board of directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of Brookfield Asset Management Inc. (“BAM”), each applicable to the directors, officers and employees of BAM and its subsidiaries. Brookfield DTLA is an indirect subsidiary of BAM. These documents are available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Vice President and Secretary, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Currently, Mr. Stelzl is chair and Mr. Perry is a member of the Audit Committee. Each of Messrs. Stelzl and Perry is an independent director. Mr. Stelzl has served on the Audit Committee since his election to the board of directors on January 20, 2014, and he was appointed chair on March 27, 2014. Mr. Perry was appointed to serve on the Audit Committee on November 11, 2014. Prior to Mr. Perry’s appointment, Edward J. Ratinoff served on the Audit Committee from its formation on October 15, 2013 in connection with the consummation of the acquisition of MPG by Brookfield DTLA and the listing of the Series A preferred stock on the NYSE until October 17, 2014 when his service on the board of directors ended when he did not stand for re-election.

The composition of the Audit Committee meets NYSE requirements for a special purpose entity, including the requirements dealing with financial literacy and financial sophistication. As a special purpose entity under NYSE Rules, the board of directors is not required to determine whether any members of the Audit Committee qualify as an “audit committee financial expert” as defined by the SEC. Each of Mr. Perry and Mr. Stelzl satisfies the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

Our Chief Executive Officer has filed his annual certification with the NYSE for 2014, as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal accounting officer are filed with the Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. BPO, through DTLA Holdings, manages our operations and activities, and it, together with its board of directors and officers, makes decisions on our behalf. Our executive officers are employed by BPO and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by BPO and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by BPO and its parent company. We have not established any employee benefit plans or entered into any employment agreements with any of our executive officers.

BPO determines the total compensation paid to our executive officers. In determining this compensation, BPO considers, among other things, BPO’s business, results of operations and financial condition taken as a whole. For a detailed discussion of the objectives of BPO’s compensation program, the elements of its compensation program and how compensation is determined, please refer to BPO’s most recently filed Annual Information Form which is available on BPO’s website at www.brookfieldofficeproperties.com under the heading “Investors—Financial Reports & Shareholder Information—Annual Information Form.”

Compensation of Directors

The following table summarizes the compensation earned by each of our current and former independent directors during the fiscal year ended December 31, 2014:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(g)
Alan Carr (3)	25,755	25,755
Robert M. Deutschman (4)	99,245	99,245
Craig Perry (3)	26,786	26,786
Edward J. Ratinoff (4)	103,214	103,214
__________

(1)	Each non-independent member of the board of directors does not receive any additional compensation from the Company for his or her services as a director.

(2)	Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2014 for annual retainer fees, committee fees and/or chair fees.

(3)	Messrs. Carr and Perry were elected to the board of directors by holders of the Series A preferred stock on October 17, 2014.

(4)	Messrs. Deutschman and Ratinoff did not stand for re-election to the board of directors at the Company’s 2014 annual meeting of stockholders. Their terms as directors ended on October 17, 2014.

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
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 27, 2015, DTLA Holdings owns 100% of the issued and outstanding shares of the Company’s common stock.

Series A Preferred Stock

Based on our review of all forms filed by holders of Series A preferred stock with the SEC with respect to ownership of shares of Series A preferred stock and other information, as of March 27, 2015, set forth below is a table that shows how much of our Series A preferred stock was beneficially owned on March 27, 2015, by each person known to us to beneficially own more than 5% of our Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
(a)	(b)	(c)
Panning Capital Management, LP (2) 510 Madison Avenue Suite 2400 New York, NY 10022	914,375	9.40%
__________

(1)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 27, 2015.

(2)
Information regarding Panning Capital Management LP (“Panning”) was obtained from a Schedule 13D, filed with the SEC by Panning on July 24, 2014. Panning reported that, at July 22, 2014, the following entities and natural persons possessed shared power to vote, and shared power to direct the disposition of, the respective amount of shares that follow: Panning–914,375; Panning Holdings GP, LLC–914,375; William M. Kelly–914,375; Kiernan W. Goodwin–914,375; and Franklin S. Edmonds–914,375.

Security Ownership of our Directors and Executive Officers

None of our directors or executive officers own any shares of capital stock of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

Under Brookfield DTLA’s Corporate Governance Guidelines, each director is required to inform the board of directors of any potential or actual conflicts, or what might appear to be a conflict of interest he or she may have with the Company. If a director has a personal interest in a matter before the board of directors or a committee, he or she must not participate in any vote on the matter except where the board of directors or the committee has expressly determined that it is appropriate for him or her to do so. Under BAM’s Code of Business Conduct and Ethics, officer and employee conflicts of interest are generally prohibited as a matter of Company policy.

Intercompany Loan

Brookfield DTLA was indebted to BOP Management Inc. under a $25.0 million promissory note dated October 11, 2013. The note bore interest at 3.25%. For the years ended December 31, 2014 and 2013, the Company accrued $0.6 million and $0.2 million of interest expense, respectively, related to this note.

During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP Management Inc., an affiliate of BPO. The MPG properties entered into similar arrangements with BOP Management Inc. after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Property management fee expense	$8,135	$3,667	$2,670
Asset management fee expense	6,109	1,320	—
General, administrative and reimbursable expenses	2,509	1,190	1,278
Leasing and construction management fees	3,626	786	1,137

Insurance Agreements

Brookfield DTLA’s properties are covered under an insurance policy entered into by BPO that provides all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $300.0 million of earthquake insurance for California properties. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

Prior to their expiration, which became effective on April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

Insurance premiums for Brookfield DTLA are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Insurance expense	$8,466	$4,949	$4,664

Director Independence

Because the Series A Preferred Stock is the only publicly listed security of the Company, the Company is a special purpose entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special purpose entity exemption” with respect to certain independence requirements. Of the Company’s seven directors, three are currently independent of management and of DTLA Holdings and BPO. The board of directors has adopted independence standards as part of its Corporate Governance Guidelines, which is available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.”

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE Rules and our Corporate Governance Guidelines, on March 26, 2015 the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Alan Carr
Craig Perry
Robert L. Stelzl

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP:

	For the Year Ended December 31,
	2014	2013
Audit fees (1)	$651,500	$805,000
Audit-related fees (2)	—	753,000
Tax fees (3)	—	449,000
All other fees	—	—
	$651,500	$2,007,000
__________

(1)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated and combined financial statements, audits of the Company’s subsidiaries required for statute or otherwise, the performance of interim reviews of the Company’s quarterly unaudited consolidated and combined financial statements and the performance of an interim review of the Company’s combined financial statements for the quarterly period ended September 30, 2013.

(2)	Audit-related fees consist of fees for reviews of filings or registration statements under the Securities Act of 1933 or the Exchange Act during 2013.

(3)
Tax fees include fees for tax compliance and advisory services provided by Deloitte Tax LLP including tax advisory services in connection with the IRS audit, tax compliance services related to U.S. federal, state, and local tax returns, and tax advisory services for federal, foreign, state and local tax matters, post-merger tax consulting and compliance services related to the acquisition of MPG Office Trust, Inc. during 2013.

Pre-approval Policies and Procedures

The Company has adopted written policies that provide that the Audit Committee is to pre‑approve all audit services and permitted non-audit services to be performed for us by our independent registered public accounting firm in accordance with applicable law. During the fiscal years ended December 31, 2014 and 2013, all audit and non-audit services provided to us by Deloitte & Touche LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2014, 2013 and 2012

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated and combined financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Agreement and Plan of Merger by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings L.P., Brookfield DTLA Fund Office Trust Investor Inc., DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC dated as of April 24, 2013	8-K	001-31717	2.1	April 25, 2013

2.2	Waiver and First Amendment to Agreement and Plan of Merger, dated as of May 19, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	May 20, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.3	Second Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	July 11, 2013

2.4	Third Amendment to Agreement and Plan of Merger, dated as of August 14, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	August 15, 2013

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

3.6	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

3.7	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

3.8	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

3.9	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.1	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 7, 2014

10.1	Form of Indemnity Agreement	8-K	001-36135	10.1	November 4, 2013

10.2	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.3	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 8, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

10.4††	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-K	001-31717	10.47	March 18, 2013

10.5	Assignment and Assumption Agreement, dated as of January 2, 2014, between Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36135	10.10	April 7, 2014

10.6	Consent and Acknowledgment Agreement, dated as of October 15, 2013, by and among U.S. Bank National Association, as Trustee, Successor-in-Interest to Bank of America, N.A., as Trustee for the registered holders of GS Mortgage Securities Corporation II, commercial mortgage pass-through certificates, Series 2007-GG10, as Lender, North Tower, LLC, as Borrower, MPG Office, L.P., as Old Guarantor, and Brookfield DTLA Holdings LLC, as New Guarantor	8-K	001-36135	10.11	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.7††	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	10-K/A	001-31717	10.48	July 26, 2013

10.8	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.9	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.10	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.11	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.12	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 777 Tower, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated October 15, 2013	8-K	001-36135	10.2	April 7, 2014

10.13	Promissory Note, dated as of October 15, 2013, between Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.3	April 7, 2014

10.14	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 355 S. Grand, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated November 8, 2013	8-K	001-36135	10.4	April 7, 2014

10.15	Promissory Note, dated as of November 8, 2013, between Maguire Properties – 355 S. Grand, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.5	April 7, 2014

10.16	Loan Agreement, between EYP Realty, LLC, as Borrower and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and the financial institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders, entered into as of November 27, 2013	8-K	001-36135	10.6	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.17	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and Wells Fargo Bank, National Association	8-K	001-36135	10.7	April 7, 2014

10.18	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and PNC Bank, National Association	8-K	001-36135	10.8	April 7, 2014

10.19	Promissory Note, dated as of December 18, 2013, between EYP Realty, LLC and Aozora Bank, Ltd.	8-K	001-36135	10.9	April 7, 2014

10.20*
Loan Agreement, effective
as of September 10, 2014,
by and among
BOP Figat7th LLC,
as Borrower, and the
financial institutions that
are or may from time to
time become parties
hereto, as Lenders,
and Compass Bank,
as Administrative Agent

10.21*	Promissory Note, effective as of September 10, 2014, between BOP Figat7th LLC and Compass Bank

10.22*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BOP Figat7th LLC, as Borrower, and Compass Bank, as Administrative Agent, effective as of September 10, 2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.23*
Limited Recourse
Guaranty, effective as of
September 10, 2014, by
Brookfield DTLA
Holdings LLC, as
Guarantor, for the
benefit of Compass Bank,
as lender, and as
Administrative Agent for
itself and those other
Lenders as defined in the
Loan Agreement

10.24*
Loan Agreement, dated as
of August 7, 2014, among
333 South Hope Co. LLC
and 333 South Hope Plant
LLC collectively,
as Borrower,
Wells Fargo Bank,
National Association,
as Lender, and
Citigroup Global Markets
Realty Corp., as Lender

10.25*
Deed of Trust, Assignment
of Leases and Rents,
Security Agreement and
Fixture Filing, dated as of
August 7, 2014, by
333 South Hope Co.
LLC and
333 South Hope Plant
LLC, collectively, as
grantor, to Fidelity
National Title Company,
as trustee, for the benefit
of Wells Fargo Bank,
National Association and
Citigroup Global Markets
Realty Corp., collectively,
as beneficiary

10.26*	Guaranty of Recourse Obligations dated as of August 7, 2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.27*	Reserve Guaranty dated as of August 7, 2014

10.28*	Side Letter regarding Reserve Guaranty dated as of August 7, 2014

21.1*	List of Subsidiaries of the Registrant as of December 31, 2014

31.1*	Certification of Principal Executive Officer dated March 31, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 31, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
March 31, 2015 pursuant
to 18 U.S.C. Section 1350,
as adopted pursuant to
Section 906 of the
Sarbanes-Oxley
Act of 2002 (1)

99.1*	Memorandum of Understanding In Re MPG Office Trust Inc. Preferred Shareholder Litigation entered into as of March 30, 2015

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3 above.

(c)	Financial Statement Schedules
See Item 2 above.
__________
*	Filed herewith.
**	Furnished herewith.
†
Pursuant to Regulation S-K 601(b)(2), we have not filed exhibits and schedules related to this agreement. Copies of such exhibits and schedules will be furnished supplementally to the SEC upon request.

‡	Confidential treatment has been requested with respect to certain portions of this agreement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2015

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ BRYAN K. DAVIS
Brian K. Davis
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2015	By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman President and Chief Operating Officer, U.S. Commercial Operations, and Chairman of the Board (Principal executive officer)

	March 31, 2015	By:	/s/ BRYAN K. DAVIS
Bryan K. Davis Chief Financial Officer and Director (Principal financial and accounting officer)

	March 31, 2015	By:	/s/ G. MARK BROWN
G. Mark Brown Global Chief Investment Officer and Director

	March 31, 2015	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Vice President, Secretary and Director

	March 31, 2015	By:	/s/ ALAN CARR
Alan Carr Director

	March 31, 2015	By:	/s/ CRAIG PERRY
Craig Perry Director

	March 31, 2015	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director