Form 10-Q
period 2015-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2015-05-14
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of May 1, 2015, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014	4
	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the three months ended March 31, 2015 and 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2014	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4.	Controls and Procedures.	39

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	40
Item 1A.	Risk Factors.	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44
Item 3.	Defaults Upon Senior Securities.	44
Item 4.	Mine Safety Disclosures.	44
Item 5.	Other Information.	45
Item 6.	Exhibits.	45
Signatures		46

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2015	December 31, 2014

ASSETS
Investments in real estate:
Land	$229,555	$229,555
Buildings and improvements	2,156,256	2,155,040
Tenant improvements	245,730	234,827
	2,631,541	2,619,422
Less: accumulated depreciation	(205,666)	(189,108)
Investments in real estate, net	2,425,875	2,430,314

Cash and cash equivalents	115,903	125,004
Restricted cash	47,637	47,118
Rents, deferred rents and other receivables, net	75,869	74,332
Intangible assets, net	118,868	125,827
Deferred charges, net	69,804	63,825
Prepaid and other assets, net	13,741	11,516
Total assets	$2,867,697	$2,877,936

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,112,101	$2,111,135
Accounts payable and other liabilities	83,754	85,125
Due to affiliates, net	6,446	2,749
Intangible liabilities, net	35,789	37,725
Total liabilities	$2,238,090	$2,236,734

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	March 31, 2015	December 31, 2014

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2015 and December 31, 2014	$362,286	$357,649
Noncontrolling Interests:
Series A-1 preferred interest	336,174	331,871
Senior participating preferred interest	51,427	50,080
Total mezzanine equity	749,887	739,600

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(146,560)	(137,339)
Accumulated other comprehensive loss	(3,274)	(2,066)
Noncontrolling interest – Series B common interest	(162,156)	(150,703)
Total stockholders’ deficit	(120,280)	(98,398)
Total liabilities and deficit	$2,867,697	$2,877,936

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Rental income	$38,803	$37,677
Tenant reimbursements	21,641	20,348
Parking	8,673	8,333
Interest and other	4,391	2,319
Total revenue	73,508	68,677

Expenses:
Rental property operating and maintenance	22,205	24,385
Real estate taxes	9,988	9,047
Parking	1,916	1,797
Other expense	226	243
Depreciation and amortization	24,589	26,010
Interest	23,645	22,520
Total expenses	82,569	84,002

Net loss	(9,061)	(15,325)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	(4,303)	(4,303)
Senior participating preferred interest – current dividends	(587)	(4,133)
Senior participating preferred interest – redemption measurement adjustment	(760)	(198)
Series B common interest – allocation of net loss	10,127	14,967
Net loss attributable to Brookfield DTLA	(4,584)	(8,992)
Series A preferred stock – current dividends	(4,637)	(4,637)
Net loss available to common interest holders of Brookfield DTLA	$(9,221)	$(13,629)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Net loss	$(9,061)	$(15,325)

Other comprehensive loss:
Derivative transactions:
Derivative holding losses	(2,534)	(1,866)

Comprehensive loss	(11,595)	(17,191)
Comprehensive loss attributable to noncontrolling interests	5,803	7,310
Comprehensive loss available to common interest holders of Brookfield DTLA	$(5,792)	$(9,881)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(4,584)		(4,477)	(9,061)
Other comprehensive loss					(1,208)	(1,326)	(2,534)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(4,637)		(5,650)	(10,287)
Balance, March 31, 2015	1,000	$—	$191,710	$(146,560)	$(3,274)	$(162,156)	$(120,280)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(8,992)		(6,333)	(15,325)
Other comprehensive loss					(889)	(977)	(1,866)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(4,637)		(8,634)	(13,271)
Balance, March 31, 2014	1,000	$—	$191,710	$(102,806)	$(409)	$(110,958)	$(22,463)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(9,061)	$(15,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,589	26,010
Provision for doubtful accounts	(202)	—
Amortization of below-market leases/ above-market leases	(623)	(653)
Straight-line rent amortization	(3,295)	(6,013)
Amortization of tenant inducements	515	256
Amortization of debt discounts	965	1,274
Amortization of deferred financing costs	297	318
Changes in assets and liabilities:
Rents, deferred rents and other receivables	1,445	(9,748)
Due to affiliates, net	3,437	3,786
Deferred charges	(8,630)	(2,938)
Prepaid and other assets	(1,967)	(1,433)
Accounts payable and other liabilities	3,819	9,153
Net cash provided by operating activities	11,289	4,687
Cash flows from investing activities:
Expenditures for improvements to real estate	(19,840)	(12,670)
(Increase) decrease in restricted cash	(519)	2,903
Net cash used in investing activities	(20,359)	(9,767)
Cash flows from financing activities:
Principal payments on mortgage loans	—	(1,193)
Distributions to Brookfield DTLA Holdings	—	(70,000)
Financing fees paid	(31)	—
Net cash used in financing activities	(31)	(71,193)
Net change in cash and cash equivalents	(9,101)	(76,273)
Cash and cash equivalents at beginning of period	125,004	196,071
Cash and cash equivalents at end of period	$115,903	$119,798

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,375	$20,674

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements	$10,816	$5,307
Accrual for deferred leasing costs	7,765	3,265
Decrease in fair value of interest rate swap	(2,534)	(1,866)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

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

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which are Class A office properties located in the Los Angeles Central Business District (the “LACBD”).

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of its office and retail properties, and to a lesser extent, from its parking garages.

Note 2—Basis of Presentation

As used in these consolidated and combined financial statements and related notes, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc.

Principles of Consolidation and Combination and Basis of Presentation

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10‑Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Brookfield DTLA as of and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The condensed consolidated balance sheet data as of December 31, 2014 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and fair value of debt. Actual results could ultimately differ from such estimates.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance in ASU 2014-08 became effective for Brookfield DTLA beginning January 1, 2015. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the impact of the adoption of ASU 2015-03 on Brookfield DTLA’s consolidated financial statements.

Income Taxes

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income.

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

Brookfield DTLA has made no provision for income taxes in its condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of March 31, 2015 and December 31, 2014, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. Brookfield DTLA’s 2013 tax period and 2014 tax year remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2011 and 2012 tax years as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2015	December 31, 2014
Allowance for doubtful accounts	$180	$382
Accumulated amortization of tenant inducements	4,393	3,878

Brookfield DTLA recorded a provision for doubtful accounts of $(0.2) million during the three months ended March 31, 2015. Brookfield DTLA recorded no provision for doubtful accounts during the three months ended March 31, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Accumulated amortization	(77,835)	(70,876)
Intangible assets, net	$118,868	$125,827

Intangible Liabilities
Below-market leases	$76,344	$76,344
Accumulated amortization	(40,555)	(38,619)
Intangible liabilities, net	$35,789	$37,725

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Rental income	$623	$653
Depreciation and amortization expense	5,646	8,324

As of March 31, 2015, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2015, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2015	$11,971	$6,197	$5,521
2016	13,879	7,635	6,597
2017	10,776	6,296	5,944
2018	7,787	5,198	4,176
2019	6,526	4,363	3,515
Thereafter	20,839	17,401	10,036
	$71,778	$47,090	$35,789

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2015	December 31, 2014
Accumulated amortization of leasing costs	$30,654	$28,270
Accumulated amortization of deferred financing costs	1,405	1,108

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2015	Dec. 31, 2014
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.98%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.88%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.43%	35,000	35,000
Total variable-rate loans			525,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			710,000	710,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Total fixed-rate debt			1,408,000	1,408,000

Total debt			2,118,000	2,118,000
Debt discounts			(5,899)	(6,865)
Total debt, net			$2,112,101	$2,111,135
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of March 31, 2015, our debt to be repaid during the remainder of 2015, the next four years and thereafter is as follows (in thousands):

2015	$311
2016	751,831
2017	589,026
2018	204,232
2019	4,449
Thereafter	568,151
$2,118,000

As of March 31, 2015, $220.0 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, $200.0 million is locked out from prepayment until November 1, 2015, and $400.0 million locked out from defeasance until September 30, 2016.

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April 2014, October 2014 and April 2015, respectively. The remaining $1.25 million will be paid in October 2015.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.72 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.57 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2015 and December 31, 2014. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the year ended December 31, 2014, the Company made cash distributions to Brookfield DTLA Holdings totaling $220.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, using proceeds from the refinancing of EY Plaza and BOA Plaza. Other than these distributions, Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Series A Preferred Stock

As of March 31, 2015 and December 31, 2014, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2015 and 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of March 31, 2015, the cumulative amount of unpaid dividends totals $119.0 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of March 31, 2015, the Series A preferred stock is reported at its redemption value of $362.3 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through March 31, 2015.

Series A-1 Preferred Interest

On October 15, 2013, Brookfield DTLA Fund Properties II LLC (“New OP”) issued a Series A-1 preferred interest to Brookfield DTLA Holdings or wholly owned subsidiaries of Brookfield DTLA Holdings with a stated value of $225.7 million in connection with the formation of Brookfield DTLA and the MPG acquisition.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of March 31, 2015, the Series A-1 preferred interest is reported at its redemption value of $336.2 million calculated using its liquidation value of $225.7 million plus $110.5 million of accumulated and unpaid dividends on such Series A-1 preferred interest through March 31, 2015.

Senior Participating Preferred Interest

On October 15, 2013, Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP, which owns 333 South Hope Co. LLC and EYP Realty LLC.

BOA Plaza and EY Plaza were contributed to DTLA OP, directly and indirectly, by Brookfield DTLA in connection with the merger. As of the merger date, these properties had a leverage ratio that was lower than the leverage ratio of the MPG properties acquired, as well as the target leverage ratio that the Company’s management sought to achieve for its properties, as they were refinanced, of approximately 60% to 65%. The size of the preferred interest component of the senior participating preferred interest issued to Brookfield DTLA was based, in part, on the expected net proceeds from the refinancing of the properties owned by 333 South Hope LLC (which holds BOA Plaza) and EYP Realty LLC (which holds EY Plaza) at a leverage ratio in this range and represented a portion of the approximately $595 million fair market value as of the merger date of BOA Plaza and EY Plaza, reduced by the outstanding principal balances of the mortgage loans secured by BOA Plaza and EY Plaza and the $25.0 million promissory note due to BOP Management Inc.

As of March 31, 2015, the senior participating preferred interest is reported at its redemption value of $51.4 million calculated using the value of the preferred and participating interests totaling $50.0 million plus $1.4 million of accumulated and unpaid dividends on the preferred interest through March 31, 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the three months ended March 31, 2015 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2014	9,730,370	$357,649	$331,871	$50,080	$739,600
Current dividends		4,637	4,303	587	9,527
Redemption measurement adjustment				760	760
Balance, March 31, 2015	9,730,370	$362,286	$336,174	$51,427	$749,887

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest and senior participating preferred interest consist of equity interests of New OP and DTLA OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the condensed consolidated balance sheet. See Note 7 “Mezzanine Equity.”

Stockholders’ Equity Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheet as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$(4,337)	$1,007
Other comprehensive loss before reclassifications	(2,534)	(1,866)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(2,534)	(1,866)
Balance at end of period	$(6,871)	$(859)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2015	$(6,871)	$—	$(6,871)	$—
December 31, 2014	(4,337)	—	(4,337)	—

Interest rate caps at:
March 31, 2015	$88	$—	$88	$—
December 31, 2014	190	—	190	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedging instruments:
Interest rate swap liability	$(6,871)	$(4,337)

The interest rate swap liability is included in accounts payable and other liabilities in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Loss Recognized in AOCL	Amount of Loss Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the three months ended:
March 31, 2015	$(2,534)	$—
March 31, 2014	(1,866)	—

Interest Rate Swap—

As of March 31, 2015 and December 31, 2014, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	March 31, 2015	December 31, 2014
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	March 31, 2015	December 31, 2014
Estimated fair value	$2,143,148	$2,133,158
Carrying amount	2,118,000	2,118,000

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with BOP Management Inc., an affiliate of BPO, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Property management fee expense	$1,903	$1,879
Asset management fee expense	1,523	1,506
General, administrative and reimbursable expenses	549	701
Leasing and construction management fees	2,779	672

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Insurance premiums for Brookfield DTLA are paid by an affiliate company under common control through BPO. Brookfield DTLA reimburses the affiliate company for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Insurance expense	$2,147	$1,304

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Counsel for the parties have reached an agreement to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiffs’ counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. The agreement is subject to a number of conditions precedent, further documentation, and approval of the Maryland State Court, after notice to the class. The parties entered into a Memorandum of Understanding (the “MOU”) on March 30, 2015 memorializing the agreement to settle the Preferred Stock Actions, which has been filed with the Maryland State Court. A copy of the MOU was filed with Brookfield DTLA’s Annual Report of Form 10-K as Exhibit 99.1.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which are Class A office properties located in the Los Angeles Central Business District (the “LACBD”).

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income.

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of its office and retail properties, and to a lesser extent, from its parking garages.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in a “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover our operating costs or to repay our indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by board of directors of Brookfield DTLA without the approval of the holders of the Series A preferred stock. See “—Potential Uses of Liquidity—Property Operations” below.

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations; and	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings.	•	Payments in connection with loans; and
		•	Distributions to Brookfield DTLA Holdings.

Potential Sources of Liquidity—

Cash on Hand—

As of March 31, 2015 and December 31, 2014, Brookfield DTLA had cash and cash equivalents totaling $115.9 million and $125.0 million, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of March 31, 2015:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.0%	$30,545,060	$23.37
Wells Fargo Center–North Tower	1,400,639	18.61%	82.4%	28,532,499	24.71
Gas Company Tower	1,345,163	17.87%	79.3%	23,323,053	21.86
EY Plaza	1,224,967	16.28%	89.3%	24,104,637	22.05
Wells Fargo Center–South Tower	1,124,960	14.95%	77.0%	21,275,434	24.57
777 Tower	1,024,835	13.62%	85.8%	19,786,696	22.49
	7,525,992	100.00%	84.6%	$147,567,379	$23.17
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2015. This amount reflects total base rent before any rent abatements as of March 31, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2015 for the twelve months ending March 31, 2016 are approximately $14.3 million, or $2.25 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at March 31, 2015, plus currently available space, for the remainder of 2015, each of the nine calendar years beginning January 1, 2016 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2015	294,348	4.6%	$6,995,911	4.7%	$23.77	$23.78
2016	398,195	6.3%	8,388,493	5.7%	21.07	21.51
2017	482,494	7.6%	12,599,236	8.5%	26.11	27.93
2018	629,349	9.9%	10,663,059	7.2%	16.94	18.64
2019	469,462	7.4%	12,328,509	8.4%	26.26	30.55
2020	281,838	4.4%	6,871,804	4.7%	24.38	28.67
2021	199,526	3.1%	4,745,218	3.2%	23.78	29.02
2022	813,884	12.8%	20,095,835	13.6%	24.69	30.78
2023	700,148	11.0%	15,602,076	10.6%	22.28	29.18
2024	382,876	6.0%	9,096,209	6.2%	23.76	30.90
Thereafter	1,715,927	26.9%	40,181,029	27.2%	23.42	33.06
Total expiring leases	6,368,047	100.0%	$147,567,379	100.0%	$23.17	$28.74
Currently available	1,157,945
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2015. This amount reflects total base rent before any rent abatements as of March 31, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2015 for the twelve months ending March 31, 2016 are approximately $14.3 million, or $2.25 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the three months ended March 31, 2015. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the three months ended March 31, 2015:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2014	6,247,953	83.0%
Expirations	(413,319)	(5.5)%
New leases	178,863	2.4%
Renewals	354,550	4.7%
Leased square feet as of March 31, 2015	6,368,047	84.6%

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

Contributions from Brookfield DTLA Holdings—

During the three months ended March 31, 2015 and 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has made a commitment to contribute up to $260 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

BOA Plaza and EY Plaza have historically generated sufficient cash from operations to fund their operating activities. In the future, should the cash generated by Brookfield DTLA’s properties, including the properties acquired from MPG, not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to fund its operations. Brookfield DTLA Holdings has made a commitment to make future capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260 million of its future cash needs, for which it would be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

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

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower on or about their scheduled maturity with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for these loans is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $270 million to complete these refinancings, both of which will occur prior to 2017. There can be no assurance that any of these refinancings can be accomplished or what terms will be available in the market for these type of financings at the time of any refinancing.

Distributions to Brookfield DTLA Holdings—

During the three months ended March 31, 2015, the Company made no cash distributions to Brookfield DTLA Holdings.

During the year ended December 31, 2014, the Company made cash distributions to Brookfield DTLA Holdings totaling $220.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, using proceeds from the refinancing of EY Plaza and BOA Plaza.

Indebtedness

As of March 31, 2015, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of March 31, 2015 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,408.0	66.49%	5.04%	4 years
Variable-rate swapped to fixed-rate	185.0	8.73%	3.93%	6 years
Variable-rate	525.0	24.78%	1.97%	3 years
	$2,118.0	100.00%	4.18%	4 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2015 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.98%	12/1/2016	$290,000	$5,822
777 Tower (3)	1.88%	11/1/2018	200,000	3,812
Figueroa at 7th (4)	2.43%	9/10/2017	35,000	861
Total variable-rate loans			525,000	10,495

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			710,000	17,863

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,118,000	$89,749
Debt discounts			(5,899)
Total debt, net			$2,112,101
__________

(1)	Assuming no payment has been made in advance of its due date.

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

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April 2014, October 2014 and April 2015, respectively. The remaining $1.25 million will be paid in October 2015.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.72 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.57 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to March 31, 2014

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	3/31/2015	3/31/2014
Revenue:
Rental income	$38.8	$37.7	$1.1	3%
Tenant reimbursements	21.6	20.4	1.2	6%
Parking	8.7	8.3	0.4	5%
Interest and other	4.4	2.3	2.1	91%
Total revenue	73.5	68.7	4.8	7%

Expenses:
Rental property operating and maintenance	22.2	24.4	(2.2)	(9)%
Real estate taxes	10.0	9.0	1.0	11%
Parking	1.9	1.8	0.1	6%
Other expense	0.3	0.3	—	—%
Depreciation and amortization	24.6	26.0	(1.4)	(5)%
Interest	23.6	22.5	1.1	5%
Total expenses	82.6	84.0	(1.4)	(2)%
Net loss	$(9.1)	$(15.3)	$6.2

Rental Income

Rental income increased $1.1 million, or 3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of an increase in occupancy of 1.6%.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $1.2 million, or 6%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of an increase in occupancy of 1.6%.

Interest and Other Revenue

Interest and other revenue increased $2.1 million, or 91%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, mainly as a result of lease termination revenue in 2015 totaling $2 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased $2.2 million, or 9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of lower utility and insurance costs combined with a reduction in property administration costs.

Real Estate Taxes Expense

Real estate taxes expense increased $1.0 million, or 11%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to tax increases across the portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.4 million, or 5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, largely as a result of a decrease in amortization of acquired in-place lease and tenant relationship intangible assets.

Interest Expense

Interest expense increased $1.1 million, or 5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the refinancing of BOA Plaza in August 2014.

Cash Flow

The following summary discussion of Brookfield DTLA’s cash flow is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flow for the periods presented below.

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2015	March 31, 2014
	(In thousands)
Net cash provided by operating activities	$11,289	$4,687	$6,602
Net cash used in investing activities	(20,359)	(9,767)	10,592
Net cash used in financing activities	(31)	(71,193)	(71,162)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the three months ended March 31, 2015 totaled $11.3 million, compared to net cash provided by operating activities of $4.7 million during the three months ended March 31, 2014. The $6.6 million increase is primarily related to cash generated by operations during 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $20.4 million during the three months ended March 31, 2015, compared to net cash used in investing activities of $9.8 million during the three months ended March 31, 2014, as a result of increased expenditures for improvements to its properties during 2015.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities totaled $0.0 million during the three months ended March 31, 2015, compared to net cash used in financing activities of $71.2 million during the three months ended March 31, 2014. A distribution totaling $70.0 million made to Brookfield DTLA Holdings related to the senior participating preferred interest during the three months ended March 31, 2014 was the primary driver of the change.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of March 31, 2015 and December 31, 2014, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2015, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Principal payments on mortgage loans	$311	$751,831	$589,026	$204,232	$4,449	$568,151	$2,118,000
Interest payments –
Fixed-rate debt (1)	54,161	62,866	24,781	16,425	16,425	76,770	251,428
Variable-rate swapped to fixed-rate debt	5,531	7,306	7,130	6,985	6,784	6,312	40,048
Variable-rate debt (2)	7,907	10,044	4,409	3,185	—	—	25,545
Tenant-related commitments (3)	33,201	14,238	25,744	9,015	—	18,853	101,051
	$101,111	$846,285	$651,090	$239,842	$27,658	$670,086	$2,536,072
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2015 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with BOP Management Inc., an affiliate of BPO, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Management Inc. an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Property management fee expense	$1,903	$1,879
Asset management fee expense	1,523	1,506
General, administrative and reimbursable expenses	549	701
Leasing and construction management fees	2,779	672

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

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Insurance expense	$2,147	$1,304

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance in ASU 2014-08 became effective for Brookfield DTLA beginning January 1, 2015. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the impact of the adoption of ASU 2015-03 on Brookfield DTLA’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2014.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul Schulman, our principal executive officer, and Bryan K. Davis, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Counsel for the parties have reached an agreement to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiffs’ counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. The agreement is subject to a number of conditions precedent, further documentation, and approval of the Maryland State Court, after notice to the class. The parties entered into a Memorandum of Understanding (the “MOU”) on March 30, 2015 memorializing the agreement to settle the Preferred Stock Actions, which has been filed with the Maryland State Court. A copy of the MOU was filed with Brookfield DTLA’s Annual Report of Form 10-K as Exhibit 99.1.

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

•
Failure to realize the anticipated benefits and synergies of the transactions contemplated by the Merger Agreement, including as a result of an increase in costs associated with integration or difficulty in integrating the businesses of Brookfield DTLA,BOA Plaza and EY Plaza and their respective subsidiaries, and MPG;

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2015, the cumulative amount of unpaid dividends totals $120.6 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 13, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 13, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
May 13, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of May 13, 2015

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL SCHULMAN
Paul Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ BRYAN K. DAVIS
Bryan K. Davis
Chief Financial Officer
(Principal financial officer)