Form 10-Q
period 2015-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2015-08-14
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of August 14, 2015, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014	4
	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the six months ended June 30, 2015 and 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	41
Item 4.	Controls and Procedures.	41

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	42
Item 1A.	Risk Factors.	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 3.	Defaults Upon Senior Securities.	47
Item 4.	Mine Safety Disclosures.	47
Item 5.	Other Information.	47
Item 6.	Exhibits.	47
Signatures		48

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2015	December 31, 2014

ASSETS
Investments in real estate:
Land	$229,555	$229,555
Buildings and improvements	2,157,523	2,155,040
Tenant improvements	253,003	234,827
	2,640,081	2,619,422
Less: accumulated depreciation	222,109	189,108
Investments in real estate, net	2,417,972	2,430,314

Cash and cash equivalents	113,792	125,004
Restricted cash	58,195	47,118
Rents, deferred rents and other receivables, net	78,139	74,332
Intangible assets, net	112,484	125,827
Deferred charges, net	69,982	63,825
Prepaid and other assets, net	5,851	11,516
Total assets	$2,856,415	$2,877,936

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,113,066	$2,111,135
Accounts payable and other liabilities	82,219	85,125
Due to affiliates, net	1,962	2,749
Intangible liabilities, net	33,883	37,725
Total liabilities	$2,231,130	$2,236,734

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	June 30, 2015	December 31, 2014

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2015 and December 31, 2014	$366,923	$357,649
Noncontrolling Interests:
Series A-1 preferred interest	340,477	331,871
Senior participating preferred interest	53,564	50,080
Total mezzanine equity	760,964	739,600

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(155,046)	(137,339)
Accumulated other comprehensive loss	(2,127)	(2,066)
Noncontrolling interest – Series B common interest	(170,216)	(150,703)
Total stockholders’ deficit	(135,679)	(98,398)
Total liabilities and deficit	$2,856,415	$2,877,936

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Rental income	$39,186	$38,074	$77,989	$75,751
Tenant reimbursements	23,570	25,261	45,211	45,609
Parking	8,819	8,329	17,492	16,662
Interest and other	5,863	2,694	10,254	5,013
Total revenue	77,438	74,358	150,946	143,035

Expenses:
Rental property operating and maintenance	24,008	23,224	46,213	47,609
Real estate taxes	9,490	9,809	19,478	18,856
Parking	1,913	1,652	3,829	3,449
Other expense	1,142	701	1,368	944
Depreciation and amortization	23,984	28,100	48,573	54,110
Interest	23,629	22,271	47,274	44,791
Total expenses	84,166	85,757	166,735	169,759

Net loss	(6,728)	(11,399)	(15,789)	(26,724)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	8,606	8,606
Senior participating preferred interest – current dividends	597	3,102	1,184	7,235
Senior participating preferred interest – redemption measurement adjustment	1,540	930	2,300	1,128
Series B common interest – allocation of net loss	(9,319)	(12,756)	(19,446)	(27,723)
Net loss attributable to Brookfield DTLA	(3,849)	(6,978)	(8,433)	(15,970)
Series A preferred stock – current dividends	4,637	4,637	9,274	9,274
Net loss available to common interest holders of Brookfield DTLA	$(8,486)	$(11,615)	$(17,707)	$(25,244)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net loss	$(6,728)	$(11,399)	$(15,789)	$(26,724)

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	2,406	(2,009)	(128)	(3,875)

Comprehensive loss	(4,322)	(13,408)	(15,917)	(30,599)
Comprehensive loss attributable to noncontrolling interests	1,620	5,473	7,423	12,783
Comprehensive loss available to common interest holders of Brookfield DTLA	$(2,702)	$(7,935)	$(8,494)	$(17,816)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(8,433)		(7,356)	(15,789)
Other comprehensive loss					(61)	(67)	(128)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(9,274)		(12,090)	(21,364)
Balance, June 30, 2015	1,000	$—	$191,710	$(155,046)	$(2,127)	$(170,216)	$(135,679)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(15,970)		(10,754)	(26,724)
Other comprehensive loss					(1,846)	(2,029)	(3,875)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(9,274)		(16,969)	(26,243)
Balance, June 30, 2014	1,000	$—	$191,710	$(114,421)	$(1,366)	$(124,766)	$(48,843)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(15,789)	$(26,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,573	54,110
(Recovery of) provision for doubtful accounts	(110)	—
Amortization of below-market leases/ above-market leases	(1,271)	(1,248)
Straight-line rent amortization	(6,812)	(10,023)
Amortization of tenant inducements	1,142	1,208
Amortization of debt discounts	1,931	2,353
Amortization of deferred financing costs	601	627
Changes in assets and liabilities:
Rents, deferred rents and other receivables	1,973	(9,303)
Due to affiliates, net	(787)	664
Deferred charges	(11,525)	(4,859)
Prepaid and other assets	5,664	8,524
Accounts payable and other liabilities	4,071	3,442
Net cash provided by operating activities	27,661	18,771
Cash flows from investing activities:
Expenditures for improvements to real estate	(27,764)	(17,232)
Increase in restricted cash	(11,077)	(2,183)
Net cash used in investing activities	(38,841)	(19,415)
Cash flows from financing activities:
Principal payments on mortgage loans	—	(2,340)
Distributions to Brookfield DTLA Holdings	—	(70,000)
Financing fees paid	(32)	—
Net cash used in financing activities	(32)	(72,340)
Net change in cash and cash equivalents	(11,212)	(72,984)
Cash and cash equivalents at beginning of period	125,004	196,071
Cash and cash equivalents at end of period	$113,792	$123,087

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,757	$41,757

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$11,432	$11,488
Accrual for deferred leasing costs	5,841	2,628
Decrease in fair value of interest rate swap	(128)	(3,875)

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of ASU 2015-02 on Brookfield DTLA’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of June 30, 2015 and December 31, 2014, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. Brookfield DTLA’s 2013 tax period and 2014 tax year remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2011 and 2012 tax years as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2015	December 31, 2014
Allowance for doubtful accounts	$272	$382
Accumulated amortization of tenant inducements	5,020	3,878

Brookfield DTLA recorded a provision for (recovery of) doubtful accounts of $0.1 million and $(0.1) million during the three and six months ended June 30, 2015, respectively. Brookfield DTLA recorded a provision for doubtful accounts of $0.1 million during the three and six months ended June 30, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	84,219	70,876
Intangible assets, net	$112,484	$125,827

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	42,461	38,619
Intangible liabilities, net	$33,883	$37,725

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Rental income	$648	$595	$1,271	$1,248
Depreciation and amortization expense	5,126	8,159	10,772	16,483

As of June 30, 2015, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2015, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
2015	$7,713	$4,071	$3,615
2016	13,879	7,635	6,597
2017	10,776	6,296	5,944
2018	7,787	5,198	4,176
2019	6,526	4,363	3,515
Thereafter	20,839	17,401	10,036
	$67,520	$44,964	$33,883

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2015	December 31, 2014
Accumulated amortization of leasing costs	$33,070	$28,270
Accumulated amortization of deferred financing costs	1,709	1,108

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2015	Dec. 31, 2014
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	1.99%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.89%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.44%	35,000	35,000
Total variable-rate loans			525,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			710,000	710,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Total fixed-rate debt			1,408,000	1,408,000

Total debt			2,118,000	2,118,000
Less: debt discounts			4,934	6,865
Total debt, net			$2,113,066	$2,111,135
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

As of June 30, 2015, our debt to be repaid during the remainder of 2015, the next four years and thereafter is as follows (in thousands):

2015	$311
2016	751,831
2017	589,026
2018	204,232
2019	4,449
Thereafter	568,151
$2,118,000

As of June 30, 2015, $220.0 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, $200.0 million is locked out from prepayment until November 1, 2015, and $400.0 million locked out from defeasance until September 30, 2016.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.71 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.56 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of June 30, 2015 and December 31, 2014. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

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

Series A Preferred Stock

As of June 30, 2015 and December 31, 2014, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

No dividends were declared on the Series A preferred stock during the six months ended June 30, 2015 and 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of June 30, 2015, the cumulative amount of unpaid dividends totals $123.6 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of June 30, 2015, the Series A preferred stock is reported at its redemption value of $366.9 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through June 30, 2015.

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

As of June 30, 2015, the Series A-1 preferred interest is reported at its redemption value of $340.5 million calculated using its liquidation value of $225.7 million plus $114.8 million of accumulated and unpaid dividends on such Series A-1 preferred interest through June 30, 2015.

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

As of June 30, 2015, the senior participating preferred interest is reported at its redemption value of $53.6 million calculated using the value of the preferred and participating interests totaling $51.6 million plus $2.0 million of accumulated and unpaid dividends on the preferred interest through June 30, 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the six months ended June 30, 2015 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2014	9,730,370	$357,649	$331,871	$50,080	$739,600
Current dividends		9,274	8,606	1,184	19,064
Redemption measurement adjustment				2,300	2,300
Balance, June 30, 2015	9,730,370	$366,923	$340,477	$53,564	$760,964

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

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheet as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$(6,871)	$(859)	$(4,337)	$1,007
Other comprehensive gain (loss) before reclassifications	2,406	(2,009)	(128)	(3,875)
Amounts reclassified from accumulated other comprehensive gain (loss)	—	—	—	—
Net current-period other comprehensive gain (loss)	2,406	(2,009)	(128)	(3,875)
Balance at end of period	$(4,465)	$(2,868)	$(4,465)	$(2,868)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2015	$(4,465)	$—	$(4,465)	$—
December 31, 2014	(4,337)	—	(4,337)	—

Interest rate caps at:
June 30, 2015	$37	$—	$37	$—
December 31, 2014	190	—	190	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedging instruments:
Interest rate swap liability	$(4,465)	$(4,337)

The interest rate swap liability is included in accounts payable and other liabilities in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Loss Recognized in AOCL	Amount of Loss Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the six months ended:
June 30, 2015	$(128)	$—
June 30, 2014	(3,875)	—

Interest Rate Swap—

As of June 30, 2015 and December 31, 2014, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	June 30, 2015	December 31, 2014
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	June 30, 2015	December 31, 2014
Estimated fair value	$2,125,967	$2,133,158
Carrying amount	2,118,000	2,118,000

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with Brookfield Properties Management LLC, an affiliate of BPO, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Property management fee expense	$1,933	$2,138	$3,836	$4,017
Asset management fee expense	1,544	1,523	3,067	3,029
General, administrative and reimbursable expenses	737	609	1,286	1,310
Leasing and construction management fees	749	1,013	3,528	1,685

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

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Insurance expense	$2,198	$2,463	$4,345	$3,767

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

Counsel for the parties have reached an agreement to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiffs’ counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. The agreement is subject to a number of conditions precedent, further documentation, and approval of the Maryland State Court, after notice to the class. The parties entered into a Memorandum of Understanding (the “MOU”) on March 30, 2015 memorializing the agreement to settle the Preferred Stock Actions, which has been filed with the Maryland State Court. A copy of the MOU was filed with Brookfield DTLA’s Annual Report on Form 10-K as Exhibit 99.1.

On June 1, 2015, the parties filed, with the Maryland State Court, a joint motion for preliminary approval of the settlement (“Joint Motion”) and a Stipulation and Agreement of Compromise and Settlement entered into by the parties on May 29, 2015 (the “Stipulation”), together with ancillary documents. In the Stipulation, plaintiff’s counsel stated, among other things, that it intends to petition the Maryland State Court for an award of attorneys’ fees and expenses of up to $5,250,000. On July 31, 2015, the parties filed a supplemental brief in support of their Joint Motion and amended form of notice to the class.

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

Potential Sources of Liquidity—

Cash on Hand—

As of June 30, 2015 and December 31, 2014, Brookfield DTLA had cash and cash equivalents totaling $113.8 million and $125.0 million, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of June 30, 2015:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.0%	$30,666,754	$23.46
Wells Fargo Center–North Tower	1,400,639	18.61%	81.5%	28,629,304	25.07
Gas Company Tower	1,345,163	17.87%	80.7%	24,392,601	22.47
EY Plaza	1,224,967	16.28%	89.2%	24,202,255	22.14
Wells Fargo Center–South Tower	1,124,960	14.95%	74.7%	20,502,958	24.39
777 Tower	1,024,835	13.62%	84.8%	20,033,212	23.05
	7,525,992	100.00%	84.2%	$148,427,084	$23.42
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2015. This amount reflects total base rent before any rent abatements as of June 30, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2015 for the twelve months ending June 30, 2016 are approximately $15.7 million, or $2.48 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at June 30, 2015, plus currently available space, for the remainder of 2015, each of the nine calendar years beginning January 1, 2016 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2015	168,453	2.7%	$3,984,607	2.7%	$23.65	$23.67
2016	240,537	3.8%	5,335,588	3.6%	22.18	22.43
2017	483,126	7.6%	12,677,244	8.5%	26.24	27.93
2018	629,349	9.9%	11,132,755	7.5%	17.69	18.64
2019	469,462	7.4%	12,433,107	8.4%	26.48	30.55
2020	295,330	4.7%	7,314,980	4.9%	24.77	29.09
2021	355,544	5.6%	8,498,578	5.7%	23.90	28.83
2022	813,884	12.8%	20,109,532	13.6%	24.71	30.78
2023	711,419	11.2%	15,874,532	10.7%	22.31	29.21
2024	383,967	6.1%	9,173,191	6.2%	23.89	31.02
Thereafter	1,786,541	28.2%	41,892,970	28.2%	23.45	33.47
Total expiring leases	6,337,612	100.0%	$148,427,084	100.0%	$23.42	$29.24
Currently available	1,188,380
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2015. This amount reflects total base rent before any rent abatements as of June 30, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2015 for the twelve months ending June 30, 2016 are approximately $15.7 million, or $2.48 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the six months ended June 30, 2015. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the six months ended June 30, 2015:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2014	6,247,953	83.0%
Expirations	(705,033)	(9.4)%
New leases	233,401	3.1%
Renewals	561,291	7.5%
Leased square feet as of June 30, 2015	6,337,612	84.2%

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

Contributions from Brookfield DTLA Holdings—

During the six months ended June 30, 2015 and 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has made a commitment to contribute up to $260 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $118 million over the next ten years, with the majority (approximately $92 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

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

Distributions to Brookfield DTLA Holdings—

During the six months ended June 30, 2015, the Company made no cash distributions to Brookfield DTLA Holdings. During the year ended December 31, 2014, the Company made cash distributions to Brookfield DTLA Holdings totaling $220.0 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, using proceeds from the refinancing of EY Plaza and BOA Plaza.

Indebtedness

As of June 30, 2015, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of June 30, 2015 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,408.0	66.49%	5.04%	4 years
Variable-rate swapped to fixed-rate	185.0	8.73%	3.93%	5 years
Variable-rate	525.0	24.78%	1.98%	2 years
	$2,118.0	100.00%	4.18%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2015 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	1.99%	12/1/2016	$290,000	$5,851
777 Tower (3)	1.89%	11/1/2018	200,000	3,833
Figueroa at 7th (4)	2.44%	9/10/2017	35,000	864
Total variable-rate loans			525,000	10,548

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			710,000	17,916

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,118,000	$89,802
Less: debt discounts			4,934
Total debt, net			$2,113,066
__________

(1)	Assuming no payment has been made in advance of its due date.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.71 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.56 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to June 30, 2014

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30, 2015	June 30, 2014
Revenue:
Rental income	$39.2	$38.1	$1.1	3%
Tenant reimbursements	23.6	25.3	(1.7)	(7)%
Parking	8.8	8.3	0.5	6%
Interest and other	5.8	2.7	3.1	115%
Total revenue	77.4	74.4	3.0	4%

Expenses:
Rental property operating and maintenance	24.0	23.2	0.8	3%
Real estate taxes	9.5	9.8	(0.3)	(3)%
Parking	1.9	1.7	0.2	12%
Other expense	1.1	0.7	0.4	57%
Depreciation and amortization	24.0	28.1	(4.1)	(15)%
Interest	23.6	22.3	1.3	6%
Total expenses	84.1	85.8	(1.7)	(2)%
Net loss	$(6.7)	$(11.4)	$4.7

Rental Income

Rental income increased $1.1 million, or 3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of higher lease rates.

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $1.7 million, or 7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of a $1.1 million adjustment recorded during the three months ended June 30, 2014 for which there was no comparable activity during 2015.

Interest and Other Revenue

Interest and other revenue increased $3.1 million, or 115%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, mainly as a result of a $3.5 million recovery received during the second quarter of 2015 related to a property disposed of by MPG prior to the merger.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Expense

Other expense increased $0.4 million, or 57%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to higher marketing expense at Figueroa at 7th.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $4.1 million, or 15%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, largely as a result of a decrease in amortization of acquired in-place lease and tenant relationship intangible assets.

Interest Expense

Interest expense increased $1.3 million, or 6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the refinancing of BOA Plaza in August 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2015 to June 30, 2014

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30, 2015	June 30, 2014
Revenue:
Rental income	$78.0	$75.7	$2.3	3%
Tenant reimbursements	45.2	45.6	(0.4)	(1)%
Parking	17.5	16.7	0.8	5%
Interest and other	10.2	5.0	5.2	104%
Total revenue	150.9	143.0	7.9	6%

Expenses:
Rental property operating and maintenance	46.2	47.6	(1.4)	(3)%
Real estate taxes	19.5	18.9	0.6	3%
Parking	3.8	3.4	0.4	12%
Other expense	1.4	0.9	0.5	53%
Depreciation and amortization	48.6	54.1	(5.5)	(10)%
Interest	47.2	44.8	2.4	5%
Total expenses	166.7	169.7	(3.0)	(2)%
Net loss	$(15.8)	$(26.7)	$10.9

Rental Income

Rental income increased $2.3 million, or 3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily as a result of higher lease rates.

Interest and Other Revenue

Interest and other revenue increased $5.2 million, or 104%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, mainly as a result of a $3.5 million recovery received related to a property disposed of by MPG prior to the merger and lease termination revenue in 2015 totaling $2 million.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased $1.4 million, or 3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as a result of lower utility and insurance costs combined with a reduction in property administration costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Expense

Other expense increased $0.5 million, or 53%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, due to higher marketing expense at Figueroa at 7th.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $5.5 million, or 10%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, largely as a result of a decrease in amortization of acquired in-place lease and tenant relationship intangible assets.

Interest Expense

Interest expense increased $2.4 million, or 5%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the refinancing of BOA Plaza in August 2014.

Cash Flow

The following summary discussion of Brookfield DTLA’s cash flow is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flow for the periods presented below.

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2015	June 30, 2014
	(In thousands)
Net cash provided by operating activities	$27,661	$18,771	$8,890
Net cash used in investing activities	(38,841)	(19,415)	19,426
Net cash used in financing activities	(32)	(72,340)	(72,308)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the six months ended June 30, 2015 totaled $27.7 million, compared to net cash provided by operating activities of $18.8 million during the six months ended June 30, 2014. The $8.9 million increase is primarily related to cash generated by operations during 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $38.8 million during the six months ended June 30, 2015, compared to net cash used in investing activities of $19.4 million during the six months ended June 30, 2014, as a result of increased expenditures for improvements to its properties during 2015 as well as deposits to restricted cash held by the lender made in connection with the assumption of the Wells Fargo Center–North Tower mortgage loan.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities was de minimus during the six months ended June 30, 2015, compared to net cash used in financing activities of $72.3 million during the six months ended June 30, 2014. A distribution totaling $70.0 million made to Brookfield DTLA Holdings related to the senior participating preferred interest during the six months ended June 30, 2014 was the primary component of the cash outflow for financing activities.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of June 30, 2015 and December 31, 2014, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2015, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Principal payments on mortgage loans	$311	$751,831	$589,026	$204,232	$4,449	$568,151	$2,118,000
Interest payments –
Fixed-rate debt (1)	36,238	62,866	24,781	16,425	16,425	76,770	233,505
Variable-rate swapped to fixed-rate debt	3,694	7,306	7,130	6,985	6,784	6,314	38,213
Variable-rate debt (2)	5,318	10,096	4,432	3,203	—	—	23,049
Tenant-related commitments (3)	28,759	22,573	26,290	9,560	546	16,564	104,292
	$74,320	$854,672	$651,659	$240,405	$28,204	$667,799	$2,517,059
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2015 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with Brookfield Properties Management LLC, an affiliate of BPO, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC an asset management fee, which is calculated based on 0.75% of the capital contributed to Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Property management fee expense	$1,933	$2,138	$3,836	$4,017
Asset management fee expense	1,544	1,523	3,067	3,029
General, administrative and reimbursable expenses	737	609	1,286	1,310
Leasing and construction management fees	749	1,013	3,528	1,685

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

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Insurance expense	$2,198	$2,463	$4,345	$3,767

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended June 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of ASU 2015-02 on Brookfield DTLA’s consolidated financial statements.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Counsel for the parties have reached an agreement to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiffs’ counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. The agreement is subject to a number of conditions precedent, further documentation, and approval of the Maryland State Court, after notice to the class. The parties entered into a Memorandum of Understanding (the “MOU”) on March 30, 2015 memorializing the agreement to settle the Preferred Stock Actions, which has been filed with the Maryland State Court. A copy of the MOU was filed with Brookfield DTLA’s Annual Report on Form 10-K as Exhibit 99.1.

On June 1, 2015, the parties filed, with the Maryland State Court, a joint motion for preliminary approval of the settlement (“Joint Motion”) and a Stipulation and Agreement of Compromise and Settlement entered into by the parties on May 29, 2015 (the “Stipulation”), together with ancillary documents. In the Stipulation, plaintiff’s counsel stated, among other things, that it intends to petition the Maryland State Court for an award of attorneys’ fees and expenses of up to $5,250,000. On July 31, 2015, the parties filed a supplemental brief in support of their Joint Motion and amended form of notice to the class.

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

•
Failure to realize the anticipated benefits and synergies of the transactions contemplated by the Merger Agreement, including as a result of an increase in costs associated with integration or difficulty in integrating the businesses of Brookfield DTLA, BOA Plaza and EY Plaza and their respective subsidiaries, and MPG;

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2015, the cumulative amount of unpaid dividends totaled $125.2 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 14, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 14, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
August 14, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of August 14, 2015

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL SCHULMAN
Paul Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)