Form 10-Q
period 2015-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2015-11-12
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of November 12, 2015, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and 2014	4
	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the nine months ended September 30, 2015 and 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44
Item 4.	Controls and Procedures.	44

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	45
Item 1A.	Risk Factors.	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49
Item 3.	Defaults Upon Senior Securities.	50
Item 4.	Mine Safety Disclosures.	50
Item 5.	Other Information.	50
Item 6.	Exhibits.	50
Signatures		51

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2015	December 31, 2014

ASSETS
Investments in real estate:
Land	$227,555	$229,555
Buildings and improvements	2,159,736	2,155,040
Tenant improvements	264,969	234,827
	2,652,260	2,619,422
Less: accumulated depreciation	239,276	189,108
Investments in real estate, net	2,412,984	2,430,314

Cash and cash equivalents	108,762	125,004
Restricted cash	57,351	47,118
Rents, deferred rents and other receivables, net	86,036	74,332
Due from affiliates, net	939	—
Intangible assets, net	105,455	125,827
Deferred charges, net	71,767	63,825
Prepaid and other assets, net	3,719	11,516
Total assets	$2,847,013	$2,877,936

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,114,031	$2,111,135
Accounts payable and other liabilities	88,894	85,125
Due to affiliates, net	—	2,749
Intangible liabilities, net	31,729	37,725
Total liabilities	$2,234,654	$2,236,734

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	September 30, 2015	December 31, 2014

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2015 and December 31, 2014	$371,560	$357,649
Noncontrolling Interests:
Series A-1 preferred interest	344,780	331,871
Senior participating preferred interest	54,976	50,080
Total mezzanine equity	771,316	739,600

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(164,435)	(137,339)
Accumulated other comprehensive loss	(3,833)	(2,066)
Noncontrolling interest – Series B common interest	(182,399)	(150,703)
Total stockholders’ deficit	(158,957)	(98,398)
Total liabilities and deficit	$2,847,013	$2,877,936

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Revenue:
Rental income	$41,211	$38,232	$119,200	$113,983
Tenant reimbursements	21,545	25,062	66,756	70,671
Parking	8,746	8,790	26,238	25,452
Interest and other	3,059	3,613	13,313	8,626
Total revenue	74,561	75,697	225,507	218,732

Expenses:
Rental property operating and maintenance	24,893	25,817	71,106	73,426
Real estate taxes	6,934	9,746	26,412	28,602
Parking	2,119	1,903	5,948	5,352
Other expense	405	1,289	1,773	2,233
Depreciation and amortization	25,618	28,399	74,191	82,509
Interest	23,939	23,447	71,213	68,238
Total expenses	83,908	90,601	250,643	260,360

Net loss	(9,347)	(14,904)	(25,136)	(41,628)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	12,909	12,909
Senior participating preferred interest – current dividends	608	2,232	1,792	9,467
Senior participating preferred interest – redemption measurement adjustment	804	97	3,104	1,225
Series B common interest – allocation of net loss	(10,310)	(13,699)	(29,756)	(41,422)
Net loss attributable to Brookfield DTLA	(4,752)	(7,837)	(13,185)	(23,807)
Series A preferred stock – current dividends	4,637	4,637	13,911	13,911
Net loss available to common interest holders of Brookfield DTLA	$(9,389)	$(12,474)	$(27,096)	$(37,718)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Net loss	$(9,347)	$(14,904)	$(25,136)	$(41,628)

Other comprehensive loss:
Derivative transactions:
Derivative holding (losses) gains	(3,579)	882	(3,707)	(2,993)

Comprehensive loss	(12,926)	(14,022)	(28,843)	(44,621)
Comprehensive loss attributable to noncontrolling interests	6,468	6,605	13,891	19,388
Comprehensive loss available to common interest holders of Brookfield DTLA	$(6,458)	$(7,417)	$(14,952)	$(25,233)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(13,185)		(11,951)	(25,136)
Other comprehensive loss					(1,767)	(1,940)	(3,707)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(13,911)		(17,805)	(31,716)
Balance, September 30, 2015	1,000	$—	$191,710	$(164,435)	$(3,833)	$(182,399)	$(158,957)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(23,807)		(17,821)	(41,628)
Other comprehensive loss					(1,426)	(1,567)	(2,993)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(13,911)		(23,601)	(37,512)
Balance, September 30, 2014	1,000	$—	$191,710	$(126,895)	$(946)	$(138,003)	$(74,134)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014
Cash flows from operating activities:
Net loss	$(25,136)	$(41,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of land held for investment	(28)	—
Depreciation and amortization	74,191	82,509
Provision for doubtful accounts	72	—
Amortization of below-market leases/ above-market leases	(2,214)	(1,722)
Straight-line rent amortization	(14,036)	(16,631)
Amortization of tenant inducements	1,916	854
Amortization of debt discounts	2,896	3,394
Amortization of deferred financing costs	901	950
Changes in assets and liabilities:
Rents, deferred rents and other receivables	343	(8,582)
Due (from) to affiliates, net	(3,688)	8,485
Deferred charges	(16,243)	(5,973)
Prepaid and other assets	7,797	10,316
Accounts payable and other liabilities	5,978	8,102
Net cash provided by operating activities	32,749	40,074
Cash flows from investing activities:
Proceeds from sale of land held for investment	2,028	—
Expenditures for improvements to real estate	(40,743)	(26,586)
Increase in restricted cash	(10,233)	(15,746)
Net cash used in investing activities	(48,948)	(42,332)
Cash flows from financing activities:
Proceeds from mortgage loans	—	435,000
Principal payments on mortgage loans	—	(214,512)
Distributions to senior participating preferred interest	—	(207,231)
Dividends paid to senior participating preferred interest	—	(12,769)
Due to affiliates	—	(25,000)
Financing fees paid	(43)	(1,288)
Net cash used in financing activities	(43)	(25,800)
Net change in cash and cash equivalents	(16,242)	(28,058)
Cash and cash equivalents at beginning of period	125,004	196,071
Cash and cash equivalents at end of period	$108,762	$168,013

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,425	$64,378

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$12,633	$19,091
Accrual for deferred leasing costs	5,257	2,656
Decrease in fair value of interest rate swap	(3,707)	(2,993)

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

Reclassifications

We had reported $220,000 of distributions to Brookfield DTLA Holdings in the condensed consolidated statement of cash flows for the nine months ended September 30, 2014. We have reclassified this total to show $207,231 as distributions to senior participating preferred interest and $12,769 as dividends paid to senior participating preferred interest so as to conform to the 2015 presentation.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of September 30, 2015 and December 31, 2014, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. Brookfield DTLA’s 2013 tax period and 2014 tax year remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2011 and 2012 tax years as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Allowance for doubtful accounts	$454	$382
Accumulated amortization of tenant inducements	5,794	3,878

Brookfield DTLA recorded a $0.2 million provision for doubtful accounts during the three months ended September 30, 2015 and no provision for doubtful accounts during the three months ended September 30, 2014. Brookfield DTLA recorded a provision for doubtful accounts of $0.1 million during the nine months ended September 30, 2015 and no provision for doubtful accounts during the nine months ended September 30, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	91,248	70,876
Intangible assets, net	$105,455	$125,827

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	44,615	38,619
Intangible liabilities, net	$31,729	$37,725

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Rental income	$943	$474	$2,214	$1,722
Depreciation and amortization expense	5,819	6,143	16,591	22,626

As of September 30, 2015, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2015, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities
Remainder of 2015	$3,733	$2,012	$1,523
2016	13,438	7,633	5,521
2017	10,335	6,293	4,870
2018	7,608	5,196	4,064
2019	6,511	4,361	3,639
Thereafter	20,925	17,410	12,112
	$62,550	$42,905	$31,729

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Accumulated amortization of leasing costs	$35,702	$28,270
Accumulated amortization of deferred financing costs	2,009	1,108

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	Sept. 30, 2015	Dec. 31, 2014
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	2.00%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.90%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.45%	35,000	35,000
Total variable-rate loans			525,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	185,000	185,000
Total floating-rate debt			710,000	710,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Total fixed-rate debt			1,408,000	1,408,000

Total debt			2,118,000	2,118,000
Less: debt discounts			3,969	6,865
Total debt, net			$2,114,031	$2,111,135
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

Debt Maturities

As of September 30, 2015, our debt to be repaid during the remainder of 2015, the next four years and thereafter is as follows (in thousands):

Remainder of 2015	$311
2016	751,831
2017	589,026
2018	204,232
2019	4,449
Thereafter	568,151
$2,118,000

As of September 30, 2015, $220.0 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $290.0 million may be prepaid with prepayment penalties, $200.0 million is locked out from prepayment until November 1, 2015, and $400.0 million locked out from defeasance until September 30, 2016.

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the $458.0 million mortgage loan secured by Gas Company Tower on or about its August 11, 2016 maturity with new debt with a target leverage ratio of approximately 60% to 65%. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April 2014, October 2014, April 2015 and October 2015, respectively.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of September 30, 2015 and December 31, 2014. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

During the year ended December 31, 2014, the Company paid distributions and dividends totaling $220.0 million to Brookfield DTLA Holdings related to the senior participating preferred interest using proceeds from the refinancing of EY Plaza and BOA Plaza. Other than these distributions, Brookfield DTLA has not paid any cash dividends in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Series A Preferred Stock

As of September 30, 2015 and December 31, 2014, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

No dividends were declared on the Series A preferred stock during the nine months ended September 30, 2015 and 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of September 30, 2015, the cumulative amount of unpaid dividends totals $128.3 million and has been reflected in the carrying amount of the Series A preferred stock.

On October 28, 2015, the Maryland State Court issued an order granting final approval of the settlement of litigation involving the Series A preferred stock. As part of the settlement, holders of record will receive a payment of $2.25 per share of Series A preferred stock. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. See Note 13 “Commitments and Contingencies—Litigation—Merger-Related Litigation” for additional information regarding the dividend payment.

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

As of September 30, 2015, the Series A preferred stock is reported at its redemption value of $371.6 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through September 30, 2015.

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

As of September 30, 2015, the Series A-1 preferred interest is reported at its redemption value of $344.8 million calculated using its liquidation value of $225.7 million plus $119.1 million of accumulated and unpaid dividends on such Series A-1 preferred interest through September 30, 2015.

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

As of September 30, 2015, the senior participating preferred interest is reported at its redemption value of $55.0 million calculated using the value of the preferred and participating interests totaling $52.4 million plus $2.6 million of accumulated and unpaid dividends on the preferred interest through September 30, 2015.

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the nine months ended September 30, 2015 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2014	9,730,370	$357,649	$331,871	$50,080	$739,600
Current dividends		13,911	12,909	1,792	28,612
Redemption measurement adjustment				3,104	3,104
Balance, September 30, 2015	9,730,370	$371,560	$344,780	$54,976	$771,316

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

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Balance at beginning of period	$(4,465)	$(2,868)	$(4,337)	$1,007
Other comprehensive (loss) gain before reclassifications	(3,579)	882	(3,707)	(2,993)
Amounts reclassified from accumulated other comprehensive (loss) gain	—	—	—	—
Net current-period other comprehensive (loss) gain	(3,579)	882	(3,707)	(2,993)
Balance at end of period	$(8,044)	$(1,986)	$(8,044)	$(1,986)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
September 30, 2015	$(8,044)	$—	$(8,044)	$—
December 31, 2014	(4,337)	—	(4,337)	—

Interest rate caps at:
September 30, 2015	$13	$—	$13	$—
December 31, 2014	190	—	190	—

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	September 30, 2015	December 31, 2014
Derivatives designated as cash flow hedging instruments:
Interest rate swap liability	$(8,044)	$(4,337)

The interest rate swap liability is included in accounts payable and other liabilities in the condensed consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Loss Recognized in AOCL	Amount of Loss Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the nine months ended:
September 30, 2015	$(3,707)	$—
September 30, 2014	(2,993)	—

Interest Rate Swap—

As of September 30, 2015 and December 31, 2014, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	September 30, 2015	December 31, 2014
Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	September 30, 2015	December 31, 2014
Estimated fair value	$2,122,119	$2,133,158
Carrying amount	2,118,000	2,118,000

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Property management fee expense	$1,843	$2,173	$5,679	$6,190
Asset management fee expense	1,578	1,540	4,645	4,569
General, administrative and reimbursable expenses	664	586	1,950	1,896
Leasing and construction management fees	2,436	274	5,964	1,959

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

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Insurance expense	$2,172	$2,485	$6,517	$6,252

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

The plaintiffs in the seven lawsuits sought an injunction against the merger, rescission or rescissory damages in the event the merger was consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding, regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by the defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000. After a hearing on June 4, 2014, the California State Court granted plaintiffs’ motion for final approval of the settlement, and entered a Final Order and Judgment, awarding the plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $475,000, which was paid by MPG Office LLC on June 18, 2014. BPO is seeking reimbursement for the settlement payment from MPG’s insurers.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied the plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. On October 21, 2014, the parties sent a joint letter to the Maryland State Court stating that since the June 18 meeting, the parties have commenced discussions towards a possible resolution of the lawsuit, requesting that the court temporarily refrain from deciding the pending motion to dismiss to facilitate the discussions.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On March 30, 2015, the plaintiff in the Cohen Action and the defendants entered into a memorandum of understanding setting forth an agreement in principle to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends (the “Dividend Payment”) to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiff’s counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged.

On August 18, 2015, the Maryland State Court entered an order preliminarily approving the settlement and scheduling a fairness hearing for October 27, 2015. On September 28, 2015, the plaintiff filed a motion for final certification of the settlement class, final approval of the class action settlement and approval of attorneys’ fees and reimbursement of expenses, seeking a total fee and expense award of $5,250,000. The Company submitted its opposition to the plaintiff’s fee application on October 13, 2015.

On October 16, 2015, the plaintiff filed a motion seeking discovery related to the valuation of the Dividend Payment in connection with its fee application and served related discovery requests on the defendants. On October 23, 2015, the defendants filed their opposition to this motion and a motion for a protective order precluding discovery. On October 27, 2015, the Maryland State Court held a hearing to decide whether to grant final approval of the settlement and to rule on the parties’ discovery motions. At the hearing, the Maryland State Court ordered limited discovery to occur prior to ruling on the fee application. Once that discovery has been completed, the plaintiff will file a reply brief in support of its fee application, and the Maryland State Court will decide the issue.

On October 28, 2015, the Maryland State Court issued an order granting final approval of the Dividend Payment. The time to appeal the order will expire on November 30, 2015, after which a record date will be set by the Company for the Dividend Payment to be made, and payment will be made 20 days thereafter.

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

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations; and	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings.	•	Payments in connection with loans;
		•	Dividend payment in connection with legal settlement; and
		•	Distributions to Brookfield DTLA Holdings.

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2015 and December 31, 2014, Brookfield DTLA had cash and cash equivalents totaling $108.8 million and $125.0 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of September 30, 2015:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.2%	$31,055,001	$23.71
Wells Fargo Center–North Tower	1,400,639	18.61%	81.5%	28,840,235	25.26
Gas Company Tower	1,345,163	17.87%	88.2%	27,088,810	22.84
EY Plaza	1,224,967	16.28%	88.2%	24,026,139	22.23
Wells Fargo Center–South Tower	1,124,960	14.95%	74.7%	20,774,683	24.71
777 Tower	1,024,835	13.62%	85.6%	20,371,571	23.23
	7,525,992	100.00%	85.5%	$152,156,439	$23.64
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2015. This amount reflects total base rent before any rent abatements as of September 30, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2015 for the twelve months ending September 30, 2016 are approximately $18.4 million, or $2.86 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at September 30, 2015, plus currently available space, for the remainder of 2015, each of the nine calendar years beginning January 1, 2016 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2015	23,495	0.4%	$463,644	0.3%	$19.73	$19.73
2016	205,405	3.2%	4,456,303	2.9%	21.70	21.83
2017	466,139	7.2%	12,462,441	8.2%	26.74	27.96
2018	669,263	10.4%	12,138,169	8.0%	18.14	19.12
2019	469,462	7.3%	12,474,008	8.2%	26.57	30.55
2020	317,351	4.9%	7,975,832	5.2%	25.13	29.36
2021	387,557	6.0%	9,359,281	6.2%	24.15	29.04
2022	817,864	12.7%	20,360,631	13.4%	24.89	30.80
2023	711,419	11.1%	16,114,457	10.6%	22.65	29.21
2024	391,045	6.1%	9,441,744	6.2%	24.14	31.04
Thereafter	1,977,539	30.7%	46,909,929	30.8%	23.72	33.48
Total expiring leases	6,436,539	100.0%	$152,156,439	100.0%	$23.64	$29.52
Currently available	1,089,453
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2015. This amount reflects total base rent before any rent abatements as of September 30, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2015 for the twelve months ending September 30, 2016 are approximately $18.4 million, or $2.86 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the nine months ended September 30, 2015. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the nine months ended September 30, 2015:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2014	6,247,953	83.0%
Expirations	(923,181)	(12.3)%
New leases	361,082	4.8%
Renewals	750,685	10.0%
Leased square feet as of September 30, 2015	6,436,539	85.5%

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

Contributions from Brookfield DTLA Holdings—

During the nine months ended September 30, 2015 and 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has made a commitment to contribute up to $260 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $147 million over the next ten years, with the majority (approximately $115 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

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

Distributions to Brookfield DTLA Holdings—

During the nine months ended September 30, 2015, the Company made no cash distributions to Brookfield DTLA Holdings. During the year ended December 31, 2014, the Company paid distributions and dividends totaling $220.0 million to Brookfield DTLA Holdings related to the senior participating preferred interest using proceeds from the refinancing of EY Plaza and BOA Plaza.

Dividend Payment in Connection with Legal Settlement—

On October 28, 2015, the Maryland State Court issued an order granting final approval of the settlement of litigation involving the Series A preferred stock. As part of the settlement, holders of record will receive a payment of $2.25 per share of Series A preferred stock. The amount of the dividend payment totals $21.9 million based on 9,730,370 shares outstanding as of September 30, 2015. The Company expects to pay the dividend using cash on hand during the fourth quarter of 2015. See Part II, Item 1. “Legal Proceedings—Merger‑Related Litigation” for additional information regarding the dividend payment.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of September 30, 2015, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of September 30, 2015 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity
Fixed-rate	$1,408.0	66.49%	5.04%	3 years
Variable-rate swapped to fixed-rate	185.0	8.73%	3.93%	5 years
Variable-rate	525.0	24.78%	1.99%	2 years
	$2,118.0	100.00%	4.18%	3 years

Certain information with respect to our indebtedness as of September 30, 2015 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	2.00%	12/1/2016	$290,000	$5,881
777 Tower (3)	1.90%	11/1/2018	200,000	3,853
Figueroa at 7th (4)	2.45%	9/10/2017	35,000	870
Total variable-rate loans			525,000	10,604

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	185,000	7,368
Total floating-rate debt			710,000	17,972

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,118,000	$89,858
Less: debt discounts			3,969
Total debt, net			$2,114,031
__________

(1)	Assuming no payment has been made in advance of its due date.

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

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the $458.0 million mortgage loan secured by Gas Company Tower on or about its August 11, 2016 maturity with new debt with a target leverage ratio of approximately 60% to 65%. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with loan assumption, Brookfield DTLA Holdings agreed to deposit a total of $10.0 million into a collateral reserve account held by the lender, of which $5.0 million was deposited when the loan was assumed during 2013 and $1.25 million was funded by Brookfield DTLA in April 2014, October 2014, April 2015 and October 2015, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to September 30, 2014

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	Sept. 30, 2015	Sept. 30, 2014
Revenue:
Rental income	$41.2	$38.2	$3.0	8%
Tenant reimbursements	21.6	25.1	(3.5)	(14)%
Parking	8.7	8.8	(0.1)	(1)%
Interest and other	3.1	3.6	(0.5)	(14)%
Total revenue	74.6	75.7	(1.1)	(1)%

Expenses:
Rental property operating and maintenance	24.9	25.8	(0.9)	(3)%
Real estate taxes	6.9	9.7	(2.8)	(29)%
Parking	2.1	1.9	0.2	11%
Other expense	0.4	1.3	(0.9)	(70)%
Depreciation and amortization	25.6	28.4	(2.8)	(10)%
Interest	24.0	23.5	0.5	2%
Total expenses	83.9	90.6	(6.7)	(7)%
Net loss	$(9.3)	$(14.9)	$5.6

Rental Income

Rental income increased $3.0 million, or 8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of higher lease rates as well as an increase in occupancy from 82.0% to 85.5%.

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $3.5 million, or 14%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of a decrease in real estate tax expense passed through to tenants.

Interest and Other Revenue

Interest and other revenue decreased $0.5 million, or 14%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, mainly as a result of a decrease in lease termination income.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Taxes Expense

Real estate taxes expense decreased $2.8 million, or 29%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to adjusted property tax assessments that were received during the third quarter of 2015 related to the MPG properties acquired in 2013.

Other Expense

Other expense decreased $0.9 million, or 70%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to nonrecoverable administrative expenses and bad debt expense in 2014 for which there was no comparable activity during 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.8 million, or 10%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, largely as a result of a decrease in amortization of acquired in-place lease and tenant relationship intangible assets.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	Sept. 30, 2015	Sept. 30, 2014
Revenue:
Rental income	$119.2	$114.0	$5.2	5%
Tenant reimbursements	66.8	70.7	(3.9)	(6)%
Parking	26.2	25.4	0.8	3%
Interest and other	13.3	8.6	4.7	54%
Total revenue	225.5	218.7	6.8	3%

Expenses:
Rental property operating and maintenance	71.1	73.4	(2.3)	(3)%
Real estate taxes	26.4	28.6	(2.2)	(8)%
Parking	5.9	5.4	0.5	9%
Other expense	1.8	2.2	(0.4)	(18)%
Depreciation and amortization	74.2	82.5	(8.3)	(10)%
Interest	71.2	68.2	3.0	4%
Total expenses	250.6	260.3	(9.7)	(4)%
Net loss	$(25.1)	$(41.6)	$16.5

Rental Income

Rental income increased $5.2 million, or 5%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of higher lease rates as well as an increase in occupancy from 82.0% to 85.5%.

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $3.9 million, or 6%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of a decrease in real estate tax expense passed through to tenants.

Interest and Other Revenue

Interest and other revenue increased $4.7 million, or 54%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, mainly as a result of a $3.5 million recovery received related to a property disposed of by MPG prior to the merger and higher lease termination revenue in 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased $2.3 million, or 3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of lower utility and insurance costs.

Real Estate Taxes Expense

Real estate taxes expense decreased $2.2 million, or 8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to adjusted property tax assessments that were received during the third quarter of 2015 related to the MPG properties acquired in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $8.3 million, or 10%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, largely as a result of a decrease in amortization of acquired in-place lease and tenant relationship intangible assets.

Interest Expense

Interest expense increased $3.0 million, or 4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the refinancing of BOA Plaza in August 2014.

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

	For the Nine Months Ended		Increase/ (Decrease)
	Sept. 30, 2015	Sept. 30, 2014
	(In thousands)
Net cash provided by operating activities	$32,749	$40,074	$(7,325)
Net cash used in investing activities	(48,948)	(42,332)	6,616
Net cash used in financing activities	(43)	(25,800)	(25,757)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2015 totaled $32.7 million, compared to net cash provided by operating activities of $40.1 million during the nine months ended September 30, 2014. The $7.3 million decrease is primarily related to increases in cash used for deferred charges of $10.3 million and changes in affiliate balances of $12.2 million, which were partially offset by increases in net rental revenue.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $48.9 million during the nine months ended September 30, 2015, compared to net cash used in investing activities of $42.3 million during the nine months ended September 30, 2014, as a result of increased expenditures for improvements to its properties during 2015 that were partially offset by reduced deposits to restricted cash and cash received upon the sale of land held for investment.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities was de minimus during the nine months ended September 30, 2015, compared to net cash used in financing activities of $25.8 million during the nine months ended September 30, 2014. Distributions and dividends paid totaling $220.0 million to Brookfield DTLA Holdings related to the senior participating preferred interest and the repayment of the $25.0 million intercompany loan, partially offset by proceeds from the refinancing of BOA Plaza and the financing of Figueroa at 7th during the nine months ended September 30, 2014 were the primary components of the cash outflow for financing activities during 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of September 30, 2015 and December 31, 2014, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2015, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Principal payments on mortgage loans	$311	$751,831	$589,026	$204,232	$4,449	$568,151	$2,118,000
Interest payments –
Fixed-rate debt (1)	18,120	62,866	24,781	16,425	16,425	76,770	215,387
Variable-rate swapped to fixed-rate debt	1,838	7,306	7,130	6,985	6,784	6,314	36,357
Variable-rate debt (2)	2,672	10,150	4,456	3,220	—	—	20,498
Tenant-related commitments (3)	23,991	42,470	24,444	9,560	546	15,180	116,191
	$46,932	$874,623	$649,837	$240,422	$28,204	$666,415	$2,506,433
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of September 30, 2015 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2015.

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Property management fee expense	$1,843	$2,173	$5,679	$6,190
Asset management fee expense	1,578	1,540	4,645	4,569
General, administrative and reimbursable expenses	664	586	1,950	1,896
Leasing and construction management fees	2,436	274	5,964	1,959

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

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Insurance expense	$2,172	$2,485	$6,517	$6,252

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended September 30, 2015.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

The plaintiffs in the seven lawsuits sought an injunction against the merger, rescission or rescissory damages in the event the merger was consummated, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

On July 10, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, the Brookfield Parties and the other named defendants in the Common Stock Actions signed a memorandum of understanding, regarding a proposed settlement of all claims asserted therein. The parties subsequently entered into a stipulation of settlement dated November 21, 2013 providing for the release of all asserted claims, additional disclosures by MPG concerning the merger made prior to the merger’s approval, and the payment, by the defendants, of an award of attorneys’ fees and expenses in an amount not to exceed $475,000. After a hearing on June 4, 2014, the California State Court granted plaintiffs’ motion for final approval of the settlement, and entered a Final Order and Judgment, awarding the plaintiffs’ counsel’s attorneys’ fees and expenses in the amount of $475,000, which was paid by MPG Office LLC on June 18, 2014. BPO is seeking reimbursement for the settlement payment from MPG’s insurers.

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied the plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. On October 21, 2014, the parties sent a joint letter to the Maryland State Court stating that since the June 18 meeting, the parties have commenced discussions towards a possible resolution of the lawsuit, requesting that the court temporarily refrain from deciding the pending motion to dismiss to facilitate the discussions.

On March 30, 2015, the plaintiff in the Cohen Action and the defendants entered into a memorandum of understanding setting forth an agreement in principle to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends (the “Dividend Payment”) to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiff’s counsel. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged.

On August 18, 2015, the Maryland State Court entered an order preliminarily approving the settlement and scheduling a fairness hearing for October 27, 2015. On September 28, 2015, the plaintiff filed a motion for final certification of the settlement class, final approval of the class action settlement and approval of attorneys’ fees and reimbursement of expenses, seeking a total fee and expense award of $5,250,000. The Company submitted its opposition to the plaintiff’s fee application on October 13, 2015.

On October 16, 2015, the plaintiff filed a motion seeking discovery related to the valuation of the Dividend Payment in connection with its fee application and served related discovery requests on the defendants. On October 23, 2015, the defendants filed their opposition to this motion and a motion for a protective order precluding discovery. On October 27, 2015, the Maryland State Court held a hearing to decide whether to grant final approval of the settlement and to rule on the parties’ discovery motions. At the hearing, the Maryland State Court ordered limited discovery to occur prior to ruling on the fee application. Once that discovery has been completed, the plaintiff will file a reply brief in support of its fee application, and the Maryland State Court will decide the issue.

On October 28, 2015, the Maryland State Court issued an order granting final approval of the Dividend Payment. The time to appeal the order will expire on November 30, 2015, after which a record date will be set by the Company for the Dividend Payment to be made, and payment will be made 20 days thereafter.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2015, the cumulative amount of unpaid dividends totaled $129.8 million.

On October 28, 2015, the Maryland State Court issued an order granting final approval of the settlement of litigation involving the Series A preferred stock. As part of the settlement, holders of record will receive a payment of $2.25 per share of Series A preferred stock. The dividend will reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock will otherwise remain unchanged. See Item 1. “Legal Proceedings—Merger‑Related Litigation” for additional information regarding the dividend payment.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 12, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 12, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
November 12, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of November 12, 2015

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)