Form 10-K
period 2015-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2016-03-28
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2015 was $0.
As of March 25, 2016, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income. Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes.

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the year ended December 31, 2015.

During the year ended December 31, 2015, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 98% of Brookfield DTLA’s consolidated revenue during the year ended December 31, 2015.

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

Insurance

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $350.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties.

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

Employees

As of December 31, 2015, Brookfield DTLA had no employees. The operations of Brookfield DTLA are managed by employees of BPO.

Corporate Offices

BPO owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, New York 10281, telephone number 212-417-7000. Brookfield DTLA believes that BPO’s current facilities are adequate for Brookfield DTLA’s present needs.

Available Information

Brookfield DTLA files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at www.sec.gov. We have included the web address of the SEC as an inactive textual reference only. Except as specifically incorporated by reference into this document, information on this website is not part of this document. Stockholders may also obtain a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports by sending a written request to that effect to the attention of Michelle L. Campbell, Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

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

•
Failure to realize the anticipated benefits and synergies of the transactions contemplated by the Merger Agreement, including as a result of an increase in costs associated with integration or difficulty in integrating the businesses of Brookfield DTLA, the Predecessor Entities and their respective subsidiaries, and MPG;

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

The following is a discussion of the risk factors that Brookfield DTLA’s management believes are material to Brookfield DTLA at this time. These risks and uncertainties are not the only ones facing Brookfield DTLA and there may be additional matters that Brookfield DTLA is unaware of or that Brookfield DTLA currently considers immaterial. In addition to the other information included in this Annual Report on Form 10-K, including the matters addressed above, you should carefully consider the following risk factors. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A preferred stock issued in connection with the MPG acquisition could decline and stockholders could lose part or all of their investment.

As used in this section, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA together with its direct and indirect subsidiaries, and the term “stockholders” means the holders of the Series A preferred stock issued in connection with the MPG acquisition.

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

The Series A preferred stock has no stated maturity date, Brookfield DTLA is not obligated to declare and pay dividends on the Series A preferred stock, and Brookfield DTLA may never again declare dividends on the Series A preferred stock. The Series A preferred stock has no stated maturity, and accordingly, could remain outstanding indefinitely. In addition, while the Series A preferred stock will accumulate dividends at the stated rate (whether or not authorized by the board of directors of Brookfield DTLA and declared by the Company), there is no requirement that Brookfield DTLA declare and pay dividends on the Series A preferred stock, and except for a one time dividend of $2.25 per share of Series A preferred stock that was paid in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097, Brookfield DTLA has not, and may not in the future, declare and pay dividends on the Series A preferred stock. See Item 3 “Legal Proceedings—Merger‑Related Litigation.” Furthermore, because of the projected cash needs of the Company, arising in significant part from the funds needed to complete the refinancing of the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower at a target leverage ratio of approximately 60% to 65%, the Company currently anticipates that it will receive no substantial distributions from New OP for a period of at least five years, unless the Company or DTLA OP changes its current plans and determines to sell one or more of its real property assets prior to such time. The Company’s refinancing and operating plans and this estimate are subject to change based on many factors, including market conditions in applicable debt, equity and leasing markets. See “—Factors That May Affect Future Results” above.

Brookfield DTLA’s ability to pay dividends is limited by the requirements of Maryland law. Brookfield DTLA’s ability to pay dividends on the Series A preferred stock is limited by the laws of the State of Maryland. Under the Maryland General Corporation Law (“MGCL”), a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus all prior liquidation preferences (unless the charter of the corporation provides otherwise). Accordingly, Brookfield DTLA generally may not make a distribution (including a dividend payment) on the Series A preferred stock if, after giving effect to the distribution, Brookfield DTLA may not be able to pay its debts as they become due in the usual course of business or total assets would be less than the sum of Brookfield DTLA’s total liabilities plus prior liquidation preferences, if any. Due to the foregoing limitations, there can be no assurance that, if Brookfield DTLA desires to declare and pay dividends in the future, that it would be legally permissible for it to do so.

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

There may be conflicts of interest in Brookfield DTLA’s relationship with BPO and its affiliates. Following the consummation of the MPG acquisition, Brookfield DTLA and its subsidiaries and DTLA OP entered into agreements with affiliates of BPO pursuant to which such affiliates serve as service providers with respect to the properties that these companies own. These services include property management and various other services. In consideration for the services provided under these agreements, BPO’s affiliates are paid fees by Brookfield DTLA and its subsidiaries and DTLA OP. In addition, affiliates of BPO may enter into additional agreements, including additional service agreements, with Brookfield DTLA and its subsidiaries and DTLA OP. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries and DTLA OP as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interest of BPO’s affiliate, on the one hand, and Brookfield DTLA and its subsidiaries and DTLA OP, on the other hand.

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

COMPANY AND REAL ESTATE INDUSTRY RISKS

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by our view of the certainty of receiving rental payments generated by the tenants of those assets. However, Brookfield DTLA is subject to various risks specific to its portfolio, the geographies in which it operates and where its properties are located and those inherent in the commercial property business generally. In evaluating Brookfield DTLA and its business, the following challenges, uncertainties and risks should be considered in addition to the other information contained in this Annual Report on Form 10-K:

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

Our inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that will be subject to expiring leases would adversely affect our cash flows, operating results and financial condition. Our income-producing properties generate revenue through rental payments made by tenants of the properties. Upon the expiry of any lease, there can be no assurance that the lease will be renewed or the tenant replaced. The terms of any lease renewal or extension, or of any new lease for such space may be less favorable to us than the existing lease, and may be less favorable to us than prevailing market terms for similar leases in the relevant market. We would be adversely affected, in particular, if any significant tenant ceases to be a tenant and cannot be replaced on similar or better terms or at all.

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

There are numerous risks associated with the use of debt to finance our business, including refinancing risk. We incur debt in the ordinary course of our business and therefore are subject to the risks associated with debt financing. These risks, including the following, may adversely impact our operating results and financial condition: our cash flow may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses; we may not be able to refinance indebtedness on our properties at maturity due to business and market factors (including: disruptions and volatility in the capital and credit markets, the estimated cash flow of our properties, and the value (or appraised value) of our properties); financial, competitive, business and other factors, including factors beyond our control; and if refinanced, the terms of a refinancing may not be as favorable to us as the original terms of the related indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense, and if we mortgage property to secure payment of indebtedness and are unable to make mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases.

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

Our insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. We maintain insurance on our properties in amounts and with deductibles that we believe are in line with coverage maintained by owners of similar types of properties; however, the insurance we maintain may not cover all potential losses we might experience. There also are certain types of risks (such as war or acts of terrorism, or environmental contamination, such as toxic mold) which are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more of our properties, and would continue to be obligated to repay any recourse mortgage indebtedness on such properties. Any of these events could adversely impact our business, financial condition and results of operations.

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

We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state, provincial and local regulatory requirements, such as state, and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. Existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could affect our cash flow and results from operations.

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

We may suffer a significant loss resulting from fraud, other illegal acts or inadequate or failed internal processes or systems. We may suffer a significant loss resulting from fraud or other illegal acts or inadequate or failed internal processes or systems. We rely on our employees to follow our policies and processes as well as applicable laws in their activities. Risk of illegal acts or failed systems are managed through our infrastructure, controls, systems, policies and people, complemented by central groups focusing on enterprise-wide management of specific operational risks such as fraud, trading, outsourcing, and business disruption, as well as people and systems risks. Failure to manage these risks can result in direct or indirect financial loss, reputational impact, regulatory censure or failure in the management of other risks such as credit or market risk.

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

Brookfield DTLA has elected to be taxed as a REIT pursuant to Sections 856 through 860 of the Code, commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT.

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

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent and annualized rent per square foot of Brookfield DTLA’s properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent per Square Foot (2)

December 31, 2015	85.6%	$153,585,893	$23.83
December 31, 2014	83.0%	145,156,547	23.23
December 31, 2013	83.5%	143,813,089	22.87
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2015 for the twelve months ending December 31, 2016 are approximately $14.9 million, or $2.32 per leased square foot. Total abatements for leases in effect as of December 31, 2014 for the twelve months ended December 31, 2015 were approximately $13.3 million, or $2.14 per leased square foot. Total abatements for leases in effect as of December 31, 2013 for the twelve months ended December 31, 2014 were approximately $12.5 million, or $1.99 per leased square foot.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2015:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2014	6,247,953	83.0%
Expirations	(1,019,723)	(13.6)%
New leases	388,994	5.2%
Renewals	826,681	11.0%
Leased square feet as of December 31, 2015	6,443,905	85.6%

Property Statistics

The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2015:

				Square Feet		Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Acquired	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	31	2006	1,405,428	18.67%	93.2%	$31,140,857	$23.77
Wells Fargo Center–North Tower	2	43	2013	1,400,639	18.61%	82.2%	29,075,636	25.25
Gas Company Tower	1	23	2013	1,345,163	17.87%	88.2%	27,353,152	23.07
EY Plaza	1	82	2006	1,224,967	16.28%	89.3%	25,169,628	23.00
Wells Fargo Center–South Tower	1	17	2013	1,124,960	14.95%	74.2%	20,670,222	24.77
777 Tower	1	47	2013	1,024,835	13.62%	84.7%	20,176,398	23.25
	7	243		7,525,992	100.00%	85.6%	$153,585,893	$23.83
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2015. This amount reflects total base rent before any rent abatements as of December 31, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2015 for the twelve months ending December 31, 2016 are approximately $14.9 million, or $2.32 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Tenant Information

As of December 31, 2015, Brookfield DTLA’s properties were leased to 243 tenants. The following table sets forth the annualized rent and leased rentable square feet of our 20 largest tenants as of December 31, 2015:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased RSF	% of Total Leased RSF	Year of Expiry

1	Southern California Gas Company	$9,596,066	6.2%	461,862	7.2%	Various
2	The Capital Group Companies	9,033,186	5.9%	438,695	6.8%	Various
3	Latham & Watkins LLP	10,389,723	6.8%	358,801	5.6%	Various
4	Wells Fargo Bank National Association	7,344,946	4.8%	334,814	5.2%	Various
5	Gibson, Dunn & Crutcher LLP	6,772,655	4.4%	269,173	4.2%	2022
6	Oaktree Capital Management, L.P.	4,932,107	3.2%	204,759	3.2%	Various
7	Shepard, Mullin, Richter	4,447,467	2.9%	173,959	2.7%	2025
8	Sidley Austin (CA) LLP	3,698,841	2.4%	163,038	2.5%	2024
9	Munger, Tolles & Olsen LLP	4,017,050	2.6%	160,682	2.5%	2022
10	Bank of America N.A.	4,158,894	2.7%	155,269	2.4%	2022
11	Marsh USA, Inc.	3,484,580	2.3%	150,803	2.3%	2018
12	Ernst & Young U.S. LLP	2,939,847	1.9%	120,822	1.9%	2022
13	Deloitte LLP	2,632,658	1.7%	112,028	1.7%	2031
14	Kirkland & Ellis	2,397,380	1.6%	100,665	1.6%	2020
15	Target Corporation	604,008	0.4%	97,465	1.5%	2033
16	WeWork	2,497,311	1.6%	92,493	1.4%	2033
17	Winston & Strawn LLP	2,925,790	1.9%	91,170	1.4%	2017
18	United States of America	2,004,950	1.3%	89,800	1.4%	2025
19	Bingham McCutchen, LLP	2,111,171	1.4%	81,324	1.3%	2023
20	Alston & Bird LLP	1,844,215	1.2%	80,190	1.2%	2024
		$87,832,845	57.2%	3,737,812	58.0%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2015. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding the lease expirations of our 20 largest tenants as of December 31, 2015 (in thousands):

		Rentable Leased Square Feet as of December 31, 2015
Tenant		2016	2017	2018	2019	2020	2021	Beyond	Year of Final Expiry

1	Southern California Gas Company	—	28	—	56	—	—	378	2026
2	The Capital Group Companies	9	—	106	—	—	—	324	2033
3	Latham & Watkins LLP	—	—	—	—	—	93	266	2025
4	Wells Fargo Bank National Association	8	—	57	—	—	—	270	2023
5	Gibson, Dunn & Crutcher LLP	—	—	—	—	—	—	269	2022
6	Oaktree Capital Management, L.P.	—	23	—	—	—	—	182	2030
7	Shepard, Mullin, Richter	—	—	—	—	—	—	174	2025
8	Sidley Austin (CA) LLP	—	—	—	—	—	—	163	2024
9	Munger, Tolles & Olsen LLP	—	—	—	—	—	—	161	2022
10	Bank of America N.A.	—	—	—	—	—	—	155	2022
11	Marsh USA, Inc.	—	—	151	—	—	—	—	2018
12	Ernst & Young U.S. LLP	—	—	—	—	—	—	121	2022
13	Deloitte LLP	—	—	—	—	—	—	112	2031
14	Kirkland & Ellis	—	—	—	—	101	—	—	2020
15	Target Corporation	—	—	—	—	—	—	97	2033
16	WeWork	—	—	—	—	—	—	92	2033
17	Winston & Strawn LLP	—	91	—	—	—	—	—	2017
18	United States of America	—	—	—	—	—	—	90	2025
19	Bingham McCutchen, LLP	—	—	—	—	—	—	81	2023
20	Alston & Bird LLP	—	—	—	—	—	—	80	2024
	Leased square feet expiring by year	17	142	314	56	101	93	3,015
	Percentage of leased square feet expiring by year	0.3%	2.2%	4.8%	0.9%	1.6%	1.4%	46.8%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2015, plus currently available space, for each of the ten calendar years beginning January 1, 2016 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2016	186,808	2.9%	$3,977,725	2.6%	$21.29	$21.37
2017	460,940	7.2%	12,050,770	7.8%	26.14	27.26
2018	659,922	10.2%	11,910,611	7.8%	18.05	18.94
2019	463,272	7.2%	12,516,603	8.2%	27.02	30.63
2020	311,099	4.8%	7,825,964	5.1%	25.16	29.36
2021	422,287	6.6%	10,453,760	6.8%	24.76	28.98
2022	840,077	13.0%	21,225,652	13.8%	25.27	30.81
2023	723,891	11.2%	16,845,324	11.0%	23.27	29.36
2024	391,323	6.1%	9,444,238	6.1%	24.13	31.01
2025	691,875	10.7%	18,032,890	11.7%	26.06	32.50
Thereafter	1,292,411	20.1%	29,302,356	19.1%	22.67	34.05
Total expiring leases	6,443,905	100.0%	$153,585,893	100.0%	$23.83	$29.55
Currently available	1,082,087
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2015. This amount reflects total base rent before any rent abatements as of December 31, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2015 for the twelve months ending December 31, 2016 are approximately $14.9 million, or $2.32 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2015, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2015 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$1,408.0	66.51%	5.04%	3 years
Variable-rate swapped to fixed-rate	184.4	8.71%	3.93%	5 years
Variable-rate	525.0	24.78%	2.04%	2 years
	$2,117.4	100.00%	4.20%	3 years

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

On March 30, 2015, the plaintiff in the Cohen Action and the defendants entered into a memorandum of understanding setting forth an agreement in principle to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends (the “Dividend Payment”) to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiff’s counsel. The dividend would reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock would otherwise remain unchanged.

On August 18, 2015, the Maryland State Court entered an order preliminarily approving the settlement and scheduling a final fairness hearing for October 27, 2015. On September 28, 2015, the plaintiff filed a motion for final certification of the settlement class, final approval of the class action settlement and approval of attorneys’ fees and reimbursement of expenses, seeking a total fee and expense award of $5,250,000. The defendants submitted their opposition to the plaintiff’s fee application on October 13, 2015.

On October 16, 2015, the plaintiff filed a motion seeking discovery related to the valuation of the Dividend Payment in connection with its fee application and served related discovery requests on the defendants. On October 23, 2015, the defendants filed their opposition to that motion, as well as a motion for a protective order precluding discovery. On October 27, 2015, the Maryland State Court held a hearing to decide whether to grant final approval of the settlement and to rule on the parties’ discovery motions. At the hearing, the Court ordered limited discovery to occur prior to ruling on the fee application.

On October 28, 2015, the Maryland State Court issued an order granting final approval of the settlement. The time to appeal the order expired on November 30, 2015 without any appeals having been filed. On December 4, 2015, in accordance with the final approval order and the terms of the parties’ settlement agreement, the board of directors declared a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015. On January 4, 2016, Brookfield DTLA paid the Dividend Payment totaling $21.9 million using cash on hand. See Part II, Item 8 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.”

On December 16, 2015, after taking certain limited discovery permitted by the Maryland State Court during the October 27 hearing, the plaintiff served the defendants with its reply memorandum of law in support of its motion for attorneys’ fees and expenses. That same day, the plaintiff requested that the Court permit it to file the reply memorandum and an exhibit thereto under seal given the confidential nature of the information contained therein. On December 17, 2015, the plaintiff provided the Court with plaintiff’s counsel’s time records for the Court’s in camera review. On January 15, 2016, the defendants filed a surreply to the plaintiff’s reply memorandum after obtaining the Court’s permission to do so. The Maryland State Court has scheduled oral arguments on the plaintiff’s motion for attorneys’ fees and expenses to be held on April 6, 2016. Management is not in a position to estimate the amount of attorneys’ fees and expenses that will ultimately be awarded by the Court.

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

The following tables set forth selected consolidated operating and financial data for Brookfield DTLA (for the years ended December 31, 2015, 2014 and 2013) and selected combined operating and financial data for BOA Plaza and EY Plaza (the “Predecessor Entities”) (for the years ended December 31, 2012 and 2011):

	For the Year Ended December 31,
	2015	2014	2013 (1)	2012	2011
	(In thousands)
Operating Results
Total revenue	$299,090	$294,161	$138,722	$92,917	$92,731
Total expenses	339,444	347,153	153,996	92,669	93,518
Net (loss) income	(40,354)	(52,992)	(15,274)	248	(787)
Net income (loss) attributable to TRZ Holdings IV LLC	—	—	2,335	248	(787)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,213	17,213	—	—	—
Series A-1 preferred interest – cumulative dividends	—	—	3,586	—	—
Series A-1 preferred interest – redemption measurement adjustment	—	—	76,305	—	—
Senior participating preferred interest – current dividends	2,321	10,044	—	—	—
Senior participating preferred interest – cumulative dividends	—	—	3,500	—	—
Senior participating preferred interest – redemption measurement adjustment	6,625	2,256	—	—	—
Series B common interest – allocation of net loss	(44,521)	(52,891)	(97,934)	—	—
Net loss attributable to Brookfield DTLA	(21,992)	(29,614)	(3,066)	—	—
Series A preferred stock – current dividends	18,548	18,548	—	—	—
Series A preferred stock – cumulative dividends	—	—	3,864	—	—
Series A preferred stock – redemption measurement adjustment	—	—	82,247	—	—
Net loss available to common interest holders of Brookfield DTLA	$(40,540)	$(48,162)	$(89,177)	$—	$—

Other Information
Cash flows provided by (used in) operating activities	$29,991	$22,962	$(2,208)	$15,159	$23,272
Cash flows used in investing activities	(64,773)	(68,050)	(39,868)	(40,989)	(24,090)
Cash flows (used in) provided by financing activities	(36,486)	(25,979)	232,440	24,025	323
__________

(1)
On October 15, 2013, Brookfield DTLA completed the acquisition of MPG Office Trust, Inc. pursuant to the terms of the Agreement and Plan of Merger dated as of April 24, 2013, as amended. See Item 8. “Financial Statements and Supplementary Data—Note 3 to Consolidated and Combined Financial Statements.”

	As of December 31,
	2015	2014 (1)	2013 (1)	2012	2011
	(In thousands)
Financial Position
Investments in real estate, net	$2,419,119	$2,430,314	$2,436,253	$756,072	$734,844
Total assets	2,798,010	2,873,808	2,941,930	859,766	836,577
Mortgage loans, net	2,111,405	2,107,007	1,881,339	319,678	325,747
Total liabilities	2,255,952	2,232,606	2,022,392	351,063	358,826
Mezzanine equity	726,595	739,600	911,539	—	—
Stockholders’ (deficit) equity	(184,537)	(98,398)	7,999	—	—
TRZ Holdings IV LLC’s interest	—	—	—	508,703	477,751
__________

(1)
In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have retroactively restated the 2014 and 2013 consolidated balance sheets by reclassifying unamortized debt issuance costs of $4,128 and $4,266, respectively, from total assets to mortgage loans, net in accordance with this guidance. We have also reduced total liabilities by $4,128 and $4,266 in the 2014 and 2013 consolidated balance sheets, respectively. There were no unamortized debt issuance costs to reclassify in the 2012 and 2011 combined balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated and combined financial statements and related notes. See Item 8. “Financial Statements and Supplementary Data.”

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

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income. Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes.

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of its office and retail properties, and to a lesser extent, from its parking garages.

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. See “—Potential Uses of Liquidity—Property Operations” below.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations; and	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings.	•	Payments in connection with loans;
		•	Distributions to Brookfield DTLA Holdings; and
		•	Dividend payment in connection with legal settlement.

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2015 and 2014, Brookfield DTLA had cash and cash equivalents totaling $53.7 million and $125.0 million, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2015:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.2%	$31,140,857	$23.77
Wells Fargo Center–North Tower	1,400,639	18.61%	82.2%	29,075,636	25.25
Gas Company Tower	1,345,163	17.87%	88.2%	27,353,152	23.07
EY Plaza	1,224,967	16.28%	89.3%	25,169,628	23.00
Wells Fargo Center–South Tower	1,124,960	14.95%	74.2%	20,670,222	24.77
777 Tower	1,024,835	13.62%	84.7%	20,176,398	23.25
	7,525,992	100.00%	85.6%	$153,585,893	$23.83
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2015. This amount reflects total base rent before any rent abatements as of December 31, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2015 for the twelve months ending December 31, 2016 are approximately $14.9 million, or $2.32 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2015, plus currently available space, for each of the ten calendar years beginning January 1, 2016 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2016	186,808	2.9%	$3,977,725	2.6%	$21.29	$21.37
2017	460,940	7.2%	12,050,770	7.8%	26.14	27.26
2018	659,922	10.2%	11,910,611	7.8%	18.05	18.94
2019	463,272	7.2%	12,516,603	8.2%	27.02	30.63
2020	311,099	4.8%	7,825,964	5.1%	25.16	29.36
2021	422,287	6.6%	10,453,760	6.8%	24.76	28.98
2022	840,077	13.0%	21,225,652	13.8%	25.27	30.81
2023	723,891	11.2%	16,845,324	11.0%	23.27	29.36
2024	391,323	6.1%	9,444,238	6.1%	24.13	31.01
2025	691,875	10.7%	18,032,890	11.7%	26.06	32.50
Thereafter	1,292,411	20.1%	29,302,356	19.1%	22.67	34.05
Total expiring leases	6,443,905	100.0%	$153,585,893	100.0%	$23.83	$29.55
Currently available	1,082,087
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2015. This amount reflects total base rent before any rent abatements as of December 31, 2015 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2015 for the twelve months ending December 31, 2016 are approximately $14.9 million, or $2.32 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the year ended December 31, 2015. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2015:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2014	6,247,953	83.0%
Expirations	(1,019,723)	(13.6)%
New leases	388,994	5.2%
Renewals	826,681	11.0%
Leased square feet as of December 31, 2015	6,443,905	85.6%

In the LACBD, leasing activity was slower during the fourth quarter of 2015, with more leasing concessions and lower rents given to tenants due to competition in the region. During 2015, Brookfield DTLA was effective in renewing expiring leases but new leasing activity was challenging. Brookfield DTLA projects spending approximately $138 million over the next ten years, with the majority (approximately $116 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, which the Company believes will make their properties more attractive to both existing and potential tenants.

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

Contributions from Brookfield DTLA Holdings—

During the years ended December 31, 2015 and 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. During the year ended December 31, 2013, Brookfield DTLA received contributions from Brookfield DTLA Holdings totaling $195.5 million, of which $189.2 million was used to acquire the common stock of MPG as part of the acquisition and for expenditures totaling $6.3 million for acquisition and transaction costs related to the acquisition of MPG that were incurred by Brookfield DTLA Holdings on behalf of the Company. To the extent that future capital contributions are needed, Brookfield DTLA Holdings has made a commitment to contribute up to $260 million in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

During the year ended December 31, 2013, the Predecessor Entities received contributions from TRZ totaling $5.4 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

BOA Plaza and EY Plaza have historically generated sufficient cash from operations to fund their operating activities. In the future, should the cash generated by Brookfield DTLA’s properties, including the properties acquired from MPG, not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to fund its operations. Brookfield DTLA Holdings has made a commitment to make future capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no capital contributions have been funded under this commitment.

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $138 million over the next ten years, with the majority (approximately $116 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower on or about their scheduled maturities (April 2017 for Wells Fargo Center–North Tower and August 2016 for Gas Company Tower) with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for these loans is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $340 million to complete these refinancings. There can be no assurance that any of these refinancings can be accomplished or what terms will be available in the market for these type of financings at the time of any refinancing.

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

On December 16, 2015, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $35.8 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $3.1 million in settlement of preferred dividends on the senior participating preferred interest through December 16, 2015 and a return of investment of $32.8 million using cash on hand.

Dividend Payment in Connection with Legal Settlement—

On December 4, 2015, the board of directors declared a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097. This dividend payment on January 4, 2016 reduced the accrued and unpaid dividends owed on the Series A preferred stock by $21.9 million. See “Subsequent Event.”

Indebtedness

As of December 31, 2015, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2015 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$1,408.0	66.51%	5.04%	3 years
Variable-rate swapped to fixed-rate	184.4	8.71%	3.93%	5 years
Variable-rate	525.0	24.78%	2.04%	2 years
	$2,117.4	100.00%	4.20%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2015 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	2.05%	12/1/2016	$290,000	$6,028
777 Tower (3)	1.95%	11/1/2018	200,000	3,954
Figueroa at 7th (4)	2.54%	9/10/2017	35,000	902
Total variable-rate loans			525,000	10,884

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	184,377	7,343
Total floating-rate debt			709,377	18,227

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,117,377	$90,113
Less: unamortized discounts and debt issuance costs			5,972
Total debt, net			$2,111,405
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2015, the Company does not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

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

Debt Maturities

Gas Company Tower—

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

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $142 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2015, the Company does not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of December 31, 2015, Brookfield DTLA anticipates the need for additional cash of approximately $15 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

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

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.1 billion as of December 31, 2015 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations—Brookfield DTLA

Comparison of the Year Ended December 31, 2015 to December 31, 2014

Brookfield DTLA Fund Office Trust Investor Inc.
Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2015	12/31/2014
Revenue:
Rental income	$160.7	$152.4	$8.3	5%
Tenant reimbursements	88.6	95.9	(7.3)	(8)%
Parking	34.4	33.8	0.6	2%
Interest and other	15.4	12.1	3.3	27%
Total revenue	299.1	294.2	4.9	2%

Expenses:
Rental property operating and maintenance	96.8	100.3	(3.5)	(3)%
Real estate taxes	35.7	38.3	(2.6)	(7)%
Parking	8.1	7.4	0.7	9%
Other expense	5.4	3.3	2.1	64%
Depreciation and amortization	98.2	105.1	(6.9)	(7)%
Interest	95.4	92.8	2.6	3%
Total expenses	339.6	347.2	(7.6)	(2)%
Net loss	$(40.5)	$(53.0)	$12.5

Rental Income

Rental income increased $8.3 million, or 5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of higher lease rates as well as an increase in occupancy from 83.0% to 85.6%.

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $7.3 million, or 8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of a decrease in real estate tax, and rental property operating and maintenance expenses passed through to tenants.

Interest and Other Revenue

Interest and other revenue increased $3.3 million, or 27%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, mainly as a result of a $3.5 million recovery received related to a property disposed of by MPG prior to the merger.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased $3.5 million, or 3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of lower utility and insurance costs.

Real Estate Taxes Expense

Real estate taxes expense decreased $2.6 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to adjusted property tax assessments that were received during 2015 related to the MPG properties acquired in 2013.

Other Expense

Other expense increased $2.1 million, or 64%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, mainly due to a $1.9 million accrual for legal expenses related to the MPG stockholder litigation.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $6.9 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, largely as a result of a decrease in amortization of acquired in-place and tenant relationship intangible assets.

Interest Expense

Interest expense increased $2.6 million, or 3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the refinancing of BOA Plaza in August 2014 combined with higher interest rates on variable-rate debt in the fourth quarter of 2015.

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

Real Estate Taxes Expense

Real estate taxes expense increased $23.7 million, or 162%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, largely as a result of the acquisition of MPG which contributed $21.7 million to real estate taxes expense during the year ended December 31, 2014, as reduced for real estate taxes expense incurred by the MPG properties during the period from October 16, 2013 through December 31, 2013 combined with increases in 2014 property taxes at BOA Plaza and EY Plaza.

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

Cash Flow

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. See “Liquidity and Capital Resources—Potential Uses of Liquidity—Property Operations” above.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following summary discussion of Brookfield DTLA’s cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in its cash flow for the periods presented below.

	For the Year Ended December 31,		Increase/ (Decrease)
	2015	2014
	(In thousands)
Net cash provided by operating activities	$29,991	$22,962	$7,029
Net cash used in investing activities	(64,773)	(68,050)	(3,277)
Net cash used in financing activities	(36,486)	(25,979)	10,507

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities for the year ended December 31, 2015 totaled $30.0 million compared to net cash provided by operating activities of $23.0 million for the year ended December 31, 2014. The $7.0 million increase in cash provided by operating activities was primarily the result of increases in net rental revenue and other working capital amounts.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $64.8 million for the year ended December 31, 2015, compared to net cash used in investing activities of $68.1 million during the year ended December 31, 2014. The $3.3 million decrease in cash used in investing activities was primarily a result of reduced deposits to restricted cash that were partially offset by an increase in expenditures for property improvements during 2015.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities totaled $36.5 million for the year ended December 31, 2015, compared to net cash used in financing activities of $26.0 million during the year ended December 31, 2014. Distributions and dividends totaling $35.8 million paid to Brookfield DTLA Holdings related to the senior participating preferred interest were the drivers of the cash outflow related to financing activities during 2015. Distributions and dividends totaling $220.0 million paid to Brookfield DTLA Holdings related to the senior participating preferred interest and the repayment of the $25.0 million intercompany loan, partially offset by proceeds from the refinancing of BOA Plaza and the financing of Figueroa at 7th, were the primary components of the cash outflow related to financing activities during 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of December 31, 2015 and 2014, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2015, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Principal payments on mortgage loans	$751,519	$589,026	$204,232	$4,449	$168,151	$400,000	$2,117,377
Interest payments –
Fixed-rate debt (1)	62,866	24,781	16,425	16,425	16,470	60,300	197,267
Variable-rate swapped to fixed-rate debt	7,306	7,130	6,985	6,784	6,303	—	34,508
Variable-rate debt (2)	10,418	4,579	3,304	—	—	—	18,301
Tenant-related commitments (3)	54,513	21,270	10,649	944	491	14,594	102,461
	$886,622	$646,786	$241,595	$28,602	$191,415	$474,894	$2,469,914
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2015 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Intercompany Loan

Brookfield DTLA was indebted to BOP Management Inc. (“BOP”), an affiliate of BPO, under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the years ended December 31, 2014 and 2013, the Company accrued $0.6 million and $0.2 million, respectively, of interest expense related to this note. During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP. The MPG properties entered into similar arrangements with BOP after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Property management fee expense	$7,445	$8,135	$3,667
Asset management fee expense	6,292	6,109	1,320
General, administrative and reimbursable expenses	2,593	2,509	1,190
Leasing and construction management fees	6,396	3,626	786

Insurance Agreements

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $350.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

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

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Insurance expense	$8,532	$8,466	$4,949

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

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. The assessment as to whether our investment in real estate is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease‑up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2015 and 2014.

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

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rents receivable to consider if an allowance is necessary. The allowance for doubtful accounts totaled $0.5 million and $0.4 million as of December 31, 2015 and 2014, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015 and retroactively restated its consolidated balance sheet as of December 31, 2014 in accordance with this guidance. The effect of the adoption of ASU 2015-03 was to reclassify unamortized debt issuance costs of $4.1 million as of December 31, 2014 from deferred charges, net to a contra account as a deduction from mortgage loans, net. There was no effect on our consolidated and combined statements of operations.

Subsequent Event

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accrued and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flow. As of December 31, 2015, $525.0 million, or 24.8%, of Brookfield DTLA’s debt bears interest at variable rates based on one-month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap agreements outstanding as of December 31, 2015 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate swap	$185,000	2.178%	11/27/2013	11/2/2020	$(5,415)
Interest rate cap	290,000	4.750%	11/8/2013	12/1/2016	—
Interest rate cap	200,000	5.750%	10/15/2013	10/15/2018	19
					$(5,396)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during the year ended December 31, 2015 (in thousands):

		Fair Value of
	Interest Expense	Mortgage Loans	Interest Rate Swap

50 basis point increase	$2,625	$(18,969)	$4,020
50 basis point decrease	(1,328)	19,616	(4,117)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap agreements as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brookfield DTLA Fund Office Trust Investor Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 25, 2016

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except share amounts)
ASSETS
Investments in Real Estate:
Land	$227,555	$229,555
Buildings and improvements	2,167,746	2,155,040
Tenant improvements	279,948	234,827
	2,675,249	2,619,422
Less: accumulated depreciation	256,130	189,108
Investments in real estate, net	2,419,119	2,430,314

Cash and cash equivalents	53,736	125,004
Restricted cash	53,830	47,118
Rents, deferred rents and other receivables, net	95,690	74,332
Intangible assets, net	99,710	125,827
Deferred charges, net	66,791	59,697
Prepaid and other assets	9,134	11,516
Total assets	$2,798,010	$2,873,808

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,111,405	$2,107,007
Accounts payable and other liabilities	105,004	85,125
Due to affiliates, net	9,335	2,749
Intangible liabilities, net	30,208	37,725
Total liabilities	2,255,952	2,232,606

Commitments and Contingencies (See Note 14)

Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2015 and 2014	354,304	357,649
Noncontrolling Interests:
Series A-1 preferred interest	349,084	331,871
Senior participating preferred interest	23,207	50,080
Total mezzanine equity	726,595	739,600
Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(177,879)	(137,339)
Accumulated other comprehensive loss	(2,580)	(2,066)
Noncontrolling interest – Series B common interest	(195,788)	(150,703)
Total stockholders’ deficit	(184,537)	(98,398)
Total liabilities and deficit	$2,798,010	$2,873,808

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Rental income	$160,662	$152,372	$78,031
Tenant reimbursements	88,615	95,931	40,933
Parking	34,439	33,774	16,531
Interest and other	15,374	12,084	3,227
Total revenue	299,090	294,161	138,722
Expenses:
Rental property operating and maintenance	96,757	100,264	47,454
Real estate taxes	35,675	38,340	14,604
Parking	8,080	7,411	3,977
Other expense	5,357	3,325	9,096
Depreciation and amortization	98,160	105,058	46,682
Interest	95,415	92,755	32,183
Total expenses	339,444	347,153	153,996

Net loss	(40,354)	(52,992)	(15,274)
Net income attributable to TRZ Holdings IV LLC	—	—	2,335
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,213	17,213	—
Series A-1 preferred interest – cumulative dividends	—	—	3,586
Series A-1 preferred interest – redemption measurement adjustment	—	—	76,305
Senior participating preferred interest – current dividends	2,321	10,044	—
Senior participating preferred interest – cumulative dividends	—	—	3,500
Senior participating preferred interest – redemption measurement adjustment	6,625	2,256	—
Series B common interest – allocation of net loss	(44,521)	(52,891)	(97,934)
Net loss attributable to Brookfield DTLA	(21,992)	(29,614)	(3,066)
Series A preferred stock – current dividends	18,548	18,548	—
Series A preferred stock – cumulative dividends	—	—	3,864
Series A preferred stock – redemption measurement adjustment	—	—	82,247
Net loss available to common interest holders of Brookfield DTLA	$(40,540)	$(48,162)	$(89,177)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)

Net loss	$(40,354)	$(52,992)	$(15,274)

Other comprehensive loss:
Derivative transactions:
Derivative holding (losses) gains	(1,078)	(5,344)	1,007

Comprehensive loss	(41,432)	(58,336)	(14,267)
Comprehensive (income) attributable to TRZ Holdings IV LLC	—	—	(2,335)
Comprehensive loss attributable to noncontrolling interests	18,926	26,176	14,016
Comprehensive loss available to common interest holders of Brookfield DTLA	$(22,506)	$(32,160)	$(2,586)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	TRZ Holdings IV LLC’s Interest	Accumu- lated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity (Deficit)
	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2012	—	$—	$—	$—	$508,703	$—	$—	$508,703
Net (loss) income				(3,066)	2,335		(14,543)	(15,274)
Other comprehensive income						480	527	1,007
Contributions from TRZ Holdings IV LLC, net					5,402			5,402
Non-cash distribution to TRZ Holdings IV LLC					(25,000)			(25,000)
Exchange of predecessor equity					(491,440)		2,393	(489,047)
Issuance of common stock, net of offering costs	1,000	—	191,710					191,710
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(86,111)			(83,391)	(169,502)
Balance, December 31, 2013	1,000	—	191,710	(89,177)	—	480	(95,014)	7,999
Net loss				(29,614)			(23,378)	(52,992)
Other comprehensive loss						(2,546)	(2,798)	(5,344)
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(18,548)			(29,513)	(48,061)
Balance, December 31, 2014	1,000	—	191,710	(137,339)	—	(2,066)	(150,703)	(98,398)
Net loss				(21,992)			(18,362)	(40,354)
Other comprehensive loss						(514)	(564)	(1,078)
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(18,548)			(26,159)	(44,707)
Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$—	$(2,580)	$(195,788)	$(184,537)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(40,354)	$(52,992)	$(15,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of land held for investment	(28)	—	—
Depreciation and amortization	98,160	105,058	46,682
Provision for doubtful accounts	103	24	357
Amortization of below-market leases/ above-market leases	(2,559)	(3,059)	(5,321)
Straight-line rent amortization	(21,598)	(15,849)	(8,541)
Deemed contribution from Brookfield DTLA Holdings for costs related to the acquisition of MPG	—	—	6,314
Amortization of tenant inducements	2,647	1,209	987
Amortization of discounts and deferred financing costs	5,064	6,049	951
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(2,479)	(6,409)	(5,422)
Due to (from) affiliates, net	6,586	(13,712)	—
Deferred charges	(17,056)	(12,832)	(7,323)
Prepaid and other assets	2,382	6,787	(10,757)
Accounts payable and other liabilities	(877)	8,688	(4,861)
Net cash provided by (used in) operating activities	29,991	22,962	(2,208)
Cash flows from investing activities:
Acquisition of MPG	—	—	(189,202)
Cash acquired in acquisition of MPG	—	—	155,685
Proceeds from sale of land held for investment	2,028	—	—
Expenditures for improvements to real estate	(60,089)	(43,729)	(24,297)
(Increase) decrease in restricted cash	(6,712)	(24,321)	17,946
Net cash used in investing activities	(64,773)	(68,050)	(39,868)

See accompanying notes to consolidated and combined financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Proceeds from mortgage loans	$—	$435,000	$475,000
Principal payments on mortgage loans	(623)	(214,512)	(441,364)
(Distributions to) contributions from senior participating preferred interest	(32,769)	(207,231)	189,202
Dividends paid to senior participating preferred interest	(3,051)	(12,769)	—
Contributions from TRZ Holdings IV LLC, net	—	—	5,402
Due to affiliates	—	(25,000)	12,400
Financing fees paid	(43)	(1,467)	(4,366)
Offering costs	—	—	(3,834)
Net cash (used in) provided by financing activities	(36,486)	(25,979)	232,440
Net change in cash and cash equivalents	(71,268)	(71,067)	190,364
Cash and cash equivalents at beginning of year	125,004	196,071	5,707
Cash and cash equivalents at end of year	$53,736	$125,004	$196,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,093	$86,990	$26,337

Supplemental disclosure of non-cash activities:
Issuance of Series A preferred stock in connection with the acquisition of MPG	$—	$—	$252,990
Issuance of note to TRZ Holdings IV LLC	—	—	25,000
Accrual for real estate improvements	16,290	18,588	7,074
Accrual for deferred leasing costs	4,956	2,585	3,844
Dividends declared but not yet paid	21,893	—	—
(Decrease) increase in fair value of interest rate swap, net	(1,078)	(5,344)	1,007

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Predecessor Entities

Prior to October 15, 2013, Brookfield DTLA had not conducted any business as a separate company and had no material assets or liabilities. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the contribution of 333 South Hope and EYP Realty (together, the “Predecessor Entities”) constitute a transaction between entities under common control. A combination between entities that already share the same parent is not considered a business combination because there is no change in control at the parent level. Accordingly, the operations of the Predecessor Entities contributed to Brookfield DTLA by TRZ on October 15, 2013 are presented in the accompanying consolidated and combined financial statements as if they were owned by Brookfield DTLA for all historical periods presented and the assets and liabilities of BOA Plaza and EY Plaza were recorded at the carrying values reflected in the books and records of 333 South Hope and EYP Realty. As such, no gain or loss has been recorded in the consolidated and combined statement of operations for the year ended December 31, 2013 due to this transaction. As a result of the transaction, TRZ’s interest in the Predecessor Entities was exchanged for a preferred and common interest in New OP and a preferred interest in DTLA OP. As a result of certain redemption features in the preferred instruments, these instruments have been classified in the consolidated balance sheet as mezzanine equity. See Note 6 “Mezzanine Equity.”

Principles of Consolidation and Combination and Basis of Presentation

As used in these consolidated and combined financial statements and related notes, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to the combination of Brookfield DTLA Fund Office Trust Investor Inc. and the Predecessor Entities.

The accompanying consolidated and combined financial statements are prepared in accordance with GAAP. The consolidated balance sheets as of December 31, 2015 and 2014 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. The accompanying consolidated and combined statement of operations for the year ended December 31, 2013 includes the accounts of the Predecessor Entities on a combined basis from January 1, 2013 through October 15, 2013 (the date of the merger); and the consolidated accounts of Brookfield DTLA from October 15, 2013 (the date of the merger) through December 31, 2013. All intercompany transactions have been eliminated in consolidation and combination as of and for the years ended December 31, 2015, 2014 and 2013.

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

Reclassifications

We had reported $220,000 of distributions to Brookfield DTLA Holdings in the consolidated statement of cash flows for the year ended December 31, 2014. We have reclassified this total to show $207,231 as distributions to senior participating preferred interest and $12,769 as dividends paid to senior participating preferred interest so as to conform to the 2015 presentation.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have retroactively restated the December 31, 2014 consolidated balance sheet by reclassifying unamortized debt issuance costs of $4,128 from deferred charges, net and combining them with unamortized debt discounts of $6,865 (for a total of $10,993) and presented this total as a deduction from mortgage loans, net.

In addition, we have combined the amortization of deferred financing costs ($1,007 and $152) and the amortization of debt discounts ($5,042 and $799) for the years ended December 31, 2014 and 2013, respectively, and presented new totals ($6,049 and $951) in the consolidated and combined statements of cash flow so as to reflect the presentation of such costs in the consolidated balance sheet.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014‑08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance in ASU 2014-08 became effective for Brookfield DTLA beginning January 1, 2015. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015 and retroactively restated its consolidated balance sheet as of December 31, 2014 in accordance with this guidance. The effect of the adoption of ASU 2015-03 was to reclassify unamortized debt issuance costs of $4.1 million as of December 31, 2014 from deferred charges, net to a contra account as a deduction from mortgage loans, net. There was no effect on our consolidated and combined statements of operations.

Significant Accounting Policies

Business Combinations—

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with FASB ASC Topic 805, Business Combinations, the purchase price of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value.

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

Investments in Real Estate—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight-line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Building improvements are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, which range from 7 years to 25 years. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the consolidated and combined statements of operations on a straight-line basis over the shorter of the useful life or the applicable lease term.

Depreciation expense related to investments in real estate during the years ended December 31, 2015, 2014 and 2013 was $67.0 million, $67.5 million and $29.1 million, respectively.

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2015 and 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents—

Cash and cash equivalents include all cash and short-term investments with an original maturity of three months or less.

Restricted Cash—

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by our mortgage loan agreements.

Rents, Deferred Rents and Other Receivables, Net—

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable in the consolidated balance sheet. Brookfield DTLA evaluates its deferred rents receivable to consider if an allowance is necessary.

Rents, deferred rents and other receivables, net also includes any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements and are presented in the consolidated balance sheet net of accumulated amortization totaling $6.5 million and $3.9 million as of December 31, 2015 and 2014, respectively. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the consolidated and combined statements of operations.

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

The allowance for doubtful accounts for Brookfield DTLA totaled $0.5 million and $0.4 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, Brookfield DTLA recorded provisions for doubtful accounts of $103 thousand, $24 thousand and $357 thousand, respectively.

Due to/from Affiliates, Net—

Amounts due to/from affiliates, net consist of related party receivables and payables from affiliates of BPO primarily for fees for property management and other services. These amounts are due on demand and are non‑interest bearing.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Deferred Charges, Net—

Leasing costs are deferred and are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $38.2 million and $28.3 million as of December 31, 2015 and 2014, respectively. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases as part of depreciation and amortization in the consolidated and combined statements of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets include prepaid insurance, prepaid real estate taxes and other operating costs.

Mortgage Loans, Net—

Mortgage loans are presented in the consolidated balance sheet net of unamortized discounts and debt issuance costs totaling $6.0 million and $11.0 million as of December 31, 2015 and 2014, respectively.

Discounts and debt issuance costs totaling $5.1 million, $6.0 million and $1.0 million were amortized during the years ended December 31, 2015, 2014 and 2013, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and are included as part of interest expense in the consolidated and combined statements of operations.

Revenue Recognition—

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the consolidated and combined statements of operations in the period during which the expenses are incurred.

Income Taxes—

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to its stockholders, if any, generally equal or exceed its taxable income. Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes.

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

Brookfield DTLA has made no provision for income taxes in its consolidated and combined financial statements for the years ended December 31, 2015, 2014 and 2013. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits of December 31, 2015 and 2014, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2015, Brookfield DTLA’s 2013 tax period and 2014 tax year remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2012 tax year as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

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

The acquisition of MPG is being accounted for in accordance with ASC Topic 805, Business Combinations. Brookfield DTLA recognized the assets and liabilities of MPG at fair value in its consolidated balance sheet as of October 15, 2013. The following is the final fair value assigned to the identified assets acquired and liabilities assumed (in millions):

Purchase price	$442
Identified Assets Acquired:
Investments in real estate	$1,685
Cash and cash equivalents	156
Restricted cash	41
Rents, deferred rents and other receivables	3
Intangible assets	142
Deferred charges	32
Prepaid and other assets	2
Liabilities Assumed:
Mortgage loans	1,532
Accounts payable and other liabilities	47
Intangible liabilities	40
Total identified assets acquired, net	442
Residual amount	$—

Brookfield DTLA incurred acquisition and transaction-related costs of $6.8 million, which are included in other expense in the consolidated and combined statement of operations for the year ended December 31, 2013. Of that amount, $6.3 million was paid by Brookfield DTLA Holdings and was treated as a contribution in the consolidated and combined statement of stockholders’ equity for the year ended December 31, 2013.

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

Condensed pro forma financial information for the year ended December 31, 2013, assuming the MPG acquisition had occurred as of January 1, 2012, is presented below for comparative purposes (in millions):

For the Year Ended December 31,
2013
(Unaudited)
Total revenue	$272.8
Net loss	(103.4)

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	96,993	70,876
Intangible assets, net	$99,710	$125,827

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	46,136	38,619
Intangible liabilities, net	$30,208	$37,725

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Rental income	$2,559	$3,059	$5,321
Depreciation and amortization expense	21,159	26,872	10,111

As of December 31, 2015, the estimate of the amortization/accretion of intangible assets and liabilities during the next five years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2016	$13,437	$7,633	$5,521
2017	10,335	6,293	4,870
2018	7,608	5,196	4,064
2019	6,511	4,361	3,639
2020	5,724	3,440	3,434
Thereafter	15,202	13,970	8,680
	$58,817	$40,893	$30,208

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 5—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2015	December 31, 2014
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	2.05%	$290,000	$290,000
777 Tower (2)	11/1/2018	1.95%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.54%	35,000	35,000
Total variable-rate loans			525,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	184,377	185,000
Total floating-rate debt			709,377	710,000

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Total fixed-rate debt			1,408,000	1,408,000

Total debt			2,117,377	2,118,000
Less: unamortized discounts and debt issuance costs			5,972	10,993
Total debt, net			$2,111,405	$2,107,007
__________

(1)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2015, the Company does not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

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

The weighted average interest rate of our debt was 4.20% as of December 31, 2015 and 4.17% as of December 31, 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Debt Maturities

As of December 31, 2015, our debt to be repaid during the next five years and thereafter is as follows (in thousands):

2016	$751,519
2017	589,026
2018	204,232
2019	4,449
2020	168,151
Thereafter	400,000
$2,117,377

As of December 31, 2015, $509.4 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $200.0 million may be prepaid with prepayment penalties, and $400.0 million locked out from defeasance until September 30, 2016.

Gas Company Tower—

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

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $142 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2015, the Company does not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of December 31, 2015, Brookfield DTLA anticipates the need for additional cash of approximately $15 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

Secured Debt Financing during 2014

On September 10, 2014, Brookfield DTLA completed a $35.0 million mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $34.6 million, which were used for general corporate purposes, including the repayment of Brookfield DTLA’s $25.0 million intercompany loan with BOP Management Inc. (“BOP”), an affiliate of BPO. See Note 12 “Related Party Transactions—Intercompany Loan.”

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

Mortgage Loan Refinancings during 2014

On August 7, 2014, Brookfield DTLA Holdings refinanced the mortgage loans secured by the BOA Plaza office property and received net proceeds totaling $399.4 million, of which $211.8 million was used to repay the mortgage loans that previously encumbered the property and $7.7 million was used to fund the loan reserves discussed below, with the remaining $179.9 million used for general corporate purposes, including a $150.0 million cash distribution from Brookfield DTLA to Brookfield DTLA Holdings to the holders of the senior preferred participating interest. See Note 6 “Mezzanine Equity—Senior Participating Preferred Interest.”

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

MPG Office, L.P. Tax Indemnification Agreements

In connection with tax indemnification agreements entered into with MPG Office, L.P. prior to the acquisition of MPG in 2013 by Brookfield DTLA, Robert F. Maguire III, certain entities owned or controlled by Mr. Maguire, and other contributors to MPG at the time of its initial public offering guaranteed a portion of the Wells Fargo Center–North Tower and Gas Company Tower mortgage loans. As of December 31, 2015 and 2014, $591.8 million of these loans is subject to such guarantees.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.1 billion as of December 31, 2015 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to the “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of the loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2015 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 6—Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of December 31, 2015 and 2014 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2015 and 2014. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

During the years ended December 31, 2015 and 2014, the Company paid distributions and dividends totaling $35.8 million and $220.0 million, respectively, to Brookfield DTLA Holdings related to the senior participating preferred interest. On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015. This dividend payment reduced the accrued and unpaid dividends owed on the Series A preferred stock by $21.9 million. See Note 17 “Subsequent Event.” Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Series A Preferred Stock

Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share.

As of December 31, 2015 and 2014, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

On December 4, 2015, the board of directors declared a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097. This dividend was paid on January 4, 2016. See Note 17 “Subsequent Event.” No dividends were declared on the Series A preferred stock during the years ended December 31, 2014 and 2013. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of December 31, 2015, the cumulative amount of unpaid dividends totaled $111.0 million, after a reduction of $21.9 million for the dividend declared, and has been reflected in the carrying amount of the Series A preferred stock.

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

As of December 31, 2015, the Series A preferred stock is reported at its redemption value of $354.3 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends, after a reduction of $21.9 million for the dividend declared, on such Series A preferred stock through December 31, 2015.

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

As of December 31, 2015, the Series A-1 preferred interest is reported at its redemption value of $349.1 million calculated using its liquidation value of $225.7 million plus $123.4 million of accumulated and unpaid dividends on such Series A-1 preferred interest through December 31, 2015.

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

BOA Plaza and EY Plaza were contributed to DTLA OP, directly and indirectly, by Brookfield DTLA in connection with the merger. As of the merger date, these properties had a leverage ratio that was lower than the leverage ratio of the MPG properties acquired, as well as the target leverage ratio that the Company’s management sought to achieve for its properties, as they were refinanced, of approximately 60% to 65%. The size of the preferred interest component of the senior participating preferred interest issued to Brookfield DTLA was based, in part, on the expected net proceeds from the refinancing of the properties owned by 333 South Hope (which holds BOA Plaza) and EYP Realty (which holds EY Plaza) at a leverage ratio in this range and represented a portion of the approximately $595 million fair market value as of the merger date of BOA Plaza and EY Plaza, reduced by the outstanding principal balances of the mortgage loans secured by BOA Plaza and EY Plaza and the $25.0 million promissory note due to BOP.

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

On December 16, 2015, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $35.8 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $3.1 million in settlement of preferred dividends on the senior participating preferred interest through December 16, 2015 and a return of investment of $32.8 million using cash on hand.

As of December 31, 2015, the senior participating preferred interest is reported at its redemption value of $23.2 million using the value of the participating interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2012	—	$—	$—	$—	$—
Issuance of Series A preferred stock	9,730,370	252,990			252,990
Issuance of Series A-1 preferred interest			234,767		234,767
Issuance of senior participating preferred interest				254,280	254,280
Cumulative dividends		3,864	3,586	3,500	10,950
Redemption measurement adjustment		82,247	76,305		158,552
Balance, December 31, 2013	9,730,370	339,101	314,658	257,780	911,539
Current dividends		18,548	17,213	10,044	45,805
Redemption measurement adjustment				2,256	2,256
Cash distributions				(220,000)	(220,000)
Balance, December 31, 2014	9,730,370	357,649	331,871	50,080	739,600
Current dividends		18,548	17,213	2,321	38,082
Redemption measurement adjustment				6,626	6,626
Dividends declared		(21,893)			(21,893)
Cash distribution				(35,820)	(35,820)
Balance, December 31, 2015	9,730,370	$354,304	$349,084	$23,207	$726,595

Note 7—Stockholders’ Deficit

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share.

On April 24, 2013, Brookfield DTLA received an initial contribution of $1,000 from Brookfield DTLA Holdings in exchange for 1,000 shares of Brookfield DTLA common stock. An additional $27,000 was contributed by Brookfield DTLA Holdings during 2013. As of December 31, 2015 and 2014, 1,000 shares of common stock were outstanding. No dividends were declared on the common stock during the years ended December 31, 2015, 2014 and 2013.

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

Note 9—Accumulated Other Comprehensive (Loss) Income

A summary of the change in accumulated other comprehensive (loss) income related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Balance at beginning of year	$(4,337)	$1,007	$—
Other comprehensive (loss) gain before reclassifications	(1,078)	(5,344)	1,007
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) gain	(1,078)	(5,344)	1,007
Balance at end of year	$(5,415)	$(4,337)	$1,007

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2015	$(5,415)	$—	$(5,415)	$—
December 31, 2014	(4,337)	—	(4,337)	—
December 31, 2013	1,007	—	1,007	—

Interest rate caps at:
December 31, 2015	$19	$—	$19	$—
December 31, 2014	190	—	190	—
December 31, 2013	1,600	—	1,600	—

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	December 31, 2015	December 31, 2014
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(5,415)	$(4,337)

The interest rate swap liability is included in accounts payable and other liabilities in the consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A summary of the effect of derivative financial instruments reported in the consolidated and combined financial statements is as follows (in thousands):

	Amount of (Loss) Gain Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2015	$(1,078)	$—
December 31, 2014	(5,344)	—
December 31, 2013	1,007	—

Interest Rate Swap—

As of December 31, 2015 and 2014, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage agreements with the following notional amounts (in thousands):

	December 31, 2015	December 31, 2014

Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	December 31, 2015	December 31, 2014

Estimated fair value	$2,114,761	$2,133,158
Carrying amount	2,117,377	2,118,000

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Intercompany Loan

Brookfield DTLA was indebted to BOP under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the years ended December 31, 2014 and 2013, the Company accrued $0.6 million and $0.2 million of interest expense, respectively, related to this note. During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP. The MPG properties entered into similar arrangements with BOP after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements, which are included in rental property operating and maintenance expense in the consolidated and combined statements of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Property management fee expense	$7,445	$8,135	$3,667
Asset management fee expense	6,292	6,109	1,320
General, administrative and reimbursable expenses	2,593	2,509	1,190
Leasing and construction management fees	6,396	3,626	786

Insurance Agreements

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $350.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

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

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement, which are included in rental property operating and maintenance expense in the consolidated and combined statements of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Insurance expense	$8,532	$8,466	$4,949

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 13—Rental Income

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2016 to 2035. The future minimum rental income (on a non-straight-line basis) to be received under noncancelable tenant operating leases in effect as of December 31, 2015 is as follows (in thousands):

2016	$145,449
2017	150,447
2018	140,131
2019	134,553
2020	125,360
Thereafter	599,184
$1,295,124

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. During the year ended December 31, 2013, one tenant, The Capital Group Companies, accounted for more than 10% of our consolidated and combined rental income and tenant reimbursements revenue. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the years ended December 31, 2015 and 2014.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2013, BOA Plaza and EY Plaza each contributed more than 10% of Brookfield DTLA’s consolidated and combined revenue. The revenue generated by these two properties totaled 72% of Brookfield DTLA’s consolidated and combined revenue during the year ended December 31, 2013. During the years ended December 31, 2015 and 2014, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 98% and 100% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2015 and 2014, respectively.

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

On March 30, 2015, the plaintiff in the Cohen Actions and the defendants entered into a memorandum of understanding setting forth an agreement in principle to settle the Preferred Stock Actions on a class-wide basis and dismiss the case with prejudice in exchange for the payment of $2.25 per share of Series A preferred stock of accumulated and unpaid dividends (the “Dividend Payment”) to holders of record on a record date to be set after final approval of the settlement by the Maryland State Court, plus any attorneys’ fees awarded by the Maryland State Court to the plaintiff’s counsel. The dividend would reduce the amount of accumulated and unpaid dividends on the Series A preferred stock, and the terms of the Series A preferred stock would otherwise remain unchanged.

On August 18, 2015, the Maryland State Court entered an order preliminarily approving the settlement and scheduling a final fairness hearing for October 27, 2015. On September 28, 2015, the plaintiff filed a motion for final certification of the settlement class, final approval of the class action settlement and approval of attorneys’ fees and reimbursement of expenses, seeking a total fee and expense award of $5,250,000. The defendants submitted their opposition to the plaintiff’s fee application on October 13, 2015.

On October 16, 2015, the plaintiff filed a motion seeking discovery related to the valuation of the Dividend Payment in connection with its fee application and served related discovery requests on the defendants. On October 23, 2015, the defendants filed their opposition to that motion, as well as a motion for a protective order precluding discovery. On October 27, 2015, the Maryland State Court held a hearing to decide whether to grant final approval of the settlement and to rule on the parties’ discovery motions. At the hearing, the Court ordered limited discovery to occur prior to ruling on the fee application.

On October 28, 2015, the Maryland State Court issued an order granting final approval of the settlement. The time to appeal the order expired on November 30, 2015 without any appeals having been filed. On December 4, 2015, in accordance with the final approval order and the terms of the parties’ settlement agreement, the board of directors declared a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015. On January 4, 2016, Brookfield DTLA paid the Dividend Payment totaling $21.9 million using cash on hand. See Note 17 “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

On December 16, 2015, after taking certain limited discovery permitted by the Maryland State Court during the October 27 hearing, the plaintiff served the defendants with its reply memorandum of law in support of its motion for attorneys’ fees and expenses. That same day, the plaintiff requested that the Court permit it to file the reply memorandum and an exhibit thereto under seal given the confidential nature of the information contained therein. On December 17, 2015, the plaintiff provided the Court with plaintiff’s counsel’s time records for the Court’s in camera review. On January 15, 2016, the defendants filed a surreply to the plaintiff’s reply memorandum after obtaining the Court’s permission to do so. The Maryland State Court has scheduled oral arguments on the plaintiff’s motion for attorneys’ fees and expenses to be held on April 6, 2016. Management is not in a position to estimate the amount of attorneys’ fees and expenses that will ultimately be awarded by the Court.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 15—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2015
Revenue	$73,508	$77,438	$74,561	$73,583
Expenses	82,569	84,166	83,908	88,801
Net loss	(9,061)	(6,728)	(9,347)	(15,218)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – current dividends	587	597	608	529
Senior participating preferred interest – redemption measurement adjustment	760	1,540	804	3,521
Series B common interest – allocation of net loss	(10,127)	(9,319)	(10,310)	(14,765)
Net loss attributable to Brookfield DTLA	(4,584)	(3,849)	(4,752)	(8,807)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,221)	$(8,486)	$(9,389)	$(13,444)

Year Ended December 31, 2014
Revenue	$68,677	$74,358	$75,697	$75,429
Expenses	84,002	85,757	90,601	86,793
Net loss	(15,325)	(11,399)	(14,904)	(11,364)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – current dividends	4,133	3,102	2,232	577
Senior participating preferred interest – redemption measurement adjustment	198	930	97	1,031
Series B common interest – allocation of net loss	(14,967)	(12,756)	(13,699)	(11,469)
Net loss attributable to Brookfield DTLA	(8,992)	(6,978)	(7,837)	(5,807)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(13,629)	$(11,615)	$(12,474)	$(10,444)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Note 16—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2015 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (2)	Year Acquired
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments	Total (1)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$550,000	$41,024	$456,363	$42,404	$—	$41,024	$498,767	$539,791	$33,398	2013
BOA Plaza 333 S. Hope Street	400,000	54,163	354,422	46,999	—	54,163	401,421	455,584	84,077	2006
Wells Fargo Center– South Tower 355 S. Grand Avenue	290,000	21,231	401,149	12,999	—	21,231	414,148	435,379	23,178	2013
Gas Company Tower 525-555 W. Fifth Street	458,000	20,742	396,159	21,516	—	20,742	417,675	438,417	20,552	2013
EY Plaza (3) 725 S. Figueroa Street	219,377	47,385	286,982	110,101	—	47,385	397,083	444,468	72,718	2006
777 Tower 777 S. Figueroa Street	200,000	38,010	303,697	14,888	—	38,010	318,585	356,595	22,207	2013
Miscellaneous investments	—	5,000	—	15	—	5,000	15	5,015	—
	$2,117,377	$227,555	$2,198,772	$248,922	$—	$227,555	$2,447,694	$2,675,249	$256,130
__________

(1)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.8 billion as of December 31, 2015.

(2)
Depreciation in the consolidated and combined statements of operations is computed on a straight-line basis over the following estimated useful lives: buildings (60 years, with an estimated salvage value of 5%), building improvements (ranging from 7 years to 25 years), and tenant improvements (the shorter of the useful life or the applicable lease term).

(3)	Includes the mortgage loan encumbering the Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s investments in real estate (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Investments in Real Estate
Balance at beginning of period	$2,619,422	$2,557,865	$848,572
Additions during period:
Acquisitions	—	—	1,685,375
Improvements	57,827	61,557	23,918
Deductions during period:
Dispositions	2,000	—	—
Other	—	—	—
Balance at close of period	$2,675,249	$2,619,422	$2,557,865

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Accumulated Depreciation
Balance at beginning of period	$189,108	$121,612	$92,500
Additions during period:
Depreciation expense	67,022	67,496	29,112
Deductions during period:
Other	—	—	—
Balance at close of period	$256,130	$189,108	$121,612

Note 17—Subsequent Event

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accrued and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Schulman and Beisner, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

Edward F. Beisner	58	Chief Financial Officer	2015
Paul L. Schulman	47	President, and Chief Operating Officer, U.S. Commercial Operations	2014

Edward F. Beisner was appointed as Chief Financial Officer of Brookfield DTLA on May 15, 2015. Mr. Beisner served in BPO’s U.S. Commercial Operations Division as Senior Vice President and Controller since 2013 and has served in various roles, including most recently as Senior Vice President and Controller, U.S. Commercial Operations, of U.S. subsidiaries of BPO since 1996.

Paul L. Schulman was appointed as President of Brookfield DTLA in August 2014. Prior to that, Mr. Schulman was Chief Operating Officer, U.S. Commercial Operations of BPO since 2009. Prior to this position, he served as Senior Vice President, Regional Head of the Washington, DC Region for BPO. He joined Trizec Properties, Inc. (which was acquired by BPO) in 1998 as Portfolio Manager for the Washington, DC and northern Virginia portfolios.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	51	Director (also Global Chief Investment Officer, Brookfield Properties)	2013
Michelle L. Campbell	45	Director (also Vice President, Secretary)	2014
Alan J. Carr	46	Director	2014
Bryan K. Davis	42	Director	2013
Craig W. Perry	36	Director	2014
Paul L. Schulman	47	Director (also Chairman of the Board, President, and Chief Operating Officer, U.S. Commercial Operations)	2013
Robert L. Stelzl	71	Director	2014

Messrs. Brown, Davis and Schulman and Ms. Campbell are employed by BPO. BPO is Brookfield DTLA’s ultimate parent and, through Brookfield DTLA Holdings, BPO manages the Company’s operations and activities, and it, together with the board of directors and officers, makes decisions on the Company’s behalf. BOP Management Inc. (“BOP”), an affiliate of BPO, is affiliated with the Company because certain subsidiaries of the Company have entered into arrangements with BOP, pursuant to which BOP provides property management and various other services to the Company.

G. Mark Brown has served on the board of directors since the Company was formed in April 2013. In February 2016, Mr. Brown was appointed Global Chief Investment officer of Brookfield Properties. From July 2012 to January 2016, Mr. Brown was Global Chief Investment Officer of BPO. Previously he was Head of Global Strategic Initiatives and Finance of BPO, prior to which he was Senior Vice President, Strategic Initiatives and Finance of BPO since 2005. The board of directors nominated Mr. Brown to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

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

Alan J. Carr is an investment professional with almost 20 years of experience working from the principal and advisor side on complex, process-intensive financial situations and he is the founder of Drivetrain Advisors, a fiduciary services firm that supports the investment community in legally- and process‑intensive investments as a representative, director, or trustee. Prior to founding Drivetrain Advisors in 2013, Mr. Carr was a Managing Director at Strategic Value Partners, LLC (“Strategic Value Partners”), where he led financial restructurings for companies in North America and Europe, working in both the U.S. and Europe over nine years. Prior to joining Strategic Value Partners, Mr. Carr was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he represented clients in various major transactions. Prior to that, he was an attorney at Ravin, Sarasohn, Baumgarten, Fisch & Rosen, P.C. Mr. Carr currently serves on the Board of Directors of Tanker Investments Ltd., a specialized investment company organized under the laws of the Republic of the Marshall Island and traded on the Oslo Stock Exchange, which is focused on the oil tanker market, a position he has held since January 2014. Mr. Carr is also a director and audit and compensation committee member of Midstates Petroleum Company Inc., a company that is traded on the New York Stock Exchange (the “NYSE”). Mr. Carr currently does and has previously served on various boards of private companies in North America, Europe and Asia. As the holders of Series A preferred stock did not submit any proposals for the election of directors at Brookfield DTLA’s 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”), Mr. Carr will continue to serve on the board of directors as a preferred director until his successor is duly elected and qualify or, if earlier, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then current period in accordance with Maryland law, Brookfield DTLA’s charter and the Second Amended and Restated Bylaws of the Company, dated August 11, 2014 (the “Amended Bylaws”).

Bryan K. Davis has served on the board of directors since the Company was formed in April 2013. From April 2013 until May 2015, Mr. Davis served as Chief Financial Officer of the Company. Mr. Davis has held his principal occupation as Chief Financial Officer of BPO since 2007. The board of directors nominated Mr. Davis to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Craig W. Perry is the Chief Executive Officer of TLT Group, a private restaurant holding company with fast-casual tex-mex restaurants operating in Kentucky, Tennessee, Alabama and South Carolina. He is also the founder of Haloroc Holdings Corporation (“Haloroc”), a private holding company with a focus on investing in the real estate, financial and energy markets. Prior to founding Haloroc, Mr. Perry was a Managing Director at Panning Capital from the firm’s inception in October 2012 until June 2014. From 2008 to 2012, Mr. Perry was a founding partner at Sabretooth Capital Partners, an investment management firm, and served as the co-portfolio manager of Sabretooth’s event-driven and macro investment team. Previously, Mr. Perry held positions at Swiss Re Financial Products Corporation and Credit Suisse Group as a portfolio manager with a focus on equities and distressed credit. Mr. Perry is a board member of Cortland Partners, a private multifamily real estate firm. Mr. Perry holds a Bachelor of Arts in Economics from Princeton University. As the holders of Series A preferred stock did not submit any proposals for the election of directors at the 2015 Annual Meeting, Mr. Perry will continue to serve on the board of directors as a preferred director until his successor is duly elected and qualify or, if earlier, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then current period in accordance with Maryland law, Brookfield DTLA’s charter and the Amended Bylaws.

Paul L. Schulman has served on the board of directors since November 2013 and was elected Chairman of the Board and appointed as President of the Company in August 2014. See “Executive Officers of the Registrant” for Mr. Schulman’s biographical information. The board of directors nominated Mr. Schulman to serve as a director and Chairman based, among other factors, on his knowledge of the Company, leadership capabilities and his experience in commercial real estate.

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

Board Leadership Structure and Risk Oversight

The Amended Bylaws give the board of directors the flexibility to determine whether the roles of principal executive officer and Chairman of the Board should be held by the same person or two separate individuals. In connection with the listing of the Series A preferred stock on the NYSE, the board of directors determined that having one person serve as both principal executive officer and Chairman of the Board is in the best interest of the Company’s stockholders. We believe this structure makes the best use of the principal executive officer’s extensive knowledge of the Company and fosters real-time communication between management and the board of directors. Currently, Mr. Schulman serves as Chairman of the Board and President of the Company since August 2014 and is considered our principal executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our executive officers and directors, and beneficial owners of more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership of such securities with the U.S. Securities and Exchange Commission (the “SEC”). Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2015, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except as follows: due to inadvertence by the Company, Edward F. Beisner was late in filing a Form 3 with respect to his ownership of Series A preferred stock. The required form was filed on February 24, 2016.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the fiscal year ended December 31, 2015.

Board Governance Documents

The board of directors maintains a charter for its Audit Committee, has adopted written policies regarding the Approval of Audit and Non-Audit Services Provided by the External Auditor and has adopted Corporate Governance Guidelines. The board of directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of Brookfield Asset Management Inc. (“BAM”), each applicable to the directors, officers and employees of BAM and its subsidiaries. Brookfield DTLA is an indirect subsidiary of BAM. These documents are available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Vice President, Secretary and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Currently, Mr. Stelzl is Chairman of the Audit Committee and Mr. Perry is a member of the Audit Committee. Each of Messrs. Stelzl and Perry is an independent director. Mr. Stelzl has served on the Audit Committee since his election to the board of directors on January 20, 2014 and was appointed Chairman on March 27, 2014. Mr. Perry has served on the Audit Committee since his election to the board of directors on November 11, 2014.

The composition of the Audit Committee meets NYSE requirements for a special purpose entity, including the requirements dealing with financial literacy and financial sophistication. As a special purpose entity under NYSE rules, the board of directors is not required to determine whether any members of the Audit Committee qualify as an “audit committee financial expert” as defined by the SEC. The independent members of the Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

The Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. BPO, through Brookfield DTLA Holdings, manages our operations and activities, and it, together with its board of directors and officers, makes decisions on our behalf. Our executive officers are employed by BPO and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by BPO and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by BPO and its parent company. We have not established any employee benefit plans or entered into any employment agreements with any of our executive officers.

BPO determines the total compensation paid to our executive officers. In determining this compensation, BPO considers, among other things, BPO’s business, results of operations and financial condition taken as a whole. For a detailed discussion of the objectives of BPO’s compensation program, the elements of its compensation program and how compensation is determined, please refer to BPO’s most recently filed Annual Information Form, which is available on BPO’s website at www.brookfieldofficeproperties.com under the heading “Investors—Financial Reports & Shareholder Information—Annual Information Forms.”

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during the fiscal year ended December 31, 2015:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(g)
Alan J. Carr	125,000	125,000
Craig W. Perry	130,000	130,000
Robert L. Stelzl	130,000	130,000
__________

(1)	Each non-independent member of our board of directors does not receive any additional compensation from the Company for his or her services as a director.

(2)	Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2015 for annual retainer fees, committee fees and/or chair fees.

Compensation Risk Assessment

Brookfield DTLA believes that the compensation policies and practices of the Company, and of BPO with respect to the executive officers of the Company, appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. The Company believes that the compensation policies and practices of the Company, and of BPO with respect to the executive officers of the Company, are not reasonably likely to have a material adverse effect on its financial position or results of operations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 25, 2016, Brookfield DTLA Holdings owns 100% of the issued and outstanding shares of the Company’s common stock.

Series A Preferred Stock

Based on our review of all forms filed by holders of Series A preferred stock with the SEC with respect to ownership of shares of Series A preferred stock and other information, as of March 25, 2016, set forth below is a table that shows how much of our Series A preferred stock was beneficially owned on March 25, 2016, by each person known to us to beneficially own more than 5% of our Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
(a)	(b)	(c)
Panning Capital Management, LP (2) 510 Madison Avenue Suite 2400 New York, NY 10022	914,375	9.40%
__________

(1)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 25, 2016.

(2)
Information regarding Panning Capital Management, LP (“Panning”) was obtained from a Schedule 13D, filed with the SEC by Panning on July 24, 2014. Panning reported that, at July 22, 2014, the following entities and natural persons possessed shared power to vote, and shared power to direct the disposition of, the respective amount of shares that follow: Panning–914,375; Panning Holdings GP, LLC–914,375; William M. Kelly–914,375; Kiernan W. Goodwin–914,375; and Franklin S. Edmonds–914,375.

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

Intercompany Loan

Brookfield DTLA was indebted to BOP under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the years ended December 31, 2014 and 2013, the Company accrued $0.6 million and $0.2 million of interest expense, respectively, related to this note. During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

The Predecessor Entities entered into arrangements with Brookfield Properties Management LLC, which is affiliated with the Company through common ownership through BPO, under which the affiliate provides property management and various other services. On October 15, 2013, these agreements were transferred to BOP. The MPG properties entered into similar arrangements with BOP after the closing of the acquisition on October 15, 2013. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Property management fee expense	$7,445	$8,135	$3,667
Asset management fee expense	6,292	6,109	1,320
General, administrative and reimbursable expenses	2,593	2,509	1,190
Leasing and construction management fees	6,396	3,626	786

Insurance Agreements

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $350.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies.

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

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA and the Predecessor Entities under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Insurance expense	$8,532	$8,466	$4,949

Director Independence

Because the Series A preferred stock is the only publicly listed security of the Company, the Company is a special purpose entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special purpose entity exemption” with respect to certain independence requirements. Of the Company’s seven directors, three are currently independent of management and of Brookfield DTLA Holdings and BPO. The board of directors has adopted independence standards as part of its Corporate Governance Guidelines, which are available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.”

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with the NYSE Rules and our Corporate Governance Guidelines, on March 24, 2016, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Alan J. Carr
Craig W. Perry
Robert L. Stelzl

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP:

	For the Year Ended December 31,
	2015	2014

Audit fees (1)	$600,500	$651,500
Audit-related fees	—	—
Tax fees (2)	110,000	—
All other fees	—	—
	$710,500	$651,500
__________

(1)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated and combined financial statements, audits of the Company’s subsidiaries required for statute or otherwise and the performance of interim reviews of the Company’s quarterly unaudited consolidated financial statements.

(2)
Tax fees for the year ended December 31, 2015 include fees for tax services provided by Deloitte Tax LLP including tax advisory services in connection with post-merger tax compliance services related to the acquisition of MPG in 2013.

Pre-approval Policies and Procedures

The Company has adopted written policies that provide that the Audit Committee is to pre‑approve all audit services and permitted non-audit services to be performed for Brookfield DTLA by its independent registered public accounting firm in accordance with applicable law. During the fiscal years ended December 31, 2015 and 2014, all audit and non-audit services provided to us by Deloitte & Touche LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2015, 2014 and 2013
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated and combined financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Agreement and Plan of Merger by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings L.P., Brookfield DTLA Fund Office Trust Investor Inc., DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC dated as of April 24, 2013	8-K	001-31717	2.1	April 25, 2013

2.2	Waiver and First Amendment to Agreement and Plan of Merger, dated as of May 19, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	May 20, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.3	Second Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	July 11, 2013

2.4	Third Amendment to Agreement and Plan of Merger, dated as of August 14, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	August 15, 2013

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

3.6	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

3.7	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

3.8	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

3.9	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.1	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 7, 2014

10.1	Form of Indemnity Agreement	8-K	001-36135	10.1	November 4, 2013

10.2	Exhibit F to Contribution Agreement between Robert F. Maguire III, certain other contributors and MPG Office, L.P., dated as of November 11, 2002, as amended effective May 31, 2003	10-K	001-31717	10.25	March 31, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.3	Exhibit G to Contribution Agreement between Philadelphia Plaza-Phase II and MPG Office, L.P., dated as of November 8, 2002, as amended effective May 31, 2003	10-K	001-31717	10.27	March 31, 2010

10.4††	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-K	001-31717	10.47	March 18, 2013

10.5	Assignment and Assumption Agreement, dated as of January 2, 2014, between Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36135	10.10	April 7, 2014

10.6	Consent and Acknowledgment Agreement, dated as of October 15, 2013, by and among U.S. Bank National Association, as Trustee, Successor-in- Interest to Bank of America, N.A., as Trustee for the registered holders of GS Mortgage Securities Corporation II, commercial mortgage pass-through certificates, Series 2007-GG10, as Lender, North Tower, LLC, as Borrower, MPG Office, L.P., as Old Guarantor, and Brookfield DTLA Holdings LLC, as New Guarantor	8-K	001-36135	10.11	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.7††	Loan Agreement, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	10-K/A	001-31717	10.48	July 26, 2013

10.8	Promissory Note A-1, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.2	August 11, 2006

10.9	Promissory Note A-2, dated as of August 7, 2006, between Maguire Properties – 555 W. Fifth, LLC, Maguire Properties – 350 S. Figueroa, LLC and Nomura Credit & Capital, Inc.	8-K	001-31717	99.3	August 11, 2006

10.10	Guaranty Agreement, dated as of August 7, 2006, by MPG Office, L.P. in favor of Nomura Credit & Capital, Inc.	8-K	001-31717	99.4	August 11, 2006

10.11	Omnibus Amendment to Loan Documents, dated as of July 2, 2010, by and among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, as Borrower, MPG Office, L.P., as Manager and Guarantor, and Bank of America, National Association, as Lender	8-K	001-31717	99.1	July 7, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.12	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 777 Tower, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated October 15, 2013	8-K	001-36135	10.2	April 7, 2014

10.13	Promissory Note, dated as of October 15, 2013, between Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.3	April 7, 2014

10.14	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 355 S. Grand, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated November 8, 2013	8-K	001-36135	10.4	April 7, 2014

10.15	Promissory Note, dated as of November 8, 2013, between Maguire Properties – 355 S. Grand, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.5	April 7, 2014

10.16	Loan Agreement, between EYP Realty, LLC, as Borrower and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and the financial institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders, entered into as of November 27, 2013	8-K	001-36135	10.6	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.17	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and Wells Fargo Bank, National Association	8-K	001-36135	10.7	April 7, 2014

10.18	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and PNC Bank, National Association	8-K	001-36135	10.8	April 7, 2014

10.19	Promissory Note, dated as of December 18, 2013, between EYP Realty, LLC and Aozora Bank, Ltd.	8-K	001-36135	10.9	April 7, 2014

10.20	Loan Agreement, effective as of September 10, 2014, by and among BOP Figat7th LLC, as Borrower, and the financial institutions that are or may from time to time become parties hereto, as Lenders, and Compass Bank, as Administrative Agent	10-K	001-36135	10.20	March 31, 2015

10.21	Promissory Note, effective as of September 10, 2014, between BOP Figat7th LLC and Compass Bank	10-K	001-36135	10.21	March 31, 2015

10.22	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BOP Figat7th LLC, as Borrower, and Compass Bank, as Administrative Agent, effective as of September 10, 2014	10-K	001-36135	10.22	March 31, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.23	Limited Recourse Guaranty, effective as of September 10, 2014, by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Compass Bank, as lender, and as Administrative Agent for itself and those other Lenders as defined in the Loan Agreement	10-K	001-36135	10.23	March 31, 2015

10.24	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.25	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.26	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.27	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.28	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2015

31.1*	Certification of Principal Executive Officer dated March 28, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 28, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
March 28, 2016 pursuant
to 18 U.S.C. Section 1350,
as adopted pursuant to
Section 906 of the
Sarbanes-Oxley
Act of 2002 (1)

99.1	Memorandum of Understanding In Re MPG Office Trust Inc. Preferred Shareholder Litigation entered into as of March 30, 2015	10-K	001-36135	99.1	March 31, 2015

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3 above.

(c)	Financial Statement Schedules
See Item 2 above.
_________
*	Filed herewith.
**	Furnished herewith.
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

Date:	March 28, 2016

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
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

Date:	March 28, 2016	By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman President and Chief Operating Officer, U.S. Commercial Operations, and Chairman of the Board (Principal executive officer)

	March 28, 2016	By:	/s/ EDWARD F. BEISNER
Edward F. Beisner Chief Financial Officer (Principal financial and accounting officer)

	March 28, 2016	By:	/s/ G. MARK BROWN
G. Mark Brown Global Chief Investment Officer, Brookfield Properties, and Director

	March 28, 2016	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Vice President, Secretary and Director

	March 28, 2016	By:	/s/ ALAN J. CARR
Alan J. Carr Director

	March 28, 2016	By:	/s/ BRYAN K. DAVIS
Bryan K. Davis Director

	March 28, 2016	By:	/s/ CRAIG W. PERRY
Craig W. Perry Director

	March 28, 2016	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director