Form 10-Q
period 2016-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2016-05-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of May 13, 2016, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015	1
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015	4
	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the three months ended March 31, 2016 and 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43
Item 4.	Controls and Procedures.	43

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	44
Item 1A.	Risk Factors.	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49
Item 3.	Defaults Upon Senior Securities.	49
Item 4.	Mine Safety Disclosures.	49
Item 5.	Other Information.	49
Item 6.	Exhibits.	50
Signatures		51

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2016	December 31, 2015

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,168,562	2,167,746
Tenant improvements	281,940	279,948
	2,678,057	2,675,249
Less: accumulated depreciation	273,620	256,130
Investments in real estate, net	2,404,437	2,419,119

Cash and cash equivalents	34,877	53,736
Restricted cash	50,117	53,830
Rents, deferred rents and other receivables, net	98,362	95,690
Intangible assets, net	93,725	99,710
Deferred charges, net	65,799	66,791
Prepaid and other assets, net	12,938	9,134
Total assets	$2,760,255	$2,798,010

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,112,045	$2,111,405
Accounts payable and other liabilities	78,376	105,004
Due to affiliates, net	13,054	9,335
Intangible liabilities, net	28,590	30,208
Total liabilities	$2,232,065	$2,255,952

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	March 31, 2016	December 31, 2015

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2016 and December 31, 2015	$358,941	$354,304
Noncontrolling Interests:
Series A-1 preferred interest	353,387	349,084
Senior participating preferred interest	23,863	23,207
Total mezzanine equity	736,191	726,595

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	191,710	191,710
Accumulated deficit	(187,205)	(177,879)
Accumulated other comprehensive loss	(4,437)	(2,580)
Noncontrolling interest – Series B common interest	(208,069)	(195,788)
Total stockholders’ deficit	(208,001)	(184,537)
Total liabilities and deficit	$2,760,255	$2,798,010

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
Rental income	$40,327	$38,803
Tenant reimbursements	22,889	21,641
Parking	9,125	8,673
Interest and other	2,472	4,391
Total revenue	74,813	73,508

Expenses:
Rental property operating and maintenance	23,261	22,205
Real estate taxes	9,673	9,988
Parking	2,060	1,916
Other expense	737	226
Depreciation and amortization	25,076	24,589
Interest	23,978	23,645
Total expenses	84,785	82,569

Net loss	(9,972)	(9,061)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303
Senior participating preferred interest – current dividends	—	587
Senior participating preferred interest – redemption measurement adjustment	656	760
Series B common interest – allocation of net loss	(10,242)	(10,127)
Net loss attributable to Brookfield DTLA	(4,689)	(4,584)
Series A preferred stock – current dividends	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,326)	$(9,221)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Net loss	$(9,972)	$(9,061)

Other comprehensive loss:
Derivative transactions:
Derivative holding losses	(3,896)	(2,534)

Comprehensive loss	(13,868)	(11,595)
Comprehensive loss attributable to noncontrolling interests	7,322	5,803
Comprehensive loss available to common interest holders of Brookfield DTLA	$(6,546)	$(5,792)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(4,689)		(5,283)	(9,972)
Other comprehensive loss					(1,857)	(2,039)	(3,896)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(4,637)		(4,959)	(9,596)
Balance, March 31, 2016	1,000	$—	$191,710	$(187,205)	$(4,437)	$(208,069)	$(208,001)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(4,584)		(4,477)	(9,061)
Other comprehensive loss					(1,208)	(1,326)	(2,534)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(4,637)		(5,650)	(10,287)
Balance, March 31, 2015	1,000	$—	$191,710	$(146,560)	$(3,274)	$(162,156)	$(120,280)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(9,972)	$(9,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,076	24,589
Provision for doubtful accounts	31	(202)
Amortization of below-market leases/ above-market leases	(450)	(623)
Straight-line rent amortization	(3,265)	(3,295)
Amortization of tenant inducements	788	515
Amortization of discounts and deferred financing costs	1,267	1,262
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(195)	1,445
Due to affiliates, net	3,719	3,437
Deferred charges	(1,777)	(8,630)
Prepaid and other assets	(3,805)	(1,967)
Accounts payable and other liabilities	(1,026)	3,819
Net cash provided by operating activities	10,391	11,289
Cash flows from investing activities:
Expenditures for improvements to real estate	(10,443)	(19,840)
Decrease (increase) in restricted cash	3,713	(519)
Net cash used in investing activities	(6,730)	(20,359)
Cash flows from financing activities:
Principal payments on mortgage loans	(627)	—
Dividends paid on Series A preferred stock	(21,893)	—
Financing fees paid	—	(31)
Net cash used in financing activities	(22,520)	(31)
Net change in cash and cash equivalents	(18,859)	(9,101)
Cash and cash equivalents at beginning of period	53,736	125,004
Cash and cash equivalents at end of period	$34,877	$115,903

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,707	$22,375

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$8,655	$10,816
Accrual for deferred leasing costs	2,145	7,765
Decrease in fair value of interest rate swap, net	(3,896)	(2,534)

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

The condensed consolidated balance sheet data as of December 31, 2015 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all disclosures required by GAAP.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2016.

Reclassifications

In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have combined the amortization of deferred financing costs ($297) and the amortization of debt discounts ($965) and presented a new total ($1,262) in the condensed consolidated statement of cash flows for the three months ended March 31, 2015 so as to reflect the presentation of such costs in the condensed consolidated balance sheet as of December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The guidance in ASU 2015-02 became effective for Brookfield DTLA beginning January 1, 2016. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on our consolidated statement of operations for the three months ended March 31, 2015 as a result of adopting this pronouncement.

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

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of March 31, 2016 and December 31, 2015, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of March 31, 2016, Brookfield DTLA’s 2013 tax period and 2014 tax year remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2012 tax year as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2016	December 31, 2015

Allowance for doubtful accounts	$515	$484
Accumulated amortization of tenant inducements	7,313	6,525

Brookfield DTLA recorded a $31 thousand and $(202) thousand provision for doubtful accounts during the three months ended March 31, 2016 and 2015, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	102,978	96,993
Intangible assets, net	$93,725	$99,710

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	47,754	46,136
Intangible liabilities, net	$28,590	$30,208

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Rental income	$450	$623
Depreciation and amortization expense	4,817	5,646

As of March 31, 2016, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2016, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2016	$12,172	$5,715	$4,952
2017	10,274	6,293	4,859
2018	6,936	5,180	3,810
2019	5,886	4,346	3,395
2020	5,099	3,424	3,189
Thereafter	14,448	13,952	8,385
	$54,815	$38,910	$28,590

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2016	December 31, 2015

Accumulated amortization of leasing costs	$41,003	$38,234

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2016	December 31, 2015
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	2.24%	$290,000	$290,000
777 Tower (2)	11/1/2018	2.14%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.69%	35,000	35,000
Total variable-rate loans			525,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	183,750	184,377
Total floating-rate debt			708,750	709,377

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Total fixed-rate debt			1,408,000	1,408,000

Total debt			2,116,750	2,117,377
Less: unamortized discounts and debt issuance costs			4,705	5,972
Total debt, net			$2,112,045	$2,111,405
__________

(1)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2015 and March 31, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

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

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of March 31, 2016, our debt to be repaid during the remainder of 2016, the next four years and thereafter is as follows (in thousands):

2016	$750,892
2017	589,026
2018	204,232
2019	4,449
2020	168,151
Thereafter	400,000
$2,116,750

As of March 31, 2016, $508.8 million of our debt may be prepaid without penalty, $458.0 million may be defeased (as defined in the underlying loan agreements), $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $200.0 million may be prepaid with prepayment penalties, and $400.0 million is locked out from defeasance until September 30, 2016.

Gas Company Tower—

Brookfield DTLA currently intends to refinance the $458.0 million mortgage loan secured by Gas Company Tower on or about its August 11, 2016 maturity with new debt with a target leverage ratio of approximately 60% to 65%. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, as of March 31, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $88 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2015 and March 31, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of March 31, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $95 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to refinance the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower on or about its April 6, 2017 maturity date with new debt with a target leverage ratio of approximately 60% to 65%. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, as of March 31, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $155 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2016 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.77 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.61 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is comprised of the Series A preferred stock, a Series A-1 preferred interest and a senior participating preferred interest (the “Preferred Interests”). The Series A-1 preferred interest and senior participating preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable and the holder of the Series A-1 preferred interest and senior participating preferred interest (which also owns some of the Series A preferred stock) indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2016 and December 31, 2015. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Dividends and Distributions

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

During April 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. See Note 14 “Subsequent Events—Distribution to Brookfield DTLA Holdings.”

Series A Preferred Stock

As of March 31, 2016 and December 31, 2015, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097. See Note 13 “Commitments and Contingencies—Litigation—Merger-Related Litigation” for additional information regarding the dividend payment.

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2016 and 2015. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of March 31, 2016, the cumulative amount of unpaid dividends totals $115.7 million and has been reflected in the carrying amount of the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2016, the Series A preferred stock is reported at its redemption value of $358.9 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through March 31, 2016.

Series A-1 Preferred Interest

The Series A-1 preferred interest has mirror rights to the Series A preferred interests issued by Brookfield DTLA Fund Properties II LLC (“New OP”), which are held by a wholly owned subsidiary of Brookfield DTLA, but only with respect to their respective preferred liquidation preferences, and share pro rata with 48.13% to the Series A-1 preferred interest and 51.87% to the Series A preferred interest based on their current liquidation preferences in accordance with their respective preferred liquidation preferences in distributions from New OP, until their preferred liquidation preferences have been reduced to zero. Thereafter, distributions will be made 47.66% to the Series A preferred interest and 52.34% to the Series B preferred interest, which is held by Brookfield DTLA Holdings. The economic terms of the Series A preferred stock mirror those of the New OP Series A preferred interests, including distributions in respect of the preferred liquidation preference.

As of March 31, 2016, the Series A-1 preferred interest is reported at its redemption value of $353.4 million calculated using its liquidation value of $225.7 million plus $127.7 million of accumulated and unpaid dividends on such Series A-1 preferred interest through March 31, 2016.

Senior Participating Preferred Interest

On October 15, 2013, Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP, which owns 333 South Hope Co. LLC and EYP Realty LLC. As of December 31, 2015, the 7.0% preferred interests portion of the senior participating preferred interest had been fully repaid to Brookfield DTLA Holdings.

As of March 31, 2016, the senior participating preferred interest is reported at its redemption value of $23.9 million using the value of the participating interest.

During April 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. See Note 14 “Subsequent Events—Distribution to Brookfield DTLA Holdings.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the three months ended March 31, 2016 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests		Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest

Balance, December 31, 2015	9,730,370	$354,304	$349,084	$23,207	$726,595
Current dividends		4,637	4,303	—	8,940
Redemption measurement adjustment				656	656
Balance, March 31, 2016	9,730,370	$358,941	$353,387	$23,863	$736,191

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

During April 2016, Brookfield DTLA received a $2.5 million contribution from Brookfield DTLA Holdings, which was used for general corporate purposes. See Note 14 “Subsequent Events—Capital Contribution.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Balance at beginning of period	$(5,415)	$(4,337)
Other comprehensive loss before reclassifications	(3,896)	(2,534)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(3,896)	(2,534)
Balance at end of period	$(9,311)	$(6,871)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2016	$(9,311)	$—	$(9,311)	$—
December 31, 2015	(5,415)	—	(5,415)	—

Interest rate caps at:
March 31, 2016	$9	$—	$9	$—
December 31, 2015	19	—	19	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(9,311)	$(5,415)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Loss Recognized in AOCL	Amount of Loss Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the three months ended:
March 31, 2016	$(3,896)	$—
March 31, 2015	(2,534)	—

Interest Rate Swap—

As of March 31, 2016 and December 31, 2015, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	March 31, 2016	December 31, 2015

Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	March 31, 2016	December 31, 2015

Estimated fair value	$2,127,293	$2,114,761
Carrying amount	2,116,750	2,117,377

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 12—Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with BOP Management Inc. (“BOP”), an affiliate of BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Property management fee expense	$1,959	$1,903
Asset management fee expense	1,583	1,523
General, administrative and reimbursable expenses	596	549
Leasing and construction management fees	590	2,779

Insurance Agreements

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Insurance expense	$1,949	$2,147

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 16, 2015, after taking certain limited discovery permitted by the Maryland State Court during the October 27 hearing, the plaintiff served the defendants with its reply memorandum of law in support of its motion for attorneys’ fees and expenses. That same day, the plaintiff requested that the Court permit it to file the reply memorandum and an exhibit thereto under seal given the confidential nature of the information contained therein. On December 17, 2015, the plaintiff provided the Court with plaintiff’s counsel’s time records for the Court’s in camera review. On January 15, 2016, the defendants filed a surreply to the plaintiff’s reply memorandum after obtaining the Court’s permission to do so. After a hearing on April 6, 2016, the Maryland State Court issued an order on April 18, 2016 granting an award of attorneys’ fees and expenses to the plaintiffs totaling $2,212,688. See Note 14 “Subsequent Events—Merger-Related Litigation.”

Note 14—Subsequent Events

Merger-Related Litigation

On April 18, 2016, the Maryland State Court issued an order granting an award of attorneys’ fees and expenses to the plaintiffs in the Preferred Stock Actions totaling $2,212,688. On April 21, 2016, the Company paid the awarded amount to the plaintiffs’ counsel. BPO is seeking reimbursement for 50% of the attorneys’ fees and expenses awarded to the plaintiffs from MPG’s insurers.

Distribution to Brookfield DTLA Holdings

On April 5, 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

Capital Contribution

On April 21, 2016, Brookfield DTLA received a $2.5 million contribution from Brookfield DTLA Holdings, which was used for general corporate purposes.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of the holders of the Series A preferred stock. See “—Potential Uses of Liquidity—Property Operations” below.

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

Potential Sources of Liquidity—

Cash on Hand—

As of March 31, 2016 and December 31, 2015, Brookfield DTLA had cash and cash equivalents totaling $34.9 million and $53.7 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of March 31, 2016:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.2%	$31,278,095	$23.88
Wells Fargo Center–North Tower	1,400,639	18.61%	82.0%	29,073,706	25.30
Gas Company Tower	1,345,163	17.87%	88.2%	27,503,003	23.19
EY Plaza	1,224,967	16.28%	89.1%	25,180,297	23.08
Wells Fargo Center–South Tower	1,124,960	14.95%	77.0%	21,524,749	24.85
777 Tower	1,024,835	13.62%	85.3%	20,545,786	23.51
	7,525,992	100.00%	86.0%	$155,105,636	$23.95
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2016. This amount reflects total base rent before any rent abatements as of March 31, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2016 for the twelve months ending March 31, 2017 are approximately $11.7 million, or $1.81 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at March 31, 2016, plus currently available space, for the remainder of 2016, each of the nine calendar years beginning January 1, 2017 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2016	143,041	2.2%	$3,403,803	2.2%	$23.80	$23.90
2017	561,257	8.7%	13,994,372	9.0%	24.93	25.53
2018	683,017	10.5%	12,203,981	7.9%	17.87	18.76
2019	464,258	7.2%	12,693,489	8.2%	27.34	30.62
2020	318,367	4.9%	8,222,993	5.3%	25.83	29.31
2021	431,970	6.7%	10,729,419	6.9%	24.84	29.02
2022	745,035	11.5%	19,125,500	12.3%	25.67	31.49
2023	725,522	11.2%	17,021,328	11.0%	23.46	29.37
2024	391,323	6.0%	9,624,508	6.2%	24.59	30.98
2025	691,875	10.7%	18,053,959	11.6%	26.09	32.50
Thereafter	1,320,219	20.4%	30,032,284	19.4%	22.75	34.12
Total expiring leases	6,475,884	100.0%	$155,105,636	100.0%	$23.95	$29.51
Currently available	1,050,108
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2016. This amount reflects total base rent before any rent abatements as of March 31, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2016 for the twelve months ending March 31, 2017 are approximately $11.7 million, or $1.81 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the three months ended March 31, 2016. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the three months ended March 31, 2016:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2015	6,443,905	85.6%
Expirations	(99,416)	(1.3)%
New leases	47,343	0.6%
Renewals	84,052	1.1%
Leased square feet as of March 31, 2016	6,475,884	86.0%

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

Contributions from Brookfield DTLA Holdings—

During the three months ended March 31, 2016 and 2015, Brookfield DTLA received no contributions from Brookfield DTLA Holdings. To the extent that future contributions are needed, Brookfield DTLA Holdings has made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no contributions have been funded under this commitment.

During April 2016, Brookfield DTLA received a $2.5 million contribution from Brookfield DTLA Holdings, which was used for general corporate purposes. See “Subsequent Events—Capital Contribution.”

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

BOA Plaza and EY Plaza have historically generated sufficient cash from operations to fund their operating activities. In the future, should the cash generated by Brookfield DTLA’s properties, including the properties acquired from MPG, not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to fund its operations. Brookfield DTLA Holdings has made a commitment to make future capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it would be entitled to receive a preferred return, if and when called by New OP. As of the date of this report, no contributions have been funded under this commitment.

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $137 million over the next ten years, with the majority (approximately $115 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

Payments in Connection with Loans—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loans on Wells Fargo Center–North Tower and Gas Company Tower on or about their scheduled maturities (April 2017 for Wells Fargo Center–North Tower and August 2016 for Gas Company Tower) with new debt with a target leverage ratio of approximately 60% to 65%. As the leverage ratio for these loans is significantly above such targeted leverage ratio, Brookfield DTLA anticipates the need for additional cash of approximately $243 million to complete these refinancings. In addition, Brookfield DTLA currently intends to refinance the existing mortgage loan on Wells Fargo Center–South Tower on or about its scheduled maturity (December 2016) with new debt. As of March 31, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. Brookfield DTLA anticipates the need for additional cash of approximately $95 million to complete the refinancing of the Wells Fargo Center–South Tower mortgage loan. There can be no assurance that any of these refinancings can be accomplished or what terms will be available in the market for these type of financings at the time of any refinancing.

Distributions to Brookfield DTLA Holdings—

During the three months ended March 31, 2016 and 2015, the Company made no cash distributions to Brookfield DTLA Holdings.

During April 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. See “Subsequent Events—Distribution to Brookfield DTLA Holdings.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Dividend Payment in Connection with Legal Settlement—

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097. See Part II, Item 1. “Legal Proceedings—Merger‑Related Litigation” for additional information regarding the dividend payment.

Indebtedness

As of March 31, 2016, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of March 31, 2016 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$1,408.0	66.52%	5.04%	3 years
Variable-rate swapped to fixed-rate	183.8	8.68%	3.93%	5 years
Variable-rate	525.0	24.80%	2.23%	1 year
	$2,116.8	100.00%	4.24%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2016 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	2.24%	12/1/2016	$290,000	$6,586
777 Tower (3)	2.14%	11/1/2018	200,000	4,339
Figueroa at 7th (4)	2.69%	9/10/2017	35,000	955
Total variable-rate loans			525,000	11,880

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	183,750	7,318
Total floating-rate debt			708,750	19,198

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,116,750	$91,084
Less: unamortized discounts and debt issuance costs			4,705
Total debt, net			$2,112,045
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

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

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, as of March 31, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $88 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of March 31, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of March 31, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $95 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to refinance the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower on or about its April 6, 2017 maturity date with new debt with a target leverage ratio of approximately 60% to 65%. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As the leverage ratio for this loan is significantly above such targeted leverage ratio, as of March 31, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $155 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2016 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower.

Under the Gas Company Tower mortgage loan, we reported a DSCR of 0.77 to 1.00, calculated using actual debt service under the loan, and a DSCR of 0.61 to 1.00, calculated using actual debt service plus a hypothetical principal payment using a 30-year amortization schedule. Because the reported DSCR using the actual debt service plus a hypothetical principal payment was less than 1.00 to 1.00, the lender could seek to remove Brookfield Properties Management (CA) Inc. as property manager of Gas Company Tower, which is the only recourse available to the lender as a result of such breach.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to March 31, 2015

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31, 2016	March 31, 2015
Revenue:
Rental income	$40.3	$38.8	$1.5	4%
Tenant reimbursements	22.9	21.6	1.3	6%
Parking	9.1	8.7	0.4	5%
Interest and other	2.5	4.4	(1.9)	(43)%
Total revenue	74.8	73.5	1.3	2%

Expenses:
Rental property operating and maintenance	23.2	22.2	1.0	5%
Real estate taxes	9.7	10.0	(0.3)	(3)%
Parking	2.1	1.9	0.2	10%
Other expense	0.7	0.3	0.4	177%
Depreciation and amortization	25.1	24.6	0.5	2%
Interest	24.0	23.6	0.4	2%
Total expenses	84.8	82.6	2.2	3%
Net loss	$(10.0)	$(9.1)	$(0.9)

Rental Income

Rental income increased $1.5 million, or 4%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of higher lease rates as well as an increase in occupancy from 84.6% to 86.0%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $1.3 million, or 6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of increased operating expenses passed through to tenants.

Interest and Other Revenue

Interest and other revenue decreased $1.9 million, or 43%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, mainly as a result of a decrease in lease termination income.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $1.0 million, or 5%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, largely due to an increase in various building maintenance costs.

Other Expense

Other expense increased $0.4 million, or 177%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to nonrecoverable legal expense in 2016 for which there was no comparable activity during 2015.

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

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2016	March 31, 2015
	(In thousands)
Net cash provided by operating activities	$10,391	$11,289	$(898)
Net cash used in investing activities	(6,730)	(20,359)	(13,629)
Net cash used in financing activities	(22,520)	(31)	22,489

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the three months ended March 31, 2016 totaled $10.4 million, compared to net cash provided by operating activities of $11.3 million during the three months ended March 31, 2015. The $0.9 million decrease is primarily related to changes in other working capital amounts.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $6.7 million during the three months ended March 31, 2016, compared to net cash used in investing activities of $20.4 million during the three months ended March 31, 2015, as a result of reduced expenditures for improvements to its properties and use of restricted cash deposits during 2016.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities was $22.5 million during the three months ended March 31, 2016, primarily for payment of dividends on the Series A preferred stock.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of March 31, 2016 and December 31, 2015, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2016, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Principal payments on mortgage loans	$750,892	$589,026	$204,232	$4,449	$168,151	$400,000	$2,116,750
Interest payments –
Fixed-rate debt (1)	44,944	24,781	16,425	16,425	16,470	60,300	179,345
Variable-rate swapped to fixed-rate debt	5,475	7,130	6,985	6,784	6,303	—	32,677
Variable-rate debt (2)	8,410	5,001	3,626	—	—	—	17,037
Tenant-related commitments (3)	50,502	21,271	11,785	963	520	6,070	91,111
	$860,223	$647,209	$243,053	$28,621	$191,444	$466,370	$2,436,920
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2016 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2016.

Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with BOP Management Inc. (“BOP”), an affiliate of BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Property management fee expense	$1,959	$1,903
Asset management fee expense	1,583	1,523
General, administrative and reimbursable expenses	596	549
Leasing and construction management fees	590	2,779

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insurance Agreements

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Insurance expense	$1,949	$2,147

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 28, 2016 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The guidance in ASU 2015-02 became effective for Brookfield DTLA beginning January 1, 2016. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on our consolidated statement of operations for the three months ended March 31, 2015 as a result of adopting this pronouncement.

Subsequent Events

Merger-Related Litigation

On April 18, 2016, the Maryland State Court issued an order granting an award of attorneys’ fees and expenses to the plaintiffs in the Preferred Stock Actions totaling $2,212,688. On April 21, 2016, the Company paid the awarded amount to the plaintiffs’ counsel. BPO is seeking reimbursement for 50% of the attorneys’ fees and expenses awarded to the plaintiffs from MPG’s insurers.

Distribution to Brookfield DTLA Holdings

On April 5, 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

Capital Contribution

On April 21, 2016, Brookfield DTLA received a $2.5 million contribution from Brookfield DTLA Holdings, which was used for general corporate purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 28, 2016 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2015.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

On December 16, 2015, after taking certain limited discovery permitted by the Maryland State Court during the October 27 hearing, the plaintiff served the defendants with its reply memorandum of law in support of its motion for attorneys’ fees and expenses. That same day, the plaintiff requested that the Court permit it to file the reply memorandum and an exhibit thereto under seal given the confidential nature of the information contained therein. On December 17, 2015, the plaintiff provided the Court with plaintiff’s counsel’s time records for the Court’s in camera review. On January 15, 2016, the defendants filed a surreply to the plaintiff’s reply memorandum after obtaining the Court’s permission to do so. After a hearing on April 6, 2016, the Maryland State Court issued an order on April 18, 2016 granting an award of attorneys’ fees and expenses to the plaintiffs totaling $2,212,688. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Merger-Related Litigation.”

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 28, 2016. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2016, the cumulative amount of unpaid dividends totaled $117.2 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 13, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 13, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
May 13, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of May 13, 2016

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)