Form 10-Q
period 2016-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2016-08-12
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of August 5, 2016, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2016 and 2015	4
	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the six months ended June 30, 2016 and 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	47
Item 4.	Controls and Procedures.	47

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	48
Item 1A.	Risk Factors.	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	53
Item 3.	Defaults Upon Senior Securities.	53
Item 4.	Mine Safety Disclosures.	53
Item 5.	Other Information.	53
Item 6.	Exhibits.	54
Signatures		55

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2016	December 31, 2015

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,172,646	2,167,746
Tenant improvements	296,289	279,948
	2,696,490	2,675,249
Less: accumulated depreciation	292,938	256,130
Investments in real estate, net	2,403,552	2,419,119

Cash and cash equivalents	29,869	53,736
Restricted cash	53,090	53,830
Rents, deferred rents and other receivables, net	103,671	95,690
Intangible assets, net	87,599	99,710
Deferred charges, net	63,757	66,791
Prepaid and other assets, net	5,367	9,134
Total assets	$2,746,905	$2,798,010

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,112,360	$2,111,405
Accounts payable and other liabilities	65,895	105,004
Due to affiliates, net	16,777	9,335
Intangible liabilities, net	25,007	30,208
Total liabilities	$2,220,039	$2,255,952

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	June 30, 2016	December 31, 2015

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2016 and December 31, 2015	$363,578	$354,304
Noncontrolling Interests:
Series A-1 preferred interest	357,690	349,084
Senior participating preferred interest	23,927	23,207
Series B preferred interest	6,068	—
Total mezzanine equity	751,263	726,595

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	194,210	191,710
Accumulated deficit	(195,627)	(177,879)
Accumulated other comprehensive loss	(5,021)	(2,580)
Noncontrolling interest – Series B common interest	(217,959)	(195,788)
Total stockholders’ deficit	(224,397)	(184,537)
Total liabilities and deficit	$2,746,905	$2,798,010

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Rental income	$43,410	$39,186	$83,737	$77,989
Tenant reimbursements	22,948	23,570	45,837	45,211
Parking	9,396	8,819	18,521	17,492
Interest and other	3,214	5,863	5,686	10,254
Total revenue	78,968	77,438	153,781	150,946

Expenses:
Rental property operating and maintenance	23,813	24,008	47,074	46,213
Real estate taxes	9,167	9,490	18,840	19,478
Parking	1,986	1,913	4,046	3,829
Other expense	960	1,142	1,697	1,368
Depreciation and amortization	27,261	23,984	52,337	48,573
Interest	24,043	23,629	48,021	47,274
Total expenses	87,230	84,166	172,015	166,735

Net loss	(8,262)	(6,728)	(18,234)	(15,789)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	8,606	8,606
Senior participating preferred interest – current dividends	—	597	—	1,184
Senior participating preferred interest – redemption measurement adjustment	400	1,540	1,056	2,300
Series B preferred interest – current dividends	68	—	68	—
Series B common interest – allocation of net loss	(9,248)	(9,319)	(19,490)	(19,446)
Net loss attributable to Brookfield DTLA	(3,785)	(3,849)	(8,474)	(8,433)
Series A preferred stock – current dividends	4,637	4,637	9,274	9,274
Net loss available to common interest holders of Brookfield DTLA	$(8,422)	$(8,486)	$(17,748)	$(17,707)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net loss	$(8,262)	$(6,728)	$(18,234)	$(15,789)

Other comprehensive loss:
Derivative transactions:
Derivative holding (losses) gains	(1,226)	2,406	(5,122)	(128)

Comprehensive loss	(9,488)	(4,322)	(23,356)	(15,917)
Comprehensive loss attributable to noncontrolling interests	5,119	1,620	12,441	7,423
Comprehensive loss available to common interest holders of Brookfield DTLA	$(4,369)	$(2,702)	$(10,915)	$(8,494)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(8,474)		(9,760)	(18,234)
Other comprehensive loss					(2,441)	(2,681)	(5,122)
Contribution from Brookfield DTLA Holdings			2,500				2,500
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(9,274)		(9,730)	(19,004)
Balance, June 30, 2016	1,000	$—	$194,210	$(195,627)	$(5,021)	$(217,959)	$(224,397)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(8,433)		(7,356)	(15,789)
Other comprehensive loss					(61)	(67)	(128)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(9,274)		(12,090)	(21,364)
Balance, June 30, 2015	1,000	$—	$191,710	$(155,046)	$(2,127)	$(170,216)	$(135,679)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(18,234)	$(15,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,337	48,573
Provision for (recovery of) doubtful accounts	72	(110)
Amortization of below-market leases/ above-market leases	(2,892)	(1,271)
Straight-line rent amortization	(9,448)	(6,812)
Amortization of tenant inducements	1,628	1,142
Amortization of discounts and deferred financing costs	2,534	2,532
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(161)	1,973
Due to (from) affiliates, net	7,441	(787)
Deferred charges	(2,692)	(11,525)
Prepaid and other assets	3,766	5,664
Accounts payable and other liabilities	(15,299)	4,071
Net cash provided by operating activities	19,052	27,661
Cash flows from investing activities:
Expenditures for improvements to real estate	(28,351)	(27,764)
Decrease (increase) in restricted cash	740	(11,077)
Net cash used in investing activities	(27,611)	(38,841)
Cash flows from financing activities:
Principal payments on mortgage loans	(1,579)	—
Dividends paid on Series A preferred stock	(21,893)	—
Distribution to senior participating preferred interest	(336)	—
Contribution from Series B preferred interest	6,000	—
Contribution from Brookfield DTLA Holdings	2,500	—
Financing fees paid	—	(32)
Net cash used in financing activities	(15,308)	(32)
Net change in cash and cash equivalents	(23,867)	(11,212)
Cash and cash equivalents at beginning of period	53,736	125,004
Cash and cash equivalents at end of period	$29,869	$113,792

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,569	$44,757

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$9,181	$11,432
Accrual for deferred leasing costs	2,120	5,841
Decrease in fair value of interest rate swap, net	(5,122)	(128)

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

Reclassifications

In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have combined the amortization of deferred financing costs ($601) and the amortization of debt discounts ($1,931) and presented a new total ($2,532) in the condensed consolidated statement of cash flows for the six months ended June 30, 2015 so as to reflect the presentation of such costs in the condensed consolidated balance sheet as of December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03 that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on our consolidated statements of operations for the three and six months ended June 30, 2015 as a result of adopting this pronouncement.

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

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of June 30, 2016 and December 31, 2015, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of June 30, 2016, Brookfield DTLA’s 2013 tax period and 2014 tax year remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2012 tax year as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015

Allowance for doubtful accounts	$556	$484
Accumulated amortization of tenant inducements	8,153	6,525

Brookfield DTLA recorded a $41 thousand and $72 thousand provision for doubtful accounts during the three and six months ended June 30, 2016, respectively. Brookfield DTLA recorded a $92 thousand provision for doubtful accounts and a $(110) thousand recovery of doubtful accounts during the three and six months ended June 30, 2015, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	109,104	96,993
Intangible assets, net	$87,599	$99,710

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	51,337	46,136
Intangible liabilities, net	$25,007	$30,208

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Rental income	$2,442	$648	$2,892	$1,271
Depreciation and amortization expense	4,985	5,126	9,802	10,772

As of June 30, 2016, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2016, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2016	$7,993	$3,768	$2,767
2017	10,274	6,293	5,658
2018	6,936	5,180	3,814
2019	5,886	4,346	3,240
2020	5,099	3,424	3,034
Thereafter	14,448	13,952	6,494
	$50,636	$36,963	$25,007

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015

Accumulated amortization of leasing costs	$43,961	$38,234

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2016	December 31, 2015
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	2.26%	$290,000	$290,000
777 Tower (2)	11/1/2018	2.16%	200,000	200,000
Figueroa at 7th (3)	9/10/2017	2.70%	35,000	35,000
Total variable-rate loans			525,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	182,798	184,377
Total floating-rate debt			707,798	709,377

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
Gas Company Tower (5)	8/11/2016	5.10%	458,000	458,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Total fixed-rate debt			1,408,000	1,408,000

Total debt			2,115,798	2,117,377
Less: unamortized discounts and debt issuance costs			3,438	5,972
Total debt, net			$2,112,360	$2,111,405
__________

(1)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2015 and June 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

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

(5)	On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of June 30, 2016, our debt to be repaid during the remainder of 2016, the next four years and thereafter is as follows (in thousands):

2016 (1)	$749,940
2017	589,026
2018	204,232
2019	4,449
2020	168,151
Thereafter	400,000
$2,115,798
__________

(1)	On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower that was scheduled to mature on August 11, 2016.

As of June 30, 2016, $965.8 million of our debt may be prepaid without penalty, $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $200.0 million may be prepaid with prepayment penalties, and $400.0 million is locked out from defeasance until September 30, 2016.

Gas Company Tower—

On July 11, 2016, Brookfield DTLA Holdings refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, Brookfield DTLA Holdings repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million tax reserve at closing. During July 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, of which $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower. See Note 14 “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The new $450.0 million mortgage loan is comprised of a $319.0 million senior loan and a $131.0 million mezzanine loan, which bear interest at fixed rates equal to 3.4727% and 6.50%, respectively, mature on August 6, 2021, and require the payment of interest-only until maturity. The senior loan is locked out from prepayment until September 6, 2017, after which it can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreement) until April 6, 2021 after which the loan can be repaid without penalty. The mezzanine loan is locked out from prepayment until September 6, 2017, after which the loan can be repaid, in whole or in part, without penalty.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2015 and June 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of June 30, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $85 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to refinance the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower on or about its April 6, 2017 maturity date with new debt with a lower leverage ratio. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of June 30, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $115 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2016 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower. On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower.

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

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets is comprised of the Series A preferred stock, a Series A-1 preferred interest, a senior participating preferred interest and, as of June 30, 2016, a Series B preferred interest (collectively, the “Preferred Interests”). The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Series B Preferred Interest” below for a discussion of the issuance of the Series B preferred interest during the three months ended June 30, 2016.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of June 30, 2016 and December 31, 2015. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

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

Series A Preferred Stock

As of June 30, 2016 and December 31, 2015, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

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

No dividends were declared on the Series A preferred stock during the six months ended June 30, 2016 and 2015. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of June 30, 2016, the cumulative amount of unpaid dividends totals $120.3 million and has been reflected in the carrying amount of the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2016, the Series A preferred stock is reported at its redemption value of $363.6 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through June 30, 2016.

Series A-1 Preferred Interest

The Series A-1 preferred interest has mirror rights to the Series A preferred interests issued by Brookfield DTLA Fund Properties II LLC (“New OP”), which are held by a wholly owned subsidiary of Brookfield DTLA, but only with respect to their respective preferred liquidation preferences, and share pro rata with 48.13% to the Series A-1 preferred interest and 51.87% to the Series A preferred interest based on their current liquidation preferences in accordance with their respective preferred liquidation preferences in distributions from New OP, until their preferred liquidation preferences have been reduced to zero. Thereafter, distributions will be made 47.66% to the common component of the Series A interest and 52.34% to the common component of the Series B interest, which is held by Brookfield DTLA Holdings. The economic terms of the Series A preferred stock mirror those of the New OP Series A preferred interests, including distributions in respect of the preferred liquidation preference.

As of June 30, 2016, the Series A-1 preferred interest is reported at its redemption value of $357.7 million calculated using its liquidation value of $225.7 million plus $132.0 million of accumulated and unpaid dividends on such Series A-1 preferred interest through June 30, 2016.

Senior Participating Preferred Interest

On October 15, 2013, Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP, which owns 333 South Hope Co. LLC and EYP Realty LLC. As of December 31, 2015, the 7.0% preferred interest portion of the senior participating preferred interest had been fully repaid to Brookfield DTLA Holdings.

On April 5, 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

As of June 30, 2016, the senior participating preferred interest is reported at its redemption value of $23.9 million using the value of the participating interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series B Preferred Interest

Brookfield DTLA Holdings made a commitment to make future capital contributions in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, to fund up to $260.0 million of its future cash needs, for which it would be entitled to receive a preferred return, if and when called by New OP.

On May 16, 2016, New OP issued a Series B preferred interest to Brookfield DTLA Holdings in connection with a $6.0 million cash contribution from Brookfield DTLA Holdings to the Company under this commitment, which is entitled to receive a preferred return of 9.0%. The Company used these funds for general corporate purposes.

Subsequent to June 30, 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, which increased the liquidation value of the Series B preferred interest. Of the $37.0 million contributed during July 2016, $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower, with the remainder to be used for general corporate purposes. See Note 14 “Subsequent Events.”

As of June 30, 2016, the Series B preferred interest is reported at its redemption value of $6.1 million calculated using its liquidation value of $6.0 million plus $0.1 million of dividends on the preferred interest through June 30, 2016.

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the six months ended June 30, 2016 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2015	9,730,370	$354,304	$349,084	$23,207	$—	$726,595
Issuance of Series B preferred interest					6,000	6,000
Current dividends		9,274	8,606	—	68	17,948
Other payment to noncontrolling interest				(336)		(336)
Redemption measurement adjustment				1,056		1,056
Balance, June 30, 2016	9,730,370	$363,578	$357,690	$23,927	$6,068	$751,263

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the condensed consolidated balance sheet. See Note 7 “Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheet as noncontrolling interest.

On April 21, 2016, Brookfield DTLA received a $2.5 million capital contribution from Brookfield DTLA Holdings, which was used for general corporate purposes.

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Balance at beginning of period	$(9,311)	$(6,871)	$(5,415)	$(4,337)
Other comprehensive (loss) gain before reclassifications	(1,226)	2,406	(5,122)	(128)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) gain	(1,226)	2,406	(5,122)	(128)
Balance at end of period	$(10,537)	$(4,465)	$(10,537)	$(4,465)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2016	$(10,537)	$—	$(10,537)	$—
December 31, 2015	(5,415)	—	(5,415)	—

Interest rate caps at:
June 30, 2016	$3	$—	$3	$—
December 31, 2015	19	—	19	—

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(10,537)	$(5,415)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Loss Recognized in AOCL	Amount of Loss Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the six months ended:
June 30, 2016	$(5,122)	$—
June 30, 2015	(128)	—

Interest Rate Swap—

As of June 30, 2016 and December 31, 2015, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	June 30, 2016	December 31, 2015

Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	200,000	200,000
	$490,000	$490,000

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	June 30, 2016	December 31, 2015

Estimated fair value	$2,132,650	$2,114,761
Carrying amount	2,115,798	2,117,377

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Property management fee expense	$1,950	$1,933	$3,909	$3,836
Asset management fee expense	1,582	1,544	3,165	3,067
General, administrative and reimbursable expenses	646	737	1,242	1,286
Leasing and construction management fees	321	749	911	3,528

Insurance Agreements

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Insurance expense	$1,974	$2,198	$3,923	$4,345

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

During July 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. Under this agreement, the Company will receive a settlement totaling $1,106,344, which will partially reimburse the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. See Note 14 “Subsequent Events.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During July 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. Under this agreement, the Company will receive a settlement totaling $1,106,344, which will partially reimburse the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. See Note 14 “Subsequent Events.”

Note 14—Subsequent Events

Refinancing of Gas Company Tower Mortgage Loan

On July 11, 2016, Brookfield DTLA Holdings refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, Brookfield DTLA Holdings repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million tax reserve at closing.

The new $450.0 million mortgage loan is comprised of a $319.0 million senior loan and a $131.0 million mezzanine loan, which bear interest at fixed rates equal to 3.4727% and 6.50%, respectively, mature on August 6, 2021, and require the payment of interest-only until maturity. The senior loan is locked out from prepayment until September 6, 2017, after which it can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreement) until April 6, 2021 after which the loan can be repaid without penalty. The mezzanine loan is locked out from prepayment until September 6, 2017, after which the loan can be repaid, in whole or in part, without penalty.

Contributions from Brookfield DTLA Holdings

On July 11, 2016 and July 13, 2016, the Company received $30.0 million and $7.0 million, respectively, in cash contributions from Brookfield DTLA Holdings, which are entitled to receive a preferred return of 9.0% as part of the Series B preferred interest. Of the $37.0 million contributed during July 2016, $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower, with the remainder to be used for general corporate purposes. As of August 12, 2016, $217.0 million remains available to the Company under the $260.0 million commitment for future funding.

Merger-Related Litigation

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. Under this agreement, the Company will receive a settlement totaling $1,106,344, which will partially reimburse the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions.

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

Potential Sources of Liquidity—

Cash on Hand—

As of June 30, 2016 and December 31, 2015, Brookfield DTLA had cash and cash equivalents totaling $29.9 million and $53.7 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of June 30, 2016:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.2%	$31,404,665	$23.98
Wells Fargo Center–North Tower	1,400,639	18.61%	83.9%	29,846,074	25.41
Gas Company Tower	1,345,163	17.87%	83.9%	26,012,819	23.04
EY Plaza	1,224,967	16.28%	87.4%	25,125,551	23.46
Wells Fargo Center–South Tower	1,124,960	14.95%	77.0%	21,533,951	24.86
777 Tower	1,024,835	13.62%	85.4%	20,622,848	23.57
	7,525,992	100.00%	85.4%	$154,545,908	$24.05
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2016. This amount reflects total base rent before any rent abatements as of June 30, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2016 for the twelve months ending June 30, 2017 are approximately $9.5 million, or $1.48 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at June 30, 2016, plus currently available space, for the remainder of 2016, each of the nine calendar years beginning January 1, 2017 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2016	74,737	1.1%	$1,848,241	1.2%	$24.73	$24.73
2017	546,690	8.5%	13,679,949	8.9%	25.02	25.58
2018	678,651	10.5%	12,184,923	7.9%	17.95	18.69
2019	485,958	7.6%	13,289,978	8.6%	27.35	30.51
2020	331,517	5.2%	8,409,272	5.4%	25.37	28.72
2021	437,219	6.8%	10,893,347	7.0%	24.92	29.09
2022	755,335	11.8%	19,420,318	12.6%	25.71	31.51
2023	691,830	10.8%	16,540,773	10.7%	23.91	29.77
2024	391,323	6.1%	9,631,562	6.2%	24.61	30.98
2025	691,875	10.8%	18,072,738	11.7%	26.12	32.50
Thereafter	1,340,302	20.8%	30,574,807	19.8%	22.81	34.13
Total expiring leases	6,425,437	100.0%	$154,545,908	100.0%	$24.05	$29.62
Currently available	1,100,555
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2016. This amount reflects total base rent before any rent abatements as of June 30, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2016 for the twelve months ending June 30, 2017 are approximately $9.5 million, or $1.48 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the six months ended June 30, 2016. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the six months ended June 30, 2016:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2015	6,443,905	85.6%
Expirations	(236,130)	(3.1)%
New leases	94,331	1.3%
Renewals	123,331	1.6%
Leased square feet as of June 30, 2016	6,425,437	85.4%

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

Contributions from Brookfield DTLA Holdings—

Drawdowns under Capital Commitment—

Brookfield DTLA Holdings has made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. On May 16, 2016, the Company received a $6.0 million cash contribution from Brookfield DTLA Holdings under this commitment, which was used for general corporate purposes. The preferred return rate on this contribution is 9.0%.

Subsequent to June 30, 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings under the $260.0 million commitment, of which $19.7 million was used to pay for costs associated with the refinancing of the Gas Company Tower mortgage loan, with the remainder to be used for general corporate purposes. As of August 12, 2016, $217.0 million is available to the Company under this commitment for future funding. See “Subsequent Events.”

Other Contribution—

In addition to amounts received under the commitment described above, on April 21, 2016, Brookfield DTLA received a $2.5 million capital contribution from Brookfield DTLA Holdings, which was used for general corporate purposes.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA Holdings has made a commitment to make future capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it would be entitled to receive a preferred return, if and when called by New OP. On May 16, 2016, the Company received a $6.0 million cash contribution from Brookfield DTLA Holdings under this commitment, which was used for general corporate purposes. The preferred return rate on this contribution is 9.0%. As of June 30, 2016, $254.0 million was available to the Company under this agreement for future funding.

Subsequent to June 30, 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings under the $260.0 million commitment, of which $19.7 million was used to pay for costs associated with the refinancing of the Gas Company Tower mortgage loan, with the remainder to be used for general corporate purposes. As of August 12, 2016, $217.0 million is available to the Company under this commitment for future funding. See “Subsequent Events.”

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $133 million over the next ten years, with the majority (approximately $111 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as new fire alarm systems, elevator repairs and modernizations, facade work, roof replacement and new turbines.

Payments in Connection with Loans—

On July 11, 2016, Brookfield DTLA Holdings refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, Brookfield DTLA Holdings repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million tax reserve at closing. During July 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, of which $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower. See “Subsequent Events.”

The new $450.0 million mortgage loan is comprised of a $319.0 million senior loan and a $131.0 million mezzanine loan, which bear interest at fixed rates equal to 3.4727% and 6.50%, respectively, mature on August 6, 2021, and require the payment of interest-only until maturity. The senior loan is locked out from prepayment until September 6, 2017, after which it can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreement) until April 6, 2021 after which the loan can be repaid without penalty. The mezzanine loan is locked out from prepayment until September 6, 2017, after which the loan can be repaid, in whole or in part, without penalty.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loan on Wells Fargo Center–North Tower on or about its scheduled maturity (April 2017) with new debt with a lower leverage ratio. As of June 30, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $115.0 million to complete the refinancing of the Wells Fargo Center–North Tower mortgage loan.

In addition, Brookfield DTLA currently intends to refinance the existing mortgage loan on Wells Fargo Center–South Tower on or about its scheduled maturity (December 2016) with new debt. As of June 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. Brookfield DTLA anticipates the need for additional cash of approximately $85 million to complete the refinancing of the Wells Fargo Center–South Tower mortgage loan.

There can be no assurance that either or both of these refinancings can be accomplished or what terms will be available in the market for these type of financings at the time of any refinancing.

Distributions to Brookfield DTLA Holdings—

During the six months ended June 30, 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. During the six months ended June 30, 2015, the Company made no cash distributions to Brookfield DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of June 30, 2016, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of June 30, 2016 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate (1)	$1,408.0	66.55%	5.04%	3 years
Variable-rate swapped to fixed-rate	182.8	8.64%	3.93%	4 years
Variable-rate	525.0	24.81%	2.25%	1 year
	$2,115.8	100.00%	4.25%	2 years
__________

(1)	On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2016 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	2.26%	12/1/2016	$290,000	$6,645
777 Tower (3)	2.16%	11/1/2018	200,000	4,380
Figueroa at 7th (4)	2.70%	9/10/2017	35,000	956
Total variable-rate loans			525,000	11,981

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	182,798	7,280
Total floating-rate debt			707,798	19,261

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
Gas Company Tower (6)	5.10%	8/11/2016	458,000	23,692
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Total fixed-rate rate debt			1,408,000	71,886
Total debt			2,115,798	$91,147

Less: unamortized discounts and debt issuance costs			3,438
Total debt, net			$2,112,360
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

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

(6)	On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Maturities

Gas Company Tower—

On July 11, 2016, Brookfield DTLA Holdings refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, Brookfield DTLA Holdings repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million tax reserve at closing. During July 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, of which $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower. See “Subsequent Events.”

The new $450.0 million mortgage loan is comprised of a $319.0 million senior loan and a $131.0 million mezzanine loan, which bear interest at fixed rates equal to 3.4727% and 6.50%, respectively, mature on August 6, 2021, and require the payment of interest-only until maturity. The senior loan is locked out from prepayment until September 6, 2017, after which it can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreement) until April 6, 2021 after which the loan can be repaid without penalty. The mezzanine loan is locked out from prepayment until September 6, 2017, after which the loan can be repaid, in whole or in part, without penalty.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of June 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of June 30, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $85 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to refinance the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower on or about its April 6, 2017 maturity date with new debt with a lower leverage ratio. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of June 30, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $115 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2016 and were in compliance with the amounts required by the loan agreements, with the exception of Gas Company Tower. On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower. See “Subsequent Events.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to June 30, 2015

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30, 2016	June 30, 2015
Revenue:
Rental income	$43.4	$39.2	$4.2	11%
Tenant reimbursements	23.0	23.6	(0.6)	(3)%
Parking	9.4	8.8	0.6	7%
Interest and other	3.2	5.8	(2.6)	(45)%
Total revenue	79.0	77.4	1.6	2%

Expenses:
Rental property operating and maintenance	23.9	24.0	(0.1)	—%
Real estate taxes	9.1	9.5	(0.4)	(4)%
Parking	2.0	1.9	0.1	5%
Other expense	1.0	1.1	(0.1)	(9)%
Depreciation and amortization	27.2	24.0	3.2	13%
Interest	24.0	23.6	0.4	2%
Total expenses	87.2	84.1	3.1	4%
Net loss	$(8.2)	$(6.7)	$(1.5)

Rental Income

Rental income increased $4.2 million, or 11%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily as a result of higher lease rates as well as an increase in occupancy from 84.2% to 85.4%.

Interest and Other Revenue

Interest and other revenue decreased $2.6 million, or 45%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, mainly as a result of a $3.5 million recovery received during 2015 related to a property disposed of by MPG prior to the merger for which there was no comparable activity during 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.2 million, or 13%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to an acceleration of depreciation and amortization expense related to lease termination activity.

Comparison of the Six Months Ended June 30, 2016 to June 30, 2015

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30, 2016	June 30, 2015
Revenue:
Rental income	$83.7	$78.0	$5.7	7%
Tenant reimbursements	45.9	45.2	0.7	2%
Parking	18.5	17.5	1.0	6%
Interest and other	5.7	10.2	(4.5)	(44)%
Total revenue	153.8	150.9	2.9	2%

Expenses:
Rental property operating and maintenance	47.1	46.2	0.9	2%
Real estate taxes	18.8	19.5	(0.7)	(4)%
Parking	4.1	3.8	0.3	8%
Other expense	1.7	1.4	0.3	22%
Depreciation and amortization	52.3	48.6	3.7	8%
Interest	48.0	47.2	0.8	2%
Total expenses	172.0	166.7	5.3	3%
Net loss	$(18.2)	$(15.8)	$(2.4)

Rental Income

Rental income increased $5.7 million, or 7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily as a result of higher lease rates as well as an increase in occupancy from 84.2% to 85.4%.

Interest and Other Revenue

Interest and other revenue decreased $4.5 million, or 44%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, mainly as a result of a $3.5 million recovery received related to a property disposed of by MPG prior to the merger and higher lease termination revenue in 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.7 million, or 8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, largely as a result of an acceleration of depreciation and amortization expense related to lease termination activity.

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

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2016	June 30, 2015
	(In thousands)
Net cash provided by operating activities	$19,052	$27,661	$(8,609)
Net cash used in investing activities	(27,611)	(38,841)	(11,230)
Net cash used in financing activities	(15,308)	(32)	15,276

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the six months ended June 30, 2016 totaled $19.1 million, compared to net cash provided by operating activities of $27.7 million during the six months ended June 30, 2015. The $8.6 million decrease is primarily related to changes in other working capital amounts.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $27.6 million during the six months ended June 30, 2016, compared to net cash used in investing activities of $38.8 million during the six months ended June 30, 2015, as a result of reduced expenditures and reductions in restricted cash during 2016.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash used in financing activities was $15.3 million during the six months ended June 30, 2016, primarily for payment of dividends on the Series A preferred stock and principal payments on the EY Plaza mortgage loan, which were partially offset by contributions from Brookfield DTLA Holdings.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of June 30, 2016 and December 31, 2015, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2016, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Principal payments on mortgage loans (1)	$749,940	$589,026	$204,232	$4,449	$168,151	$400,000	$2,115,798
Interest payments –
Fixed-rate debt (2)	27,021	24,781	16,425	16,425	16,470	60,300	161,422
Variable-rate swapped to fixed-rate debt	3,634	7,130	6,982	6,785	6,355	—	30,886
Variable-rate debt (3)	5,494	5,043	3,660	—	—	—	14,197
Tenant-related commitments (4)	39,451	21,373	11,529	925	491	5,344	79,113
	$825,540	$647,353	$242,828	$28,584	$191,467	$465,644	$2,401,416
__________

(1)	On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower that was scheduled to mature on August 11, 2016. See “Subsequent Events.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2016 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2016.

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Property management fee expense	$1,950	$1,933	$3,909	$3,836
Asset management fee expense	1,582	1,544	3,165	3,067
General, administrative and reimbursable expenses	646	737	1,242	1,286
Leasing and construction management fees	321	749	911	3,528

Insurance Agreements

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Insurance expense	$1,974	$2,198	$3,923	$4,345

Litigation

See Part II, Item 1. “Legal Proceedings.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 28, 2016 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended June 30, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on our consolidated statements of operations for the three and six months ended June 30, 2015 as a result of adopting this pronouncement.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Contributions from Brookfield DTLA Holdings

On July 11, 2016 and July 13, 2016, the Company received $30.0 million and $7.0 million, respectively, in cash contributions from Brookfield DTLA Holdings, which are entitled to receive a preferred return of 9.0% as part of the Series B preferred interest. Of the $37.0 million contributed during July 2016, $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower, with the remainder to be used for general corporate purposes. As of August 12, 2016, $217.0 million remains available to the Company under the $260.0 million commitment for future funding.

Refinancing of Gas Company Tower

On July 11, 2016, Brookfield DTLA Holdings refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, Brookfield DTLA Holdings repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million tax reserve at closing.

The new $450.0 million mortgage loan is comprised of a $319.0 million senior loan and a $131.0 million mezzanine loan, which bear interest at fixed rates equal to 3.4727% and 6.50%, respectively, mature on August 6, 2021, and require the payment of interest-only until maturity. The senior loan is locked out from prepayment until September 6, 2017, after which it can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreement) until April 6, 2021 after which the loan can be repaid without penalty. The mezzanine loan is locked out from prepayment until September 6, 2017, after which the loan can be repaid, in whole or in part, without penalty.

Merger-Related Litigation

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. Under this agreement, the Company will receive a settlement totaling $1,106,344, which will partially reimburse the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

During July 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. Under this agreement, the Company will receive a settlement totaling $1,106,344, which will partially reimburse the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

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

During July 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. Under this agreement, the Company will receive a settlement totaling $1,106,344, which will partially reimburse the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2016, the cumulative amount of unpaid dividends totaled $121.9 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 12, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 12, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
August 12, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of August 12, 2016

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)