Form 10-Q
period 2016-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2016-11-14
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of November 11, 2016, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015	4
	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the nine months ended September 30, 2016 and 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	49
Item 4.	Controls and Procedures.	49

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	50
Item 1A.	Risk Factors.	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	55
Item 3.	Defaults Upon Senior Securities.	55
Item 4.	Mine Safety Disclosures.	55
Item 5.	Other Information.	55
Item 6.	Exhibits.	56
Signatures		57

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 101 Instance Document
	Exhibit 101 Schema Document
	Exhibit 101 Calculation Linkbase Document
	Exhibit 101 Definition Linkbase Document
	Exhibit 101 Label Linkbase Document
	Exhibit 101 Presentation Linkbase Document

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2016	December 31, 2015

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,177,539	2,167,746
Tenant improvements	301,810	279,948
	2,706,904	2,675,249
Less: accumulated depreciation	310,886	256,130
Investments in real estate, net	2,396,018	2,419,119

Cash and cash equivalents	65,504	53,736
Restricted cash	59,662	53,830
Rents, deferred rents and other receivables, net	110,270	95,690
Intangible assets, net	81,474	99,710
Deferred charges, net	62,225	66,791
Prepaid and other assets, net	3,549	9,134
Total assets	$2,778,702	$2,798,010

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,121,223	$2,111,405
Accounts payable and other liabilities	73,868	105,004
Due to affiliates, net	3,272	9,335
Intangible liabilities, net	24,035	30,208
Total liabilities	$2,222,398	$2,255,952

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	September 30, 2016	December 31, 2015

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2016 and December 31, 2015	$368,215	$354,304
Noncontrolling Interests:
Series A-1 preferred interest	361,993	349,084
Senior participating preferred interest	24,835	23,207
Series B preferred interest	43,949	—
Total mezzanine equity	798,992	726,595

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	194,210	191,710
Accumulated deficit	(205,217)	(177,879)
Accumulated other comprehensive loss	(4,148)	(2,580)
Noncontrolling interest – Series B common interest	(227,533)	(195,788)
Total stockholders’ deficit	(242,688)	(184,537)
Total liabilities and deficit	$2,778,702	$2,798,010

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Revenue:
Rental income	$40,334	$41,211	$124,071	$119,200
Tenant reimbursements	23,481	21,545	69,318	66,756
Parking	9,251	8,746	27,772	26,238
Interest and other	4,342	3,059	10,028	13,313
Total revenue	77,408	74,561	231,189	225,507

Expenses:
Rental property operating and maintenance	24,435	24,893	71,509	71,106
Real estate taxes	9,573	6,934	28,413	26,412
Parking	2,213	2,119	6,259	5,948
Other expense	1,428	405	3,125	1,773
Depreciation and amortization	25,695	25,618	78,032	74,191
Interest	23,458	23,939	71,479	71,213
Total expenses	86,802	83,908	258,817	250,643

Net loss	(9,394)	(9,347)	(27,628)	(25,136)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	12,909	12,909
Senior participating preferred interest – current dividends	—	608	—	1,792
Senior participating preferred interest – redemption measurement adjustment	908	804	1,964	3,104
Series B preferred interest – current dividends	881	—	949	—
Series B common interest – allocation of net loss	(10,532)	(10,310)	(30,023)	(29,756)
Net loss attributable to Brookfield DTLA	(4,954)	(4,752)	(13,427)	(13,185)
Series A preferred stock – current dividends	4,637	4,637	13,911	13,911
Net loss available to common interest holders of Brookfield DTLA	$(9,591)	$(9,389)	$(27,338)	$(27,096)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Net loss	$(9,394)	$(9,347)	$(27,628)	$(25,136)

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	1,832	(3,579)	(3,290)	(3,707)

Comprehensive loss	(7,562)	(12,926)	(30,918)	(28,843)
Comprehensive loss attributable to noncontrolling interests	3,481	6,468	15,922	13,891
Comprehensive loss available to common interest holders of Brookfield DTLA	$(4,081)	$(6,458)	$(14,996)	$(14,952)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(13,427)		(14,201)	(27,628)
Other comprehensive loss					(1,568)	(1,722)	(3,290)
Contribution from Brookfield DTLA Holdings			2,500				2,500
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(13,911)		(15,822)	(29,733)
Balance, September 30, 2016	1,000	$—	$194,210	$(205,217)	$(4,148)	$(227,533)	$(242,688)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(13,185)		(11,951)	(25,136)
Other comprehensive loss					(1,767)	(1,940)	(3,707)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(13,911)		(17,805)	(31,716)
Balance, September 30, 2015	1,000	$—	$191,710	$(164,435)	$(3,833)	$(182,399)	$(158,957)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(27,628)	$(25,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of land held for investment	—	(28)
Depreciation and amortization	78,032	74,191
(Recovery of) provision for doubtful accounts	(239)	72
Amortization of below-market leases/ above-market leases	(2,733)	(2,214)
Straight-line rent amortization	(14,574)	(14,036)
Amortization of tenant inducements	2,502	1,916
Amortization of discounts and deferred financing costs	3,499	3,797
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(2,508)	343
Deferred charges	(3,912)	(16,243)
Prepaid and other assets	5,585	7,797
Accounts payable and other liabilities	(2,761)	5,978
Due to affiliates, net	(6,064)	(3,688)
Net cash provided by operating activities	29,199	32,749
Cash flows from investing activities:
Proceeds from sale of land held for investment	—	2,028
Expenditures for improvements to real estate	(41,189)	(40,743)
Increase in restricted cash	(5,832)	(10,233)
Net cash used in investing activities	(47,021)	(48,948)
Cash flows from financing activities:
Proceeds from mortgage loans	470,000	—
Principal payments on mortgage loans	(460,543)	—
Dividends paid on Series A preferred stock	(21,893)	—
Distribution to senior participating preferred interest	(336)	—
Contributions from Series B preferred interest	43,000	—
Contribution from Brookfield DTLA Holdings	2,500	—
Financing fees paid	(3,138)	(43)
Net cash provided by (used in) financing activities	29,590	(43)
Net change in cash and cash equivalents	11,768	(16,242)
Cash and cash equivalents at beginning of period	53,736	125,004
Cash and cash equivalents at end of period	$65,504	$108,762

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,901	$67,425

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$6,758	$12,633
Accrual for deferred leasing costs	2,169	5,257
Decrease in fair value of interest rate swap, net	(3,290)	(3,707)

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

Note 2—Basis of Presentation

As used in these condensed consolidated financial statements and related notes, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc.

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

Reclassifications

In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have combined the amortization of deferred financing costs ($901) and the amortization of debt discounts ($2,896) and presented a new total ($3,797) in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 so as to reflect the presentation of such costs in the condensed consolidated balance sheet as of December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03 that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on our consolidated statements of operations for the three and nine months ended September 30, 2015 as a result of adopting this pronouncement.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We do not expect the adoption of this update to have a material impact on Brookfield DTLA’s consolidated financial statements.

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

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of September 30, 2016 and December 31, 2015, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of September 30, 2016, Brookfield DTLA’s 2013 tax period and 2014 and 2015 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2012 tax year as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015

Allowance for doubtful accounts	$245	$484
Accumulated amortization of tenant inducements	9,027	6,525

Brookfield DTLA recorded a $(311) thousand and $(239) thousand recovery of doubtful accounts during the three and nine months ended September 30, 2016, respectively. Brookfield DTLA recorded a $182 thousand and $72 thousand provision for doubtful accounts during the three and nine months ended September 30, 2015, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	115,229	96,993
Intangible assets, net	$81,474	$99,710

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	52,309	46,136
Intangible liabilities, net	$24,035	$30,208

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Rental income	$(158)	$943	$2,733	$2,214
Depreciation and amortization expense	4,994	5,819	14,796	16,591

As of September 30, 2016, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2016, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2016	$4,013	$1,874	$1,808
2017	10,477	6,324	5,656
2018	6,754	5,146	3,812
2019	5,704	4,313	3,238
2020	5,059	3,417	3,031
Thereafter	14,441	13,952	6,490
	$46,448	$35,026	$24,035

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015

Accumulated amortization of leasing costs	$46,713	$38,234

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	September 30, 2016	December 31, 2015
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/1/2016	2.33%	$290,000	$290,000
777 Tower (2)	11/1/2018	2.71%	220,000	200,000
Figueroa at 7th (3)	9/10/2017	2.77%	35,000	35,000
Total variable-rate loans			545,000	525,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	181,834	184,377
Total floating-rate debt			726,834	709,377

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	—
Gas Company Tower	8/6/2021	6.50%	131,000	—
Total fixed-rate debt			1,400,000	950,000

Debt Refinanced:
Gas Company Tower			—	458,000

Total debt			2,126,834	2,117,377
Less: unamortized discounts and debt issuance costs			5,611	5,972
Total debt, net			$2,121,223	$2,111,405
__________

(1)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2015 and September 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

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

Debt Refinanced

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

Debt Modification

On September 1, 2016, Brookfield DTLA Holdings modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which will be used for general corporate purposes.

The terms of the modified loan increased the interest rate by 48 basis points to LIBOR plus 2.18%, effective September 1, 2016. No other terms or conditions of the original loan were changed as part of the modification.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of September 30, 2016, our debt to be repaid during the remainder of 2016, the next four years and thereafter is as follows (in thousands):

2016	$290,976
2017	589,026
2018	224,232
2019	4,449
2020	168,151
Thereafter	850,000
$2,126,834

As of September 30, 2016, $506.8 million of our debt may be prepaid without penalty, $550.0 million may be prepaid with prepayment penalties or defeased (as defined in the underlying loan agreement) at our option, $400.0 million may be defeased (as defined in the underlying loan agreement), $220.0 million may be prepaid with prepayment penalties, and $450.0 million is locked out from prepayment until September 6, 2017.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2015 and September 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of September 30, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $51 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

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

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of September 30, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $125 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2016 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, EY Plaza, and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets is comprised of the Series A preferred stock, a Series A-1 preferred interest, a senior participating preferred interest and, as of September 30, 2016, a Series B preferred interest (collectively, the “Preferred Interests”). The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Series B Preferred Interest” below for a discussion of the issuance of the Series B preferred interest during the nine months ended September 30, 2016.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of September 30, 2016 and December 31, 2015. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series A Preferred Stock

As of September 30, 2016 and December 31, 2015, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

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

No dividends were declared on the Series A preferred stock during the nine months ended September 30, 2016 and 2015. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of September 30, 2016, the cumulative amount of unpaid dividends totals $125.0 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of September 30, 2016, the Series A preferred stock is reported at its redemption value of $368.2 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through September 30, 2016.

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

As of September 30, 2016, the Series A-1 preferred interest is reported at its redemption value of $362.0 million calculated using its liquidation value of $225.7 million plus $136.3 million of accumulated and unpaid dividends on such Series A-1 preferred interest through September 30, 2016.

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

As of September 30, 2016, the senior participating preferred interest is reported at its redemption value of $24.8 million using the value of the participating interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series B Preferred Interest

Brookfield DTLA Holdings made a commitment to make future capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, to fund up to $260.0 million of its future cash needs, for which it would be entitled to receive a preferred return, if and when called by New OP.

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

As of September 30, 2016, the Series B preferred interest is reported at its redemption value of $43.9 million calculated using its liquidation value of $43.0 million plus $0.9 million of dividends on the preferred interest through September 30, 2016.

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the nine months ended September 30, 2016 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2015	9,730,370	$354,304	$349,084	$23,207	$—	$726,595
Issuance of Series B preferred interest					43,000	43,000
Current dividends		13,911	12,909	—	949	27,769
Other payment to noncontrolling interest				(336)		(336)
Redemption measurement adjustment				1,964		1,964
Balance, September 30, 2016	9,730,370	$368,215	$361,993	$24,835	$43,949	$798,992

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

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Balance at beginning of period	$(10,537)	$(4,465)	$(5,415)	$(4,337)
Other comprehensive gain (loss) before reclassifications	1,832	(3,579)	(3,290)	(3,707)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive gain (loss)	1,832	(3,579)	(3,290)	(3,707)
Balance at end of period	$(8,705)	$(8,044)	$(8,705)	$(8,044)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
September 30, 2016	$(8,705)	$—	$(8,705)	$—
December 31, 2015	(5,415)	—	(5,415)	—

Interest rate caps at:
September 30, 2016	$—	$—	$—	$—
December 31, 2015	19	—	19	—

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(8,705)	$(5,415)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Loss Recognized in AOCL	Amount of Loss Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the nine months ended:
September 30, 2016	$(3,290)	$—
September 30, 2015	(3,707)	—

Interest Rate Swap—

As of September 30, 2016 and December 31, 2015, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	September 30, 2016	December 31, 2015

Wells Fargo Center–South Tower	$290,000	$290,000
777 Tower	220,000	200,000
	$510,000	$490,000

On September 1, 2016, the Company increased the notional amount of the interest rate cap agreement related to its 777 Tower mortgage loan from $200.0 million to $220.0 million pursuant to the terms of the modified loan agreement.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	September 30, 2016	December 31, 2015

Estimated fair value	$2,128,930	$2,114,761
Carrying amount	2,126,834	2,117,377

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

Note 12—Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with BOP Management Inc., an affiliate of BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Property management fee expense	$1,955	$1,843	$5,864	$5,679
Asset management fee expense	1,583	1,578	4,748	4,645
General, administrative and reimbursable expenses	615	664	1,857	1,950
Leasing and construction management fees	410	2,436	1,321	5,964

Insurance Agreements

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Insurance expense	$1,950	$2,172	$5,873	$6,517

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

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. On August 17, 2016, the Company received a settlement totaling $1,106,344, which partially reimbursed the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. The Company included the settlement in interest and other revenue in its condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. On August 17, 2016, the Company received a settlement totaling $1,106,344, which partially reimbursed the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. The Company included the settlement in interest and other revenue in its condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

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

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations;	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings; and	•	Payments in connection with loans;
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to Brookfield DTLA Holdings; and
		•	Dividend payment in connection with legal settlement.

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2016 and December 31, 2015, Brookfield DTLA had cash and cash equivalents totaling $65.5 million and $53.7 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of September 30, 2016:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.8%	$31,914,970	$24.21
Wells Fargo Center–North Tower	1,400,639	18.61%	82.3%	29,131,777	25.27
Gas Company Tower	1,345,163	17.87%	85.4%	26,644,146	23.20
EY Plaza	1,224,967	16.28%	87.9%	25,334,102	23.53
Wells Fargo Center–South Tower	1,124,960	14.95%	77.7%	22,199,549	25.39
777 Tower	1,024,835	13.62%	85.5%	20,770,226	23.70
	7,525,992	100.00%	85.7%	$155,994,770	$24.19
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2016. This amount reflects total base rent before any rent abatements as of September 30, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2016 for the twelve months ending September 30, 2017 are approximately $8.0 million, or $1.25 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at September 30, 2016, plus currently available space, for the remainder of 2016, each of the nine calendar years beginning January 1, 2017 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2016	17,401	0.3%	$379,332	0.2%	$21.80	$21.80
2017	511,160	7.9%	12,585,793	8.1%	24.62	24.86
2018	626,078	9.7%	12,079,902	7.7%	19.29	20.00
2019	474,463	7.4%	13,032,301	8.4%	27.47	30.55
2020	295,002	4.6%	7,423,912	4.8%	25.17	28.41
2021	449,310	7.0%	11,206,271	7.2%	24.94	29.04
2022	813,857	12.6%	19,935,634	12.8%	24.50	29.74
2023	706,782	11.0%	17,189,209	11.0%	24.32	29.76
2024	391,323	6.1%	9,718,755	6.2%	24.84	30.98
2025	696,051	10.8%	18,784,936	12.0%	26.99	33.07
Thereafter	1,466,077	22.6%	33,658,725	21.6%	22.96	34.68
Total expiring leases	6,447,504	100.0%	$155,994,770	100.0%	$24.19	$29.90
Currently available	1,078,488
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2016. This amount reflects total base rent before any rent abatements as of September 30, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2016 for the twelve months ending September 30, 2017 are approximately $8.0 million, or $1.25 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking rental rates in the LACBD were essentially flat during the nine months ended September 30, 2016. Management believes that on average the current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the nine months ended September 30, 2016:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2015	6,443,905	85.6%
Expirations	(483,764)	(6.4)%
New leases	237,075	3.2%
Renewals	250,288	3.3%
Leased square feet as of September 30, 2016	6,447,504	85.7%

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

On May 16, 2016, the Company received a $6.0 million cash contribution from Brookfield DTLA Holdings under this commitment, which is entitled to receive a preferred return of 9.0%. The Company used these funds for general corporate purposes.

On July 11, 2016 and July 13, 2016, the Company received $30.0 million and $7.0 million, respectively, in cash contributions from Brookfield DTLA Holdings, which are entitled to receive a preferred return of 9.0%. Of the $37.0 million contributed during July 2016, $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower, with the remainder to be used for general corporate purposes.

As of November 14, 2016, $217.0 million is available to the Company under this commitment for future funding.

Other Contribution—

In addition to amounts received under the commitment described above, on April 21, 2016, Brookfield DTLA received a $2.5 million capital contribution from Brookfield DTLA Holdings, which was used for general corporate purposes.

Proceeds from Additional Secured or Unsecured Debt Financings—

On September 1, 2016, Brookfield DTLA Holdings modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which will be used for general corporate purposes.

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

During the nine months ended September 30, 2016, the Company received cash contributions totaling $43.0 million from Brookfield DTLA Holdings under the $260.0 million commitment. As of November 14, 2016, $217.0 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $149 million over the next ten years, with the majority (approximately $123 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as lobby renovations, upgrades to fire alarm, security and HVAC systems, and roof replacements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Refinanced—

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

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loan on Wells Fargo Center–North Tower on or about its scheduled maturity (April 2017) with new debt with a lower leverage ratio. As of September 30, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $125 million to complete the refinancing of the Wells Fargo Center–North Tower mortgage loan.

In addition, Brookfield DTLA currently intends to refinance the existing mortgage loan on Wells Fargo Center–South Tower on or about its scheduled maturity (December 2016) with new debt. As of September 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. Brookfield DTLA anticipates the need for additional cash of approximately $51 million to complete the refinancing of the Wells Fargo Center–South Tower mortgage loan.

There can be no assurance that either or both of these refinancings can be accomplished or what terms will be available in the market for these type of financings at the time of any refinancing.

Distributions to Brookfield DTLA Holdings—

During the nine months ended September 30, 2016, Brookfield DTLA made a $0.3 million cash distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. During the nine months ended September 30, 2015, the Company made no cash distributions to Brookfield DTLA Holdings.

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

Indebtedness

As of September 30, 2016, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of September 30, 2016 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$1,400.0	65.83%	4.79%	4 years
Variable-rate swapped to fixed-rate	181.8	8.55%	3.93%	4 years
Variable-rate	545.0	25.62%	2.51%	1 year
	$2,126.8	100.00%	4.14%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2016 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	2.33%	12/1/2016	$290,000	$6,851
777 Tower (3)	2.71%	11/1/2018	220,000	6,045
Figueroa at 7th (4)	2.77%	9/10/2017	35,000	982
Total variable-rate loans			545,000	13,878

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	181,834	7,242
Total floating-rate debt			726,834	21,120

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Total fixed-rate rate debt			1,400,000	68,059
Total debt			2,126,834	$89,179

Less: unamortized discounts and debt issuance costs			5,611
Total debt, net			$2,121,223
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of September 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

(3)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

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

Debt Refinanced

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

Debt Modification

On September 1, 2016, Brookfield DTLA Holdings modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which will be used for general corporate purposes.

The terms of the modified loan increased the interest rate by 48 basis points to LIBOR plus 2.18%, effective September 1, 2016. No other terms or conditions of the original loan were changed as part of the modification.

Debt Maturities

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to refinance the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 1, 2016 maturity date. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of September 30, 2016, the Company did not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of September 30, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $51 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to refinance the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower on or about its April 6, 2017 maturity date with new debt with a lower leverage ratio. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of September 30, 2016 Brookfield DTLA anticipates the need for additional cash of approximately $125 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2016 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pursuant to the terms of the Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, EY Plaza, and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to September 30, 2015

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	Sept. 30, 2016	Sept. 30, 2015
Revenue:
Rental income	$40.4	$41.2	$(0.8)	(2)%
Tenant reimbursements	23.4	21.6	1.8	8%
Parking	9.3	8.7	0.6	7%
Interest and other	4.3	3.1	1.2	39%
Total revenue	77.4	74.6	2.8	4%

Expenses:
Rental property operating and maintenance	24.4	24.9	(0.5)	(2)%
Real estate taxes	9.6	6.9	2.7	39%
Parking	2.2	2.1	0.1	5%
Other expense	1.4	0.4	1.0	247%
Depreciation and amortization	25.7	25.6	0.1	—%
Interest	23.5	24.0	(0.5)	(2)%
Total expenses	86.8	83.9	2.9	3%
Net loss	$(9.4)	$(9.3)	$(0.1)

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $1.8 million, or 8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily as a result of an increase in real estate taxes passed through to tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $1.2 million, or 39%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, mainly as a result of a $1.1 million settlement received from the insurance carrier under the MPG directors and officers liability insurance policy that partially reimbursed the Company for amounts paid to settle the merger litigation with the MPG common and preferred stockholders.

Real Estate Taxes

Real estate taxes increased $2.7 million, or 39%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to accrued property tax assessment reversals that were recorded during the third quarter of 2015 related to the MPG properties for which there was no comparable activity during 2016.

Other Expense

Other expense increased $1.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, mainly as a result of increased marketing, insurance and legal expenses at our properties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	Sept. 30, 2016	Sept. 30, 2015
Revenue:
Rental income	$124.1	$119.2	$4.9	4%
Tenant reimbursements	69.3	66.8	2.5	4%
Parking	27.8	26.2	1.6	6%
Interest and other	10.0	13.3	(3.3)	(25)%
Total revenue	231.2	225.5	5.7	3%

Expenses:
Rental property operating and maintenance	71.5	71.1	0.4	1%
Real estate taxes	28.4	26.4	2.0	8%
Parking	6.3	5.9	0.4	7%
Other expense	3.1	1.8	1.3	73%
Depreciation and amortization	78.0	74.2	3.8	5%
Interest	71.5	71.2	0.3	—%
Total expenses	258.8	250.6	8.2	3%
Net loss	$(27.6)	$(25.1)	$(2.5)

Rental Income

Rental income increased $4.9 million, or 4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily as a result of income earned from tenants that executed leases in prior years but began occupancy in the current year.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $2.5 million, or 4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily as a result of an increase in real estate taxes passed through to tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parking Revenue

Parking revenue increased $1.6 million, or 6%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased usage of our parking facilities.

Interest and Other Revenue

Interest and other revenue decreased $3.3 million, or 25%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, mainly as a result of a $3.5 million recovery received during 2015 related to a property disposed of by MPG prior to the merger for which there was no comparable activity during 2016.

Real Estate Taxes

Real estate taxes increased $2.0 million, or 8%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to accrued property tax assessment reversals that were recorded during the third quarter of 2015 related to the MPG properties for which there was no comparable activity during 2016.

Other Expense

Other expense increased $1.3 million, or 73%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, mainly as a result of increased marketing, insurance and legal expenses at our properties.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.8 million, or 5%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, largely as a result of an acceleration of depreciation and amortization expense related to lease termination activity.

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

	For the Nine Months Ended		Increase/ (Decrease)
	September 30, 2016	September 30, 2015
	(In thousands)
Net cash provided by operating activities	$29,199	$32,749	$(3,550)
Net cash used in investing activities	(47,021)	(48,948)	(1,927)
Net cash provided by (used in) financing activities	29,590	(43)	29,633

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2016 totaled $29.2 million, compared to net cash provided by operating activities of $32.7 million during the nine months ended September 30, 2015. The $3.6 million decrease is primarily related to changes in other working capital amounts.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $47.0 million during the nine months ended September 30, 2016, compared to net cash used in investing activities of $48.9 million during the nine months ended September 30, 2015, as a result of a reduction of restricted cash, which was partially offset by cash received from the sale of land held for investment during 2015 for which there was no comparable activity during 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities was $29.6 million during the nine months ended September 30, 2016, comprised primarily of cash received from the issuance of the Series B preferred interest, a contribution from Brookfield DTLA Holdings and proceeds from the modification of the 777 Tower mortgage loan, which was partially offset by the payment of dividends on the Series A preferred stock and payments made in connection with the refinancing of the Gas Company Tower mortgage loan.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of September 30, 2016 and December 31, 2015, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2016, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Principal payments on mortgage loans	$290,976	$589,026	$224,232	$4,449	$168,151	$850,000	$2,126,834
Interest payments –
Fixed-rate debt (1)	17,155	44,646	36,290	36,290	36,390	72,164	242,935
Variable-rate swapped to fixed-rate debt	1,802	7,130	6,982	6,785	6,363	—	29,062
Variable-rate debt (2)	2,936	6,726	5,051	—	—	—	14,713
Tenant-related commitments (3)	35,132	23,230	11,385	843	491	5,344	76,425
	$348,001	$670,758	$283,940	$48,367	$211,395	$927,508	$2,489,969
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of September 30, 2016 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Brookfield DTLA has entered into arrangements with BOP Management Inc., an affiliate of BPO, under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Property management fee expense	$1,955	$1,843	$5,864	$5,679
Asset management fee expense	1,583	1,578	4,748	4,645
General, administrative and reimbursable expenses	615	664	1,857	1,950
Leasing and construction management fees	410	2,436	1,321	5,964

Insurance Agreements

Insurance premiums for Brookfield DTLA are paid by an affiliate of BPO. Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Insurance expense	$1,950	$2,172	$5,873	$6,517

Litigation

See Part II, Item 1. “Legal Proceedings.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 28, 2016 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended September 30, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on our consolidated statements of operations for the three and nine months ended September 30, 2015 as a result of adopting this pronouncement.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We do not expect the adoption of this update to have a material impact on Brookfield DTLA’s consolidated financial statements.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. On August 17, 2016, the Company received a settlement totaling $1,106,344, which partially reimbursed the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. The Company included the settlement in interest and other revenue in its condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

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

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. On August 17, 2016, the Company received a settlement totaling $1,106,344, which partially reimbursed the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. The Company included the settlement in interest and other revenue in its condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2016, the cumulative amount of unpaid dividends totaled $126.5 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 14, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 14, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
November 14, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of November 14, 2016

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman
President and Chief Operating Officer,
U.S. Commercial Operations
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)