Form 10-K
period 2016-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2017-03-20
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2016 was $0.
As of March 17, 2017, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc.

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company and an indirect partially-owned subsidiary of Brookfield Office Properties Inc., a corporation incorporated under the Laws of Canada (“BPO”).

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property located in the Los Angeles Central Business District (the “LACBD”).

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

Corporate Strategy

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by management’s view of the certainty of receiving rental payments generated by the tenants of those assets.

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

Tenant Concentration Information—

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some short-term as well as longer-term leases. As our entire portfolio is located in the LACBD, any specific economic changes within that location could affect our tenant base, and by extension, our profitability.

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the year ended December 31, 2016.

During the year ended December 31, 2016, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 100% of Brookfield DTLA’s consolidated revenue during the year ended December 31, 2016.

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

Insurance

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $370.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties.

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

Employees

As of December 31, 2016, Brookfield DTLA had no employees. The operations of Brookfield DTLA are managed by employees of BPO.

Corporate Offices

BPO owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, NY 10281, telephone number 212-417-7000. Brookfield DTLA believes that BPO’s current facilities are adequate for Brookfield DTLA’s present needs.

Available Information

Brookfield DTLA files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at www.sec.gov. We have included the web address of the SEC as an inactive textual reference only. Except as specifically incorporated by reference into this document, information on this website is not part of this document. Stockholders may also obtain a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports by sending a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

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

•
The impact of legislative, regulatory and competitive changes and other risk factors relating to the real estate industry, as detailed from time to time in the reports of Brookfield DTLA filed with the SEC.

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

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), for which it will be entitled to receive a preferred return, if and when called by New OP. As of March 20, 2017, $166.7 million is available to the Company under this commitment for future funding.

The Series B preferred interest in New OP held by Brookfield DTLA Holdings is effectively senior to the interest in New OP held by Brookfield DTLA and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in New OP may limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

The Series A preferred stock has no stated maturity date, Brookfield DTLA is not obligated to declare and pay dividends on the Series A preferred stock, and Brookfield DTLA may never again declare dividends on the Series A preferred stock. The Series A preferred stock has no stated maturity, and accordingly, could remain outstanding indefinitely. In addition, while the Series A preferred stock will accumulate dividends at the stated rate (whether or not authorized by the board of directors of Brookfield DTLA and declared by the Company), there is no requirement that Brookfield DTLA declare and pay dividends on the Series A preferred stock, and except for a one time dividend of $2.25 per share of Series A preferred stock that was paid in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097, Brookfield DTLA has not, and may not in the future, declare and pay dividends on the Series A preferred stock. See Item 3 “Legal Proceedings—Merger‑Related Litigation.” Furthermore, because of the projected cash needs of the Company, arising in significant part from the funds needed to complete the refinancing of the existing mortgage loan on Wells Fargo Center–North Tower, the Company currently anticipates that it will receive no substantial distributions from New OP for a period of at least five years, unless the Company or DTLA OP changes its current plans and determines to sell one or more of its real property assets prior to such time. The Company’s refinancing and operating plans and this estimate are subject to change based on many factors, including market conditions in applicable debt, equity and leasing markets. See “—Factors That May Affect Future Results” above.

Brookfield DTLA’s ability to pay dividends is limited by the requirements of Maryland law. Brookfield DTLA’s ability to pay dividends on the Series A preferred stock is limited by the laws of the State of Maryland. Under the Maryland General Corporation Law (“MGCL”), a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus all prior liquidation preferences (unless the charter of the corporation provides otherwise). Accordingly, with limited exception, Brookfield DTLA may not make a distribution (including a dividend payment or redemption) on the Series A preferred stock if, after giving effect to the distribution, Brookfield DTLA may not be able to pay its debts as they become due in the usual course of business or total assets would be less than the sum of Brookfield DTLA’s total liabilities plus prior liquidation preferences, if any. Due to the foregoing limitations, there can be no assurance that, if Brookfield DTLA desires to declare and pay dividends in the future, that it would be legally permissible for it to do so.

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

Holders of Series A preferred stock have limited voting rights. Brookfield DTLA Holdings owns 100% of the outstanding shares of the common stock and controls 100% of the aggregate voting power of its capital stock, except that holders of the Series A preferred stock have voting rights, under certain circumstances, (1) to elect two preferred directors to the board of directors of Brookfield DTLA (referred to as preferred directors) and (2) with respect to (i) the creation of additional classes or series of preferred stock that are senior to the Series A preferred stock and (ii) an amendment of its charter (whether by merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise) that would materially adversely affect the rights of holders of Series A preferred stock. By virtue of their limited voting rights, holders of Series A preferred stock have limited control over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could be in the best interests of Brookfield DTLA’s stockholders, including: (1) “business combination” provisions that, subject to limitations, prohibit certain business combinations between Brookfield DTLA and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the outstanding voting stock of Brookfield DTLA or any affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of Brookfield DTLA) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority stockholder voting requirements on these combinations; and (2) “control share” provisions that provide that a holder of “control shares” of Brookfield DTLA (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by Brookfield DTLA’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Brookfield DTLA has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of the board of directors of Brookfield DTLA, and in the case of the control share provisions of the MGCL pursuant to a provision in its bylaws. However, the board of directors of Brookfield DTLA may by resolution elect to opt in to the business combination provisions of the MGCL and Brookfield DTLA may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that Brookfield DTLA has a class of equity securities registered under the Exchange Act and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits Brookfield DTLA to elect to be subject, by provision in its charter or bylaws or a resolution of the board of directors of Brookfield DTLA and notwithstanding any contrary provision in the charter or bylaws, to certain provisions, including, among other provisions, a classified board of directors and a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Brookfield DTLA’s charter and bylaws and the MGCL also contain other provisions that may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of its stockholders, including the holders of the Series A preferred stock.

BPO controls the management and operation of Brookfield DTLA. Brookfield DTLA is managed by BPO through a direct wholly-owned subsidiary of BPO formed for such purpose (“BPO Manager”). BPO, through its ownership interest in BPO Manager and Brookfield DTLA, controls Brookfield DTLA, including the power to vote to elect all members of the board of directors (other than the preferred directors). By virtue of BPO’s control of and substantial ownership in Brookfield DTLA, BPO has significant influence over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts. Subject to any limitations contained in Brookfield DTLA’s charter, bylaws or as may be required by applicable law, holders of the Series A preferred stock will be unable to block any such matter in their capacity as stockholders or through their representation under certain circumstances, if any, by up to two directors on the board of directors (which directors are not a majority of the members comprising the board of directors).

There may be conflicts of interest in Brookfield DTLA’s relationship with BPO and its affiliates. Brookfield DTLA and its subsidiaries and DTLA OP have entered into agreements with affiliates of BPO pursuant to which such affiliates serve as service providers with respect to the properties that these companies own. These services include property management and various other services. In consideration for the services provided under these agreements, BPO’s affiliates are paid fees by Brookfield DTLA and its subsidiaries and DTLA OP. In addition, affiliates of BPO may enter into additional agreements, including additional service agreements, with Brookfield DTLA and its subsidiaries and DTLA OP. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries and DTLA OP as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interest of BPO’s affiliate, on the one hand, and Brookfield DTLA and its subsidiaries and DTLA OP, on the other hand.

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

COMPANY AND REAL ESTATE INDUSTRY RISKS

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by management’s view of the certainty of receiving rental payments generated by the tenants of those assets. However, Brookfield DTLA is subject to various risks specific to its portfolio, the geographies in which it operates and where its properties are located and those inherent in the commercial property business generally. In evaluating Brookfield DTLA and its business, the following challenges, uncertainties and risks should be considered in addition to the other information contained in this Annual Report on Form 10-K:

Brookfield DTLA’s economic performance and the value of its real estate assets are subject to the risks incidental to the ownership and operation of real estate properties. Brookfield DTLA’s economic performance, the value of its real estate assets and, therefore, the value of the Series A preferred stock, is subject to the risks normally associated with the ownership and operation of real estate properties, including but not limited to: downturns and trends in the national, regional and local economic conditions where our properties are located; global economic conditions; the cyclical nature of the real estate industry; adverse economic or real estate developments in Southern California, particularly in the LACBD; local real estate market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for such properties; our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all; changes in interest rates and the availability of financing; competition from other properties; changes in market rental rates and our ability to rent space on favorable terms; the bankruptcy, insolvency, credit deterioration or other default of our tenants; the need to periodically renovate, repair and re-lease space and the costs thereof; our failure to qualify as and to maintain our status as a REIT or the status of certain of our subsidiaries as REITs; increases in maintenance, insurance and operating costs; civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; a decrease in the attractiveness of our properties to tenants; a decrease in the underlying value of our properties; and certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges that must be made regardless of whether or not a property is producing sufficient income to service these expenses.

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

Brookfield DTLA’s inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that will be subject to expiring leases would adversely affect our cash flows, operating results and financial condition. Our income-producing properties generate revenue through rental payments made by tenants of the properties. Upon the expiry of any lease, there can be no assurance that the lease will be renewed or the tenant replaced. The terms of any lease renewal or extension, or of any new lease for such space may be less favorable to us than the existing lease, and may be less favorable to us than prevailing market terms for similar leases in the relevant market. We would be adversely affected, in particular, if any significant tenant ceases to be a tenant and cannot be replaced on similar or better terms or at all.

Competition may adversely affect Brookfield DTLA’s ability to lease available space in its properties. Other developers, managers and owners of office properties compete with us in seeking tenants. Some of the properties of our competitors may be newer, better located or better capitalized than the properties we own. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties, particularly if there is an oversupply of space available in the market. Competition for tenants could have an adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we may grant. If our competitors adversely impact our ability to lease our properties, our cash flows, operating results and financial condition may suffer.

Our ability to realize our strategies and capitalize on our competitive strengths will depend on our ability to effectively operate our properties, maintain good relationships with tenants and remain well capitalized, and our failure to do any of the foregoing could adversely affect our ability to compete effectively in the markets in which we do business.

Reliance on significant tenants could adversely affect Brookfield DTLA’s operating results and financial condition. Many of our properties are occupied by one or more significant tenants and our revenues from those properties are materially dependent on the creditworthiness and financial stability of those tenants. Our business would be adversely affected if any of those tenants failed to renew certain of their significant leases, became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all. In the event of a default by one or more of our significant tenants, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a lease with a significant tenant is terminated, it may be difficult, costly and time consuming to attract new tenants and lease the property for the rent and on terms as favorable as the previous lease or at all.

Brookfield DTLA could be adversely impacted by tenant defaults, bankruptcies or insolvencies. A tenant of our properties may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant’s inability to make rental payments when due or, for retail tenants, a reduction in percentage rent payable. If a tenant defaults, we may experience delays and incur costs in enforcing our rights as landlord and protecting our investments. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict a tenant solely because of its bankruptcy. In addition, the bankruptcy court may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt or insolvent tenant will pay in full the amounts it owes under a lease. The loss of rental payments from tenants and costs of re-leasing would adversely affect our cash flows, operating results and financial condition. In the event of a significant number of lease defaults and/or tenant bankruptcies, our cash flow may not be sufficient to meet all of our obligations and liabilities or to make distributions to Brookfield DTLA stockholders, including holders of the Series A preferred stock.

There are numerous risks associated with the use of debt to finance our business, including refinancing risk. Brookfield DTLA incurs debt in the ordinary course of its business and therefore is subject to the risks associated with debt financing. These risks, including the following, may adversely impact our operating results and financial condition: our cash flow may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses; we may not be able to refinance indebtedness on our properties at maturity due to business and market factors (including: disruptions and volatility in the capital and credit markets, the estimated cash flow of our properties, and the value (or appraised value) of our properties); financial, competitive, business and other factors, including factors beyond our control; and if refinanced, the terms of a refinancing may not be as favorable to us as the original terms of the related indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense, and if we mortgage property to secure payment of indebtedness and are unable to make mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases.

If we are unable to manage our interest rate risk efficiently, our cash flows and operating results may suffer. Some of our indebtedness bears interest at a variable rate and we may in the future incur additional variable-rate indebtedness. In addition, we may be required to refinance our debt at higher rates. There can be no assurance that the benchmarks on which our variable-rate indebtedness is based will not increase or that interest rates available for any refinancing in the future will not be higher than the debt being refinanced. Increases in such rates will increase our interest expense and could have an adverse impact on our cash flows and operating results. In addition, though we will attempt to manage interest rate risk, there can be no assurance that we will hedge such exposure effectively or at all in the future. Accordingly, increases in interest rates above what we anticipate based upon historical trends would adversely affect our cash flows and operating results.

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

Brookfield DTLA is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future. All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events occur. Although these events differ from loan to loan, some of the common events include: the special purpose property-owning subsidiary of Brookfield DTLA Holdings or Brookfield DTLA Holdings filing a voluntary petition for bankruptcy; the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to maintain its status as a special purpose entity; subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and, subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in many cases, indirect transfers in connection with a change in control of Brookfield DTLA Holdings or Brookfield DTLA. In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

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

In addition, some of the properties that we own contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed of by MPG during 2012) is located within a large Superfund site and Brookfield DTLA could be named as a potentially responsible party with respect to that site.

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

Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances will generally be recourse to Brookfield DTLA or one of its subsidiaries pursuant to “non-recourse carve out” guarantees and therefore present a risk to Brookfield DTLA should a special purpose property-owning subsidiary of Brookfield DTLA Holdings be unable to cover such a loss. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to pay dividends or distributions to our stockholders, including on the Series A preferred stock, or such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent and annualized rent per square foot of Brookfield DTLA’s properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent per Square Foot (2)

December 31, 2016	87.9%	$160,894,418	$24.31
December 31, 2015	85.6%	153,585,893	23.83
December 31, 2014	83.0%	145,156,547	23.23
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2016 for the twelve months ending December 31, 2017 are approximately $11.5 million, or $1.73 per leased square foot. Total abatements for leases in effect as of December 31, 2015 for the twelve months ended December 31, 2016 were approximately $14.9 million, or $2.32 per leased square foot. Total abatements for leases in effect as of December 31, 2014 for the twelve months ended December 31, 2015 were approximately $13.3 million, or $2.14 per leased square foot.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2016:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2015	6,443,905	85.6%
Expirations	(579,225)	(7.7)%
New leases	422,942	5.6%
Renewals	331,394	4.4%
Leased square feet as of December 31, 2016	6,619,016	87.9%

Property Statistics

The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2016:

				Square Feet		Leased % and In-Place Rents
	Number of Buildings	Number of Tenants	Year Acquired	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	31	2006	1,405,428	18.67%	94.6%	$32,291,703	$24.28
Wells Fargo Center–North Tower	2	45	2013	1,400,639	18.61%	88.5%	31,463,199	25.38
Gas Company Tower	1	24	2013	1,345,163	17.87%	85.6%	26,976,389	23.44
EY Plaza	1	85	2006	1,224,967	16.28%	90.8%	26,527,864	23.84
Wells Fargo Center–South Tower	1	21	2013	1,124,960	14.95%	80.0%	22,493,136	25.00
777 Tower	1	50	2013	1,024,835	13.62%	86.5%	21,142,127	23.86
	7	256		7,525,992	100.00%	87.9%	$160,894,418	$24.31
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2016. This amount reflects total base rent before any rent abatements as of December 31, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2016 for the twelve months ending December 31, 2017 are approximately $11.5 million, or $1.73 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Tenant Information

As of December 31, 2016, Brookfield DTLA’s properties were leased to 256 tenants. The following table sets forth the annualized rent and leased rentable square feet of our 20 largest tenants as of December 31, 2016:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased RSF	% of Total Leased RSF	Year of Expiry

1	Southern California Gas Company	$9,918,042	6.2%	461,862	7.0%	Various
2	The Capital Group Companies	8,771,981	5.4%	386,454	5.8%	Various
3	Latham & Watkins LLP	10,996,129	6.8%	358,801	5.4%	Various
4	Wells Fargo Bank National Association	7,333,292	4.5%	326,565	4.9%	Various
5	Gibson, Dunn & Crutcher LLP	6,975,834	4.3%	269,173	4.1%	2022
6	Oaktree Capital Management, L.P.	5,542,727	3.4%	231,047	3.5%	Various
7	Shepard, Mullin, Richter	4,447,467	2.8%	173,959	2.6%	2025
8	Sidley Austin (CA) LLP	3,809,806	2.4%	163,038	2.5%	2024
9	Munger, Tolles & Olsen LLP	4,017,050	2.5%	160,682	2.4%	2017
10	Bank of America N.A.	4,293,099	2.7%	155,269	2.4%	2022
11	Marsh USA, Inc.	3,484,580	2.2%	150,803	2.3%	2018
12	Ernst & Young U.S. LLP	3,057,441	1.9%	120,822	1.8%	2022
13	Deloitte LLP	2,632,658	1.6%	112,028	1.7%	2031
14	Kirkland & Ellis	2,479,162	1.5%	100,665	1.5%	2020
15	Target Corporation	604,008	0.4%	97,465	1.5%	2033
16	WeWork	2,497,311	1.6%	92,493	1.4%	2033
17	Winston & Strawn LLP	2,656,513	1.7%	91,170	1.4%	Various
18	United States of America	2,004,950	1.2%	89,800	1.4%	2025
19	Bingham McCutchen, LLP	2,195,748	1.4%	81,324	1.2%	2023
20	Alston & Bird LLP	1,917,668	1.2%	80,190	1.2%	2024
		$89,635,466	55.7%	3,703,610	56.0%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2016. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding the lease expirations of our 20 largest tenants as of December 31, 2016 (in thousands):

		Rentable Leased Square Feet as of December 31, 2016
Tenant		2017	2018	2019	2020	2021	2022	Beyond	Year of Final Expiry

1	Southern California Gas Company	—	28	56	—	—	—	378	2026
2	The Capital Group Companies	9	—	—	—	—	53	324	2033
3	Latham & Watkins LLP	—	—	—	—	93	—	266	2025
4	Wells Fargo Bank National Association	—	57	—	—	—	—	270	2023
5	Gibson, Dunn & Crutcher LLP	—	—	—	—	—	269	—	2022
6	Oaktree Capital Management, L.P.	—	23	—	—	—	—	208	2030
7	Shepard, Mullin, Richter	—	—	—	—	—	—	174	2025
8	Sidley Austin (CA) LLP	—	—	—	—	—	—	163	2024
9	Munger, Tolles & Olsen LLP	161	—	—	—	—	—	—	2017
10	Bank of America N.A.	—	—	—	—	—	155	—	2022
11	Marsh USA, Inc.	—	151	—	—	—	—	—	2018
12	Ernst & Young U.S. LLP	—	—	—	—	—	121	—	2022
13	Deloitte LLP	—	—	—	—	—	—	112	2031
14	Kirkland & Ellis	—	—	—	101	—	—	—	2020
15	Target Corporation	—	—	—	—	—	—	97	2033
16	WeWork	—	—	—	—	—	—	93	2033
17	Winston & Strawn LLP	38	—	—	—	—	—	53	2034
18	United States of America	—	—	—	—	—	—	90	2025
19	Bingham McCutchen, LLP	—	—	—	—	—	—	81	2023
20	Alston & Bird LLP	—	—	—	—	—	—	80	2024
	Leased square feet expiring by year	208	259	56	101	93	598	2,389
	Percentage of leased square feet expiring by year	3.1%	3.9%	0.9%	1.5%	1.4%	9.1%	36.1%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2016, plus currently available space, for each of the ten calendar years beginning January 1, 2017 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2017	433,870	6.6%	$10,698,818	6.6%	$24.66	$24.80
2018	658,479	9.9%	12,395,091	7.7%	18.82	19.40
2019	474,463	7.2%	13,206,527	8.2%	27.83	30.55
2020	295,002	4.5%	7,440,671	4.6%	25.22	28.41
2021	456,392	6.9%	11,525,158	7.2%	25.25	29.04
2022	861,855	13.0%	21,737,968	13.5%	25.22	30.00
2023	729,154	11.0%	17,820,513	11.1%	24.44	29.80
2024	407,786	6.2%	10,133,393	6.3%	24.85	31.00
2025	696,051	10.5%	18,798,967	11.7%	27.01	33.07
2026	464,992	7.0%	9,857,789	6.1%	21.20	27.64
Thereafter	1,140,972	17.2%	27,279,523	17.0%	23.91	37.31
Total expiring leases	6,619,016	100.0%	$160,894,418	100.0%	$24.31	$29.96
Currently available	906,976
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2016. This amount reflects total base rent before any rent abatements as of December 31, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2016 for the twelve months ending December 31, 2017 are approximately $11.5 million, or $1.73 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2016, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2016 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$1,400.0	67.12%	4.79%	4 years
Variable-rate swapped to fixed-rate	180.9	8.67%	3.93%	4 years
Variable-rate	505.0	24.21%	3.57%	2 years
	$2,085.9	100.00%	4.42%	3 years

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data—Note 4 to Consolidated Financial Statements.”

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

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied the plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. On October 21, 2014, the parties sent a joint letter to the Maryland State Court stating that since the June 18 meeting the parties have commenced discussions towards a possible resolution of the lawsuit, requesting that the court temporarily refrain from deciding the pending motion to dismiss to facilitate the discussions.

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

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. On August 17, 2016, the Company received a settlement payment from the insurance carrier totaling $1,106,344, which partially reimbursed the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions.

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

The following tables set forth selected consolidated operating and financial data for Brookfield DTLA (for the years ended December 31, 2016, 2015 and 2014) and selected combined operating and financial data for BOA Plaza and EY Plaza (for the years ended December 31, 2013 and 2012):

	For the Year Ended December 31,
	2016	2015	2014	2013 (1)	2012
	(In thousands)
Operating Results
Total revenue	$310,692	$299,090	$294,161	$138,722	$92,917
Total expenses	348,859	339,444	347,153	153,996	92,669
Net (loss) income	(38,167)	(40,354)	(52,992)	(15,274)	248
Net income attributable to TRZ Holdings IV LLC	—	—	—	2,335	248
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,213	17,213	17,213	—	—
Series A-1 preferred interest – cumulative dividends	—	—	—	3,586	—
Series A-1 preferred interest – redemption measurement adjustment	—	—	—	76,305	—
Senior participating preferred interest – current dividends	—	2,321	10,044	—	—
Senior participating preferred interest – cumulative dividends	—	—	—	3,500	—
Senior participating preferred interest – redemption measurement adjustment	2,428	6,625	2,256	—	—
Series B preferred interest – current dividends	2,084	—	—	—	—
Series B common interest – allocation of net loss	(41,055)	(44,521)	(52,891)	(97,934)	—
Net loss attributable to Brookfield DTLA	(18,837)	(21,992)	(29,614)	(3,066)	—
Series A preferred stock – current dividends	18,548	18,548	18,548	—	—
Series A preferred stock – cumulative dividends	—	—	—	3,864	—
Series A preferred stock – redemption measurement adjustment	—	—	—	82,247	—
Net loss available to common interest holders of Brookfield DTLA	$(37,385)	$(40,540)	$(48,162)	$(89,177)	$—

Other Information
Cash flows provided by (used in) operating activities	$35,828	$29,991	$22,962	$(2,208)	$15,159
Cash flows used in investing activities	(63,604)	(64,773)	(68,050)	(39,868)	(40,989)
Cash flows provided by (used in) financing activities	4,341	(36,486)	(25,979)	232,440	24,025
__________

(1)
On October 15, 2013, Brookfield DTLA completed the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. pursuant to the terms of the Agreement and Plan of Merger dated as of April 24, 2013, as amended.

	As of December 31,
	2016	2015	2014 (1)	2013 (1)	2012
	(In thousands)
Financial Position
Investments in real estate, net	$2,411,624	$2,419,119	$2,430,314	$2,436,253	$756,072
Total assets	2,769,959	2,798,010	2,873,808	2,941,930	859,766
Mortgage loans, net	2,076,804	2,111,405	2,107,007	1,881,339	319,678
Total liabilities	2,198,862	2,255,952	2,232,606	2,022,392	351,063
Mezzanine equity	829,532	726,595	739,600	911,539	—
Stockholders’ (deficit) equity	(258,435)	(184,537)	(98,398)	7,999	—
TRZ Holdings IV LLC’s interest	—	—	—	—	508,703
__________

(1)
In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have retroactively restated the 2014 and 2013 consolidated balance sheets by reclassifying unamortized debt issuance costs of $4,128 and $4,266, respectively, from total assets to mortgage loans, net in accordance with this guidance. We have also reduced total liabilities by $4,128 and $4,266 in the 2014 and 2013 consolidated balance sheets, respectively. There were no unamortized debt issuance costs to reclassify in the 2012 combined balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes. See Item 8. “Financial Statements and Supplementary Data.”

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, and an indirect partially-owned subsidiary of Brookfield Office Properties Inc., a corporation incorporated under the Laws of Canada (“BPO”).

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property located in the Los Angeles Central Business District (the “LACBD”).

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

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2016 and 2015, Brookfield DTLA had cash and cash equivalents totaling $30.3 million and $53.7 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2016:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	94.6%	$32,291,703	$24.28
Wells Fargo Center–North Tower	1,400,639	18.61%	88.5%	31,463,199	25.38
Gas Company Tower	1,345,163	17.87%	85.6%	26,976,389	23.44
EY Plaza	1,224,967	16.28%	90.8%	26,527,864	23.84
Wells Fargo Center–South Tower	1,124,960	14.95%	80.0%	22,493,136	25.00
777 Tower	1,024,835	13.62%	86.5%	21,142,127	23.86
	7,525,992	100.00%	87.9%	$160,894,418	$24.31
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2016. This amount reflects total base rent before any rent abatements as of December 31, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2016 for the twelve months ending December 31, 2017 are approximately $11.5 million, or $1.73 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2016, plus currently available space, for each of the ten calendar years beginning January 1, 2017 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2017	433,870	6.6%	$10,698,818	6.6%	$24.66	$24.80
2018	658,479	9.9%	12,395,091	7.7%	18.82	19.40
2019	474,463	7.2%	13,206,527	8.2%	27.83	30.55
2020	295,002	4.5%	7,440,671	4.6%	25.22	28.41
2021	456,392	6.9%	11,525,158	7.2%	25.25	29.04
2022	861,855	13.0%	21,737,968	13.5%	25.22	30.00
2023	729,154	11.0%	17,820,513	11.1%	24.44	29.80
2024	407,786	6.2%	10,133,393	6.3%	24.85	31.00
2025	696,051	10.5%	18,798,967	11.7%	27.01	33.07
2026	464,992	7.0%	9,857,789	6.1%	21.20	27.64
Thereafter	1,140,972	17.2%	27,279,523	17.0%	23.91	37.31
Total expiring leases	6,619,016	100.0%	$160,894,418	100.0%	$24.31	$29.96
Currently available	906,976
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2016. This amount reflects total base rent before any rent abatements as of December 31, 2016 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2016 for the twelve months ending December 31, 2017 are approximately $11.5 million, or $1.73 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the year ended December 31, 2016. Management believes that on average our current in‑place rents are generally close to market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2016:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2015	6,443,905	85.6%
Expirations	(579,225)	(7.7)%
New leases	422,942	5.6%
Renewals	331,394	4.4%
Leased square feet as of December 31, 2016	6,619,016	87.9%

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

Contributions from Brookfield DTLA Holdings—

Drawdowns under Capital Commitment—

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. During the years ended December 31, 2015 and 2014, Brookfield DTLA received no contributions from Brookfield DTLA Holdings under this commitment.

During the year ended December 31, 2016, the Company received cash contributions totaling $63.3 million from Brookfield DTLA Holdings under this commitment, which is entitled to a preferred return of 9.0%. The Company used these funds to pay for costs associated with refinancing the Wells Fargo Center–South Tower and Gas Company Tower mortgage loans, and for general corporate purposes. As of December 31, 2016, $196.7 million was available to the Company under this commitment for future funding.

Subsequent to December 31, 2016, the Company received $30.0 million in cash contributions from Brookfield DTLA Holdings under this commitment, which is entitled to a preferred return of 9.0%. The Company intends to use these funds for general corporate purposes. As of March 20, 2017, $166.7 million is available to the Company under this commitment for future funding. See “Subsequent Event.”

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

Proceeds from Additional Secured or Unsecured Debt Financings—

On September 1, 2016, Brookfield DTLA modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which was used for general corporate purposes.

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

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of March 20, 2017, $166.7 million is available to the Company under this commitment for future funding. See “Subsequent Event.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $135 million over the next ten years, with the majority (approximately $116 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as lobby renovations, upgrades to fire alarm, security and HVAC systems, and roof replacements.

Payments in Connection with Loans—

Debt Refinanced—

On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, the Company repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million tax reserve at closing. During July 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, of which $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower.

On December 2, 2016, Brookfield DLTA refinanced the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower. In connection with the refinancing, the Company repaid $40.0 million of principal and was required to fund various loan reserves, including a $6.1 million tenant improvement and leasing commission reserve and a $1.1 million tax reserve at closing. During November 2016, the Company received $20.3 million in cash contributions from Brookfield DTLA Holdings that, along with cash on hand, was used to pay for costs associated with the refinancing of Wells Fargo Center–South Tower.

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the existing mortgage loan on Wells Fargo Center–North Tower on or about its scheduled maturity (April 2017) with new debt with a lower leverage ratio. As of December 31, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $90 million to complete the refinancing of the Wells Fargo Center–North Tower mortgage loan. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Distributions to Brookfield DTLA Holdings—

During the year ended December 31, 2016, the Company made distributions totaling $0.6 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

During the year ended December 31, 2015, the Company made a distribution totaling $35.8 million to Brookfield DTLA Holdings comprised of $3.0 million of dividends and a return of investment of $32.8 million related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

During the year ended December 31, 2014, the Company made distributions totaling $220.0 million to Brookfield DTLA Holdings comprised of dividends totaling $12.8 million and returns of investment totaling $207.2 million related to the senior participating preferred interest using proceeds from the refinancing of EY Plaza and BOA Plaza.

Dividend Payment in Connection with Legal Settlement—

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097. See Part I, Item 3. “Legal Proceedings—Merger‑Related Litigation” for additional information regarding the dividend payment.

Indebtedness

As of December 31, 2016, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2016 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$1,400.0	67.12%	4.79%	4 years
Variable-rate swapped to fixed-rate	180.9	8.67%	3.93%	4 years
Variable-rate	505.0	24.21%	3.57%	2 years
	$2,085.9	100.00%	4.42%	3 years

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2016 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	4.34%	12/6/2018	$250,000	$11,001
777 Tower (3)	2.80%	11/1/2018	220,000	6,246
Figueroa at 7th (4)	2.91%	9/10/2017	35,000	1,034
Total variable-rate loans			505,000	18,281

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	180,859	7,203
Total floating-rate debt			685,859	25,484

Fixed-Rate Debt
Wells Fargo Center–North Tower	5.70%	4/6/2017	550,000	31,769
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Total fixed-rate rate debt			1,400,000	68,059
Total debt			2,085,859	$93,543
Less: unamortized discounts and debt issuance costs			9,055
Total debt, net			$2,076,804
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Refinanced

Gas Company Tower—

On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, the Company repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million property tax reserve at closing. During July 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, of which $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower.

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

Wells Fargo Center–South Tower—

On December 2, 2016, Brookfield DLTA refinanced the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower. In connection with the refinancing, the Company repaid $40.0 million of principal and was required to fund various loan reserves, including a $6.1 million tenant improvement and leasing commission reserve and a $1.1 million property tax reserve at closing. During November 2016, the Company received $20.3 million in cash contributions from Brookfield DTLA Holdings that, along with cash on hand, was used to pay for costs associated with the refinancing of Wells Fargo Center–South Tower.

The new $270.0 million mortgage loan is comprised of an initial advance amount of $250.0 million and a remaining maximum future advance amount of $20.0 million that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. The loan bears interest at a variable rate of LIBOR plus 3.69%, matures on December 6, 2018, and requires the payment of interest-only until maturity. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%.

The loan can, at Brookfield DTLA’s option, be prepaid with penalties until June 6, 2018, after which the loan can be repaid without penalty. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Modification

On September 1, 2016, Brookfield DTLA modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which was used for general corporate purposes.

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

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of December 31, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $90 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders. There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Figueroa at 7th—

Brookfield DTLA intends to extend or refinance the $35.0 million mortgage loan secured by Figueroa at 7th on or about its September 10, 2017 maturity date. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2016, we meet the criteria specified in the loan agreement to extend the maturity date of this loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary of Brookfield DTLA Holdings or Brookfield DTLA Holdings filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of Brookfield DTLA Holdings or Brookfield DTLA.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.1 billion as of December 31, 2016 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary of Brookfield DTLA Holdings, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2016 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the Wells Fargo Center–North Tower, EY Plaza, and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Year Ended December 31, 2016 to December 31, 2015

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2016	12/31/2015
Revenue:
Rental income	$164.8	$160.7	$4.1	3%
Tenant reimbursements	95.6	88.6	7.0	8%
Parking	36.6	34.4	2.2	6%
Interest and other	13.7	15.4	(1.7)	(11)%
Total revenue	310.7	299.1	11.6	4%

Expenses:
Rental property operating and maintenance	99.1	96.8	2.3	2%
Real estate taxes	37.4	35.7	1.7	5%
Parking	8.4	8.1	0.3	4%
Other expense	4.9	5.4	(0.5)	(9)%
Depreciation and amortization	104.0	98.2	5.8	6%
Interest	95.1	95.4	(0.3)	—%
Total expenses	348.9	339.6	9.3	3%
Net loss	$(38.2)	$(40.5)	$2.3

Rental Income

Rental income increased $4.1 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of a 2.3% increase in occupancy.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $7.0 million, or 8%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of an increase in real estate taxes and operating expenses passed through to tenants.

Parking Revenue

Parking revenue increased $2.2 million, or 6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to increased usage of our parking facilities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Taxes

Real estate taxes increased $1.7 million, or 5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to prior year tax reductions that were recorded during 2015 related to the MPG properties for which there was no comparable activity during 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.8 million, or 6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, largely as a result of an acceleration of depreciation and amortization expense related to lease termination activity.

Comparison of the Year Ended December 31, 2015 to December 31, 2014

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

The following summary discussion of Brookfield DTLA’s cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all‑inclusive discussion of the changes in its cash flow for the periods presented below.

	For the Year Ended December 31,		Increase/ (Decrease)
	2016	2015
	(In thousands)
Net cash provided by operating activities	$35,828	$29,991	$5,837
Net cash used in investing activities	(63,604)	(64,773)	(1,169)
Net cash provided by (used in) financing activities	4,341	(36,486)	40,827

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities for the year ended December 31, 2016 totaled $35.8 million compared to net cash provided by operating activities of $30.0 million for the year ended December 31, 2015. The $5.8 million increase in cash provided by operating activities was primarily the result of increases in net rental and tenant reimbursements revenue, partially offset by changes in other working capital amounts.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $63.6 million for the year ended December 31, 2016, compared to net cash used in investing activities of $64.8 million during the year ended December 31, 2015. The $1.2 million decrease in cash used in investing activities was primarily a result of reduced expenditures for real estate improvements during 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $4.3 million for the year ended December 31, 2016, compared to net cash used in financing activities of $36.5 million during the year ended December 31, 2015. Contributions from the Series B preferred interest and Brookfield DTLA Holdings totaling $65.8 million, partially offset by net cash used in debt activity totaling $38.9 million and payment of $21.9 million in dividends on the Series A preferred stock, were the drivers of the cash provided by financing activities during 2016. Distributions and dividends totaling $35.8 million paid to Brookfield DTLA Holdings related to the senior participating preferred interest were the drivers of the cash used in financing activities during 2015.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of December 31, 2016 and 2015, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2016, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

Principal payments on mortgage loans	$589,026	$474,233	$4,449	$168,151	$450,000	$400,000	$2,085,859
Interest payments –
Fixed-rate debt (1)	44,646	36,290	36,290	36,390	28,289	43,875	225,780
Variable-rate swapped to fixed-rate debt	7,130	6,982	6,785	6,363	—	—	27,260
Variable-rate debt (2)	17,964	15,436	—	—	—	—	33,400
Tenant-related commitments (3)	71,253	11,949	11,265	2,042	1,018	3,909	101,436
	$730,019	$544,890	$58,789	$212,946	$479,307	$447,784	$2,473,735
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2016 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Intercompany Loan

Brookfield DTLA was indebted to BOP Management Inc. (“BOP”), an affiliate of BPO, under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the year ended December 31, 2014, the Company accrued $0.6 million of interest expense related to this note. During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

Brookfield DTLA has entered into arrangements with BOP under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Property management fee expense	$7,964	$7,445	$8,135
Asset management fee expense	6,330	6,292	6,109
General, administrative and reimbursable expenses	2,466	2,593	2,509
Leasing and construction management fees	3,049	6,396	3,626

Insurance Agreements

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $370.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Prior to their expiration, which became effective on April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption coverage with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Insurance expense	$7,948	$8,532	$8,466

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

Business Combinations

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the purchase price of real estate acquired is allocated to acquired tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value. Management may be required to use considerable judgment when allocating the fair value of assets and liabilities acquired.

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

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. The assessment as to whether our investment in real estate is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease‑up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2016 and 2015.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue Recognition

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved. Any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income.

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the period during which the expenses are incurred.

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rents receivable to consider if an allowance is necessary. The allowance for doubtful accounts totaled $0.2 million and $0.5 million as of December 31, 2016 and 2015, respectively.

Effects of Inflation

Substantially all of Brookfield DTLA’s office leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. Brookfield DTLA believes that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The guidance in ASU 2014-15 became effective for Brookfield DTLA for year-end December 31, 2016. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The guidance in ASU 2015-02 became effective for Brookfield DTLA beginning January 1, 2016. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on Brookfield DTLA’s consolidated statement of operations for the year ended December 31, 2014 as a result of adopting this pronouncement.

In February 2016, the FASB issued ASU 2016-02 establishing ASC Topic 842, Leases. The guidance in this update supersedes the guidance in ASC Topic 840, Leases. ASU 2016-02 revises GAAP related to accounting for leases by lessees. Under this new guidance, lessees will be required to recognize a lease liability and a right-of-use asset in the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification determining the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on Brookfield DTLA’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption permitted, including adoption in an interim period. Upon adoption, we will retrospectively reconcile the activity in our cash, cash equivalents, restricted cash and restricted cash equivalents during reporting periods.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 introduced amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business by providing a screen to determine when a set of assets and activities acquired is not a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 including interim periods within those periods. ASU 2017-01 must be applied prospectively on or after the effective date. We are currently evaluating the impact of the adoption of ASU 2017-01 on Brookfield DTLA’s consolidated financial statements.

Subsequent Event

Contributions from Brookfield DTLA Holdings

Subsequent to December 31, 2016, the Company received $30.0 million in cash contributions from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0%. The Company intends to use these funds for general corporate purposes. As of March 20, 2017, $166.7 million is available to the Company under the $260.0 million commitment for future funding.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flow. As of December 31, 2016, $505.0 million, or 24.2%, of Brookfield DTLA’s debt bears interest at variable rates based on one-month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap agreements outstanding as of December 31, 2016 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate swap	$185,000	2.178%	11/27/2013	11/2/2020	$(3,373)
Interest rate cap	270,000	3.000%	12/2/2016	12/6/2018	52
Interest rate cap	220,000	5.750%	9/1/2016	10/15/2018	1
					$(3,320)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during the year ended December 31, 2016 (in thousands):

		Fair Value of
	Interest Expense	Mortgage Loans	Interest Rate Swap

50 basis point increase	$2,525	$(22,181)	$3,135
50 basis point decrease	(2,525)	22,919	(3,203)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap agreements as of December 31, 2016.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 17, 2017

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share amounts)
ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,191,676	2,167,746
Tenant improvements	321,542	279,948
	2,740,773	2,675,249
Less: accumulated depreciation	329,149	256,130
Investments in real estate, net	2,411,624	2,419,119

Cash and cash equivalents	30,301	53,736
Restricted cash	60,084	53,830
Rents, deferred rents and other receivables, net	118,211	95,690
Intangible assets, net	75,586	99,710
Deferred charges, net	64,967	66,791
Prepaid and other assets	9,186	9,134
Total assets	$2,769,959	$2,798,010

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,076,804	$2,111,405
Accounts payable and other liabilities	85,504	105,004
Due to affiliates, net	14,327	9,335
Intangible liabilities, net	22,227	30,208
Total liabilities	2,198,862	2,255,952

Commitments and Contingencies (See Note 13)

Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2016 and 2015	372,852	354,304
Noncontrolling Interests:
Series A-1 preferred interest	366,297	349,084
Senior participating preferred interest	25,019	23,207
Series B preferred interest	65,364	—
Total mezzanine equity	829,532	726,595
Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2016 and 2015	—	—
Additional paid-in capital	194,210	191,710
Accumulated deficit	(215,264)	(177,879)
Accumulated other comprehensive loss	(1,607)	(2,580)
Noncontrolling interest – Series B common interest	(235,774)	(195,788)
Total stockholders’ deficit	(258,435)	(184,537)
Total liabilities and deficit	$2,769,959	$2,798,010

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Rental income	$164,816	$160,662	$152,372
Tenant reimbursements	95,578	88,615	95,931
Parking	36,614	34,439	33,774
Interest and other	13,684	15,374	12,084
Total revenue	310,692	299,090	294,161
Expenses:
Rental property operating and maintenance	99,074	96,757	100,264
Real estate taxes	37,401	35,675	38,340
Parking	8,430	8,080	7,411
Other expense	4,909	5,357	3,325
Depreciation and amortization	103,970	98,160	105,058
Interest	95,075	95,415	92,755
Total expenses	348,859	339,444	347,153

Net loss	(38,167)	(40,354)	(52,992)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,213	17,213	17,213
Senior participating preferred interest – current dividends	—	2,321	10,044
Senior participating preferred interest – redemption measurement adjustment	2,428	6,625	2,256
Series B preferred interest – current dividends	2,084	—	—
Series B common interest – allocation of net loss	(41,055)	(44,521)	(52,891)
Net loss attributable to Brookfield DTLA	(18,837)	(21,992)	(29,614)
Series A preferred stock – current dividends	18,548	18,548	18,548
Net loss available to common interest holders of Brookfield DTLA	$(37,385)	$(40,540)	$(48,162)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)

Net loss	$(38,167)	$(40,354)	$(52,992)

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	2,042	(1,078)	(5,344)

Comprehensive loss	(36,125)	(41,432)	(58,336)
Less: comprehensive loss attributable to noncontrolling interests	(18,261)	(18,926)	(26,176)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(17,864)	$(22,506)	$(32,160)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity (Deficit)
	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2013	1,000	$—	$191,710	$(89,177)	$480	$(95,014)	$7,999
Net loss				(29,614)		(23,378)	(52,992)
Other comprehensive loss					(2,546)	(2,798)	(5,344)
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(18,548)		(29,513)	(48,061)
Balance, December 31, 2014	1,000	—	191,710	(137,339)	(2,066)	(150,703)	(98,398)
Net loss				(21,992)		(18,362)	(40,354)
Other comprehensive loss					(514)	(564)	(1,078)
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(18,548)		(26,159)	(44,707)
Balance, December 31, 2015	1,000	—	191,710	(177,879)	(2,580)	(195,788)	(184,537)
Net loss				(18,837)		(19,330)	(38,167)
Other comprehensive income					973	1,069	2,042
Contribution from Brookfield DTLA Holdings			2,500				2,500
Dividends on Series A Preferred Stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(18,548)		(21,725)	(40,273)
Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(38,167)	$(40,354)	$(52,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of land held for investment	—	(28)	—
Depreciation and amortization	103,970	98,160	105,058
(Recovery of) provision for doubtful accounts	(271)	103	24
Amortization of below-market leases/ above-market leases	(3,465)	(2,559)	(3,059)
Straight-line rent amortization	(16,798)	(21,598)	(15,849)
Amortization of tenant inducements	3,399	2,647	1,209
Amortization of discounts and deferred financing costs	4,329	5,064	6,049
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(9,122)	(2,479)	(6,409)
Due to (from) affiliates, net	4,991	6,586	(13,712)
Deferred charges	(9,516)	(17,056)	(12,832)
Prepaid and other assets	(53)	2,382	6,787
Accounts payable and other liabilities	(3,469)	(877)	8,688
Net cash provided by operating activities	35,828	29,991	22,962
Cash flows from investing activities:
Proceeds from sale of land held for investment	—	2,028	—
Expenditures for improvements to real estate	(57,350)	(60,089)	(43,729)
Increase in restricted cash	(6,254)	(6,712)	(24,321)
Net cash used in investing activities	(63,604)	(64,773)	(68,050)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Proceeds from mortgage loans	$720,000	$—	$435,000
Principal payments on mortgage loans	(751,518)	(623)	(214,512)
Dividends paid on Series A preferred stock	(21,893)	—	—
Distributions to senior participating preferred interest	(616)	(32,769)	(207,231)
Dividends paid to senior participating preferred interest	—	(3,051)	(12,769)
Contributions from Series B preferred interest	63,280	—	—
Contribution from Brookfield DTLA Holdings	2,500	—	—
Due to affiliates	—	—	(25,000)
Financing fees paid	(7,412)	(43)	(1,467)
Net cash provided by (used in) financing activities	4,341	(36,486)	(25,979)
Net change in cash and cash equivalents	(23,435)	(71,268)	(71,067)
Cash and cash equivalents at beginning of year	53,736	125,004	196,071
Cash and cash equivalents at end of year	$30,301	$53,736	$125,004

Supplemental disclosure of cash flow information:
Cash paid for interest	$89,630	$90,093	$86,990

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$24,465	$16,290	$18,588
Accrual for deferred leasing costs	2,349	4,956	2,585
Dividends declared but not yet paid	—	21,893	—
Increase (decrease) in fair value of interest rate swap, net	2,042	(1,078)	(5,344)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company and an indirect partially-owned subsidiary of Brookfield Office Properties Inc., a corporation incorporated under the Laws of Canada (“BPO”).

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property located in the Los Angeles Central Business District (the “LACBD”).

Brookfield DTLA receives its income primarily from rental income (including tenant reimbursements) generated from the operations of its office and retail properties, and to a lesser extent, from its parking garages.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

As used in these consolidated financial statements and related notes, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2016 and 2015 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2016, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company earns a return through an indirect investment in Brookfield DTLA Fund Properties II LLC (“New OP”). Brookfield DTLA Holdings, the parent of Brookfield DTLA, owns all of the common interest in New OP. Brookfield DTLA has an indirect preferred stock interest in New OP and its wholly owned subsidiary is the managing member of New OP.

The Company determined that New OP is a VIE and as a result of having the power to direct the significant activities of New OP and exposure to the economic performance of New OP, Brookfield DTLA meets the two conditions for being the primary beneficiary. Brookfield DTLA is required to continually evaluate its VIE relationships and consolidation conclusion.

Reclassifications

We had reported $220,000 of distributions to Brookfield DTLA Holdings in the consolidated statement of cash flows for the year ended December 31, 2014. We have reclassified this total to show $207,231 as distributions to senior participating preferred interest and $12,769 as dividends paid to senior participating preferred interest so as to conform to the 2016 and 2015 presentation.

In December 2015, Brookfield DTLA adopted the guidance in Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have combined the amortization of deferred financing costs ($1,007) and the amortization of debt discounts ($5,042) for the year ended December 31, 2014 and presented a new total ($6,049) in the consolidated statement of cash flows so as to reflect the presentation of such costs in the consolidated balance sheet.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long‑lived assets and fair value of debt. Actual results could ultimately differ from such estimates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The guidance in ASU 2014-15 became effective for Brookfield DTLA for year-end December 31, 2016. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The guidance in ASU 2015-02 became effective for Brookfield DTLA beginning January 1, 2016. The implementation of this pronouncement did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to being presented as assets. Brookfield DTLA elected to early adopt ASU 2015-03 effective as of December 31, 2015. There was no effect on Brookfield DTLA’s consolidated statement of operations for the year ended December 31, 2014 as a result of adopting this pronouncement.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU 2016-02 establishing ASC Topic 842, Leases. The guidance in this update supersedes the guidance in ASC Topic 840, Leases. ASU 2016-02 revises GAAP related to accounting for leases by lessees. Under this new guidance, lessees will be required to recognize a lease liability and a right-of-use asset in the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification determining the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on Brookfield DTLA’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption permitted, including adoption in an interim period. Upon adoption, we will retrospectively reconcile the activity in our cash, cash equivalents, restricted cash and restricted cash equivalents during reporting periods.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 introduced amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business by providing a screen to determine when a set of assets and activities acquired is not a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 including interim periods within those periods. ASU 2017-01 must be applied prospectively on or after the effective date. We are currently evaluating the impact of the adoption of ASU 2017-01 on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Accounting Policies

Business Combinations—

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with FASB ASC Topic 805, Business Combinations, the purchase price of real estate acquired is allocated to acquired tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value.

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

The value of the acquired above-market and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income in the consolidated statement of operations over the remaining term of the associated lease. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in‑place leases is included in depreciation and amortization in the consolidated statement of operations.

Investments in Real Estate—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight-line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Building improvements are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, which range from 7 years to 25 years. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the consolidated statement of operations on a straight-line basis over the shorter of the useful life or the applicable lease term.

Depreciation expense related to investments in real estate during the years ended December 31, 2016, 2015 and 2014 was $73.0 million, $67.0 million and $67.5 million, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2016 and 2015.

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

Rents, deferred rents and other receivables, net also includes any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements and are presented in the consolidated balance sheet net of accumulated amortization totaling $9.9 million and $6.5 million as of December 31, 2016 and 2015, respectively. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the consolidated statement of operations.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allowance for doubtful accounts for Brookfield DTLA totaled $0.2 million and $0.5 million as of December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, Brookfield DTLA recorded a $271 thousand recovery of doubtful accounts. For the years ended December 31, 2015 and 2014, Brookfield DTLA recorded provisions for doubtful accounts of $103 thousand and $24 thousand, respectively.

Due to/from Affiliates, Net—

Amounts due to/from affiliates, net consist of related party receivables and payables from affiliates of BPO primarily for fees for property management and other services. These amounts are due on demand and are non‑interest bearing.

Deferred Charges, Net—

Leasing costs are deferred and are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $49.6 million and $38.2 million as of December 31, 2016 and 2015, respectively. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases as part of depreciation and amortization in the consolidated statement of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets include prepaid insurance, prepaid real estate taxes and other operating costs.

Mortgage Loans, Net—

Mortgage loans are presented in the consolidated balance sheet net of unamortized discounts and debt issuance costs totaling $9.1 million and $6.0 million as of December 31, 2016 and 2015, respectively.

Discounts and debt issuance costs totaling $4.3 million, $5.1 million and $6.0 million were amortized during the years ended December 31, 2016, 2015 and 2014, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and are included as part of interest expense in the consolidated statement of operations.

Revenue Recognition—

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the consolidated statement of operations in the period during which the expenses are incurred.

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

Brookfield DTLA made no provision for income taxes in its consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits of December 31, 2016 and 2015, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2016, Brookfield DTLA’s 2013 tax period and 2014 and 2015 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The 2012 tax year as well as the short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remain open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	121,117	96,993
Intangible assets, net	$75,586	$99,710

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	54,117	46,136
Intangible liabilities, net	$22,227	$30,208

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Rental income	$3,465	$2,559	$3,059
Depreciation and amortization expense	19,609	21,159	26,872

As of December 31, 2016, the estimate of the amortization/accretion of intangible assets and liabilities during the next five years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2017	$10,477	$6,324	$5,656
2018	6,754	5,146	3,812
2019	5,704	4,313	3,238
2020	5,059	3,417	3,031
2021	4,821	3,381	2,906
Thereafter	9,619	10,571	3,584
	$42,434	$33,152	$22,227

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2016	December 31, 2015
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/6/2018	4.34%	$250,000	$—
777 Tower (2)	11/1/2018	2.80%	220,000	200,000
Figueroa at 7th (3)	9/10/2017	2.91%	35,000	35,000
Total variable-rate loans			505,000	235,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	180,859	184,377
Total floating-rate debt			685,859	419,377

Fixed-Rate Debt:
Wells Fargo Center–North Tower	4/6/2017	5.70%	550,000	550,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	—
Gas Company Tower	8/6/2021	6.50%	131,000	—
Total fixed-rate debt			1,400,000	950,000

Debt Refinanced:
Gas Company Tower			—	458,000
Wells Fargo Center–South Tower			—	290,000
Total debt refinanced			—	748,000

Total debt			2,085,859	2,117,377
Less: unamortized discounts and debt issuance costs			9,055	5,972
Total debt, net			$2,076,804	$2,111,405
__________

(1)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average interest rate of our debt was 4.42% as of December 31, 2016 and 4.20% as of December 31, 2015.

Debt Refinanced

Gas Company Tower—

On July 11, 2016, Brookfield DTLA refinanced the $458.0 million mortgage loan secured by Gas Company Tower. In connection with the refinancing, the Company repaid $8.0 million of principal and was required to fund various loan reserves, including a $20.7 million tenant improvement and leasing commission reserve, a $4.5 million rent concession reserve, and a $3.0 million property tax reserve at closing. During July 2016, the Company received $37.0 million in cash contributions from Brookfield DTLA Holdings, of which $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower.

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

Wells Fargo Center–South Tower—

On December 2, 2016, Brookfield DLTA refinanced the $290.0 million mortgage loan secured by Wells Fargo Center–South Tower. In connection with the refinancing, the Company repaid $40.0 million of principal and was required to fund various loan reserves, including a $6.1 million tenant improvement and leasing commission reserve and a $1.1 million property tax reserve at closing. During November 2016, the Company received $20.3 million in cash contributions from Brookfield DTLA Holdings that, along with cash on hand, was used to pay for costs associated with the refinancing of Wells Fargo Center–South Tower.

The new $270.0 million mortgage loan is comprised of an initial advance amount of $250.0 million and a remaining maximum future advance amount of $20.0 million that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. The loan bears interest at a variable rate of LIBOR plus 3.69%, matures on December 6, 2018, and requires the payment of interest-only until maturity. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The loan can, at Brookfield DTLA’s option, be prepaid with penalties until June 6, 2018, after which the loan can be repaid without penalty. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

Debt Modification

On September 1, 2016, Brookfield DTLA modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which was used for general corporate purposes.

The terms of the modified loan increased the interest rate by 48 basis points to LIBOR plus 2.18%, effective September 1, 2016. No other terms or conditions of the original loan were changed as part of the modification.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of December 31, 2016, our debt to be repaid during the next five years and thereafter is as follows (in thousands):

2017	$589,026
2018	474,233
2019	4,449
2020	168,151
2021	450,000
Thereafter	400,000
$2,085,859

As of December 31, 2016, $765.9 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements), $470.0 million may be prepaid with prepayment penalties, and $450.0 million locked out from prepayment until September 6, 2017.

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to refinance the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower on or about its April 6, 2017 maturity date with new debt with a lower leverage ratio. We do not have a commitment from the lenders to extend the maturity date of or to refinance this loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

This loan will most likely require a paydown upon extension or refinancing (depending on market conditions), funding of additional reserve amounts, or both. As of December 31, 2016, Brookfield DTLA anticipates the need for additional cash of approximately $90 million to complete the refinancing. We may use cash on hand to make any such payments or cash received as a capital contribution from Brookfield DTLA Holdings. If we are unable or unwilling to use cash on hand or do not use cash contributed by Brookfield DTLA Holdings to make such payments, we may face challenges in repaying, extending or refinancing this loan on favorable terms or at all, and we may be forced to give back the asset to the lenders.

Figueroa at 7th—

Brookfield DTLA intends to extend or refinance the $35.0 million mortgage loan secured by Figueroa at 7th on or about its September 10, 2017 maturity date. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2016, we meet the criteria specified in the loan agreement to extend the maturity date of this loan.

Funding of Wells Fargo Center–North Tower Collateral Reserve

In connection with the MPG acquisition, Brookfield DTLA Holdings assumed the mortgage loan secured by the Wells Fargo Center–North Tower office property. In connection with the loan assumption, Brookfield DTLA Holdings agreed to deposit funds into a collateral reserve account held by the lender, of which $2.5 million was funded by Brookfield DTLA in each of the years ended December 31, 2015 and 2014, respectively. The collateral reserve is included as part of restricted cash in the consolidated balance sheet.

MPG Office, L.P. Tax Indemnification Agreements

In connection with tax indemnification agreements entered into with MPG Office, L.P. prior to the acquisition of MPG in 2013 by Brookfield DTLA, Robert F. Maguire III, certain entities owned or controlled by Mr. Maguire, and other contributors to MPG at the time of its initial public offering guaranteed a portion of the Wells Fargo Center–North Tower and Gas Company Tower mortgage loans. As of December 31, 2016, these loans are no longer subject to such guarantees.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary of Brookfield DTLA Holdings or Brookfield DTLA Holdings filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of Brookfield DTLA Holdings or Brookfield DTLA.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.1 billion as of December 31, 2016 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to the “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of the loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary of Brookfield DTLA Holdings, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2016 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the Wells Fargo Center–North Tower, EY Plaza, and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

Note 5—Mezzanine Equity

Mezzanine equity in the consolidated balance sheet is comprised of the Series A preferred stock, a Series A-1 preferred interest, a senior participating preferred interest and, as of December 31, 2016, a Series B preferred interest (collectively, the “Preferred Interests”). The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests. See “—Series B Preferred Interest” below for a discussion of the issuance of the Series B preferred interest during the year ended December 31, 2016.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2016 and 2015. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2016, 2015 and 2014, the Company paid distributions and dividends totaling $0.6 million, $35.8 million and $220.0 million, respectively, to Brookfield DTLA Holdings related to the senior participating preferred interest.

Series A Preferred Stock

Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2016 and 2015, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

On January 4, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24‑C-13-004097. See Note 13 “Commitments and Contingencies—Litigation—Merger-Related Litigation” for additional information regarding the dividend payment.

No dividends were declared on the Series A preferred stock during the years ended December 31, 2016 and 2014. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of December 31, 2016, the cumulative amount of unpaid dividends totals $129.6 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of December 31, 2016, the Series A preferred stock is reported at its redemption value of $372.9 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through December 31, 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by Brookfield DTLA Holdings or wholly owned subsidiaries of Brookfield DTLA Holdings and has a stated value of $225.7 million.

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

As of December 31, 2016, the Series A-1 preferred interest is reported at its redemption value of $366.3 million calculated using its liquidation value of $225.7 million plus $140.6 million of accumulated and unpaid dividends on such Series A-1 preferred interest through December 31, 2016.

Senior Participating Preferred Interest

DTLA OP issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 16, 2015, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $35.8 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $3.0 million in settlement of preferred dividends on the senior participating preferred interest through December 16, 2015 and a return of investment of $32.8 million using cash on hand. As of December 31, 2015, the 7.0% preferred interest portion of the senior participating preferred interest had been fully repaid to Brookfield DTLA Holdings.

On April 5, 2016, Brookfield DTLA made a $0.3 million distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

On November 30, 2016, Brookfield DTLA made a $0.3 million distribution to Brookfield DTLA Holdings as a return of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

As of December 31, 2016, the senior participating preferred interest is reported at its redemption value of $25.0 million using the value of the participating interest.

Series B Preferred Interest

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, to fund up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP.

On May 16, 2016, New OP issued a Series B preferred interest to Brookfield DTLA Holdings in connection with a $6.0 million cash contribution from Brookfield DTLA Holdings to the Company under this commitment, which is entitled to a preferred return of 9.0%. The Company used these funds for general corporate purposes.

On July 11, 2016 and July 13, 2016, the Company received $30.0 million and $7.0 million, respectively, in cash contributions from Brookfield DTLA Holdings, which are entitled to a preferred return of 9.0% as part of the Series B preferred interest. Of the $37.0 million contributed during July 2016, $19.7 million was used to pay for costs associated with the refinancing of Gas Company Tower, with the remainder used for general corporate purposes.

On November 30, 2016, the Company received $20.3 million in cash contributions from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used these funds to pay for costs associated with the refinancing of Wells Fargo Center–South Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series B preferred interest in New OP held by Brookfield DTLA Holdings is effectively senior to the interest in New OP held by Brookfield DTLA and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in New OP may limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

As of December 31, 2016, the Series B preferred interest is reported at its redemption value of $65.4 million calculated using its liquidation value of $63.3 million plus $2.1 million of accumulated and unpaid dividends on such Series B preferred interest through December 31, 2016.

Subsequent to December 31, 2016, the Company received $30.0 million in cash contributions from Brookfield DTLA Holdings that increased the liquidation value of the Series B preferred interest and is entitled to a preferred return of 9.0%. The Company intends to use these funds for general corporate purposes. See Note 16 “Subsequent Event.”

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2013	9,730,370	$339,101	$314,658	$257,780	$—	$911,539
Current dividends		18,548	17,213	10,044		45,805
Redemption measurement adjustment				2,256		2,256
Cash distributions				(220,000)		(220,000)
Balance, December 31, 2014	9,730,370	357,649	331,871	50,080	—	739,600
Current dividends		18,548	17,213	2,321		38,082
Redemption measurement adjustment				6,626		6,626
Dividends declared		(21,893)				(21,893)
Cash distributions				(35,820)		(35,820)
Balance, December 31, 2015	9,730,370	354,304	349,084	23,207	—	726,595
Issuance of Series B preferred interest					63,280	63,280
Current dividends		18,548	17,213	—	2,084	37,845
Cash distributions				(616)		(616)
Redemption measurement adjustment				2,428		2,428
Balance, December 31, 2016	9,730,370	$372,852	$366,297	$25,019	$65,364	$829,532

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Stockholders’ Deficit

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2016 and 2015, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the common stock during the years ended December 31, 2016, 2015 and 2014.

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

Note 7—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the consolidated balance sheet. See Note 5 “Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the consolidated balance sheet as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Accumulated Other Comprehensive (Loss) Income

A summary of the change in accumulated other comprehensive (loss) income related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Balance at beginning of year	$(5,415)	$(4,337)	$1,007
Other comprehensive income (loss) before reclassifications	2,042	(1,078)	(5,344)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-year other comprehensive income (loss)	2,042	(1,078)	(5,344)
Balance at end of year	$(3,373)	$(5,415)	$(4,337)

Note 9—Fair Value Measurements

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2016	$(3,373)	$—	$(3,373)	$—
December 31, 2015	(5,415)	—	(5,415)	—
December 31, 2014	(4,337)	—	(4,337)	—

Interest rate caps at:
December 31, 2016	$53	$—	$53	$—
December 31, 2015	19	—	19	—
December 31, 2014	190	—	190	—

Note 10—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	December 31, 2016	December 31, 2015
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(3,373)	$(5,415)

The interest rate swap liability is included in accounts payable and other liabilities in the consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2016	$2,042	$—
December 31, 2015	(1,078)	—
December 31, 2014	(5,344)	—

Interest Rate Swap—

As of December 31, 2016 and 2015, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	December 31, 2016	December 31, 2015

Wells Fargo Center–South Tower	$270,000	$290,000
777 Tower	220,000	200,000
	$490,000	$490,000

On September 1, 2016, the Company increased the notional amount of the interest rate cap agreement related to its 777 Tower mortgage loan from $200.0 million to $220.0 million pursuant to the terms of the modified loan agreement.

As required by the loan agreement, on December 2, 2016 the Company entered into an interest rate cap agreement related to its Wells Fargo Center–South Tower mortgage loan with a notional amount of $270.0 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	December 31, 2016	December 31, 2015

Estimated fair value	$2,059,449	$2,114,761
Carrying amount	2,085,859	2,117,377

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 11—Related Party Transactions

Intercompany Loan

Brookfield DTLA was indebted to BOP Management Inc. (“BOP”), an affiliate of BPO, under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the year ended December 31, 2014, the Company accrued $0.6 million of interest expense related to this note. During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

Brookfield DTLA has entered into arrangements with BOP under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of costs incurred by Brookfield DTLA under these arrangements, which are included in rental property operating and maintenance expense in the consolidated statement of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Property management fee expense	$7,964	$7,445	$8,135
Asset management fee expense	6,330	6,292	6,109
General, administrative and reimbursable expenses	2,466	2,593	2,509
Leasing and construction management fees	3,049	6,396	3,626

Insurance Agreements

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $370.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

Prior to their expiration, which became effective on April 19, 2014, the MPG properties were covered under an insurance policy that provided all risk property and business interruption coverage with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

A summary of costs incurred by Brookfield DTLA under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statement of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Insurance expense	$7,948	$8,532	$8,466

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Rental Income

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2017 to 2035. The future minimum base rental income (on a non-straight-line basis) to be received under noncancelable tenant operating leases in effect as of December 31, 2016 is as follows (in thousands):

2017	$155,308
2018	149,122
2019	147,556
2020	139,895
2021	135,787
Thereafter	564,642
$1,292,310

Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $2.8 million, $2.8 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 13—Commitments and Contingencies

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the years ended December 31, 2016, 2015 and 2014.

During the years ended December 31, 2016, 2015 and 2014, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 100%, 98% and 100% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In the Preferred Stock Actions, at a hearing on July 24, 2013, the Maryland State Court denied the plaintiffs’ motion for preliminary injunction seeking to enjoin the tender offer. The plaintiffs filed a second amended complaint on November 22, 2013 that added additional arguments in support of their allegations that the new preferred shares do not have the same rights as the MPG preferred shares. The defendants moved to dismiss the second amended complaint on December 20, 2013, and briefing on the motion concluded on February 28, 2014. At a hearing on June 18, 2014, the Maryland State Court heard oral arguments on the defendants’ motion to dismiss and reserved judgment on the decision. On October 21, 2014, the parties sent a joint letter to the Maryland State Court stating that since the June 18 meeting the parties have commenced discussions towards a possible resolution of the lawsuit, requesting that the court temporarily refrain from deciding the pending motion to dismiss to facilitate the discussions.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On July 13, 2016, BPO and the Company entered into a settlement agreement with the insurance carrier under the MPG directors and officers liability insurance policy that was in effect at the time of the merger. On August 17, 2016, the Company received a settlement payment from the insurance carrier totaling $1,106,344, which partially reimbursed the Company for amounts paid to settle both the Common Stock Actions and the Preferred Stock Actions. The Company included the settlement in interest and other revenue in its consolidated statement of operations for the year ended December 31, 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2016
Revenue	$74,813	$78,968	$77,408	$79,503
Expenses	84,785	87,230	86,802	90,042
Net loss	(9,972)	(8,262)	(9,394)	(10,539)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – current dividends	—	—	—	—
Senior participating preferred interest – redemption measurement adjustment	656	400	908	464
Series B preferred interest – current dividends	—	68	881	1,135
Series B common interest – allocation of net loss	(10,242)	(9,248)	(10,532)	(11,033)
Net loss attributable to Brookfield DTLA	(4,689)	(3,785)	(4,954)	(5,409)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,326)	$(8,422)	$(9,591)	$(10,046)

Year Ended December 31, 2015
Revenue	$73,508	$77,438	$74,561	$73,583
Expenses	82,569	84,166	83,908	88,801
Net loss	(9,061)	(6,728)	(9,347)	(15,218)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – current dividends	587	597	608	529
Senior participating preferred interest – redemption measurement adjustment	760	1,540	804	3,521
Series B preferred interest – current dividends	—	—	—	—
Series B common interest – allocation of net loss	(10,127)	(9,319)	(10,310)	(14,765)
Net loss attributable to Brookfield DTLA	(4,584)	(3,849)	(4,752)	(8,807)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,221)	$(8,486)	$(9,389)	$(13,444)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2016 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (2)	Year Acquired
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments	Total (1)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$550,000	$41,024	$456,363	$57,660	$—	$41,024	$514,023	$555,047	$49,817	2013
BOA Plaza 333 S. Hope Street	400,000	54,163	354,422	50,057	—	54,163	404,479	458,642	94,712	2006
Wells Fargo Center– South Tower 355 S. Grand Avenue	250,000	21,231	401,149	17,633	—	21,231	418,782	440,013	35,318	2013
Gas Company Tower 525-555 W. Fifth Street	450,000	20,742	396,159	53,569	—	20,742	449,728	470,470	30,797	2013
EY Plaza (3) 725 S. Figueroa Street	215,859	47,385	286,982	117,372	—	47,385	404,354	451,739	86,133	2006
777 Tower 777 S. Figueroa Street	220,000	38,010	303,697	17,798	—	38,010	321,495	359,505	32,372	2013
Miscellaneous investments	—	5,000	—	357	—	5,000	357	5,357	—
	$2,085,859	$227,555	$2,198,772	$314,446	$—	$227,555	$2,513,218	$2,740,773	$329,149
__________

(1)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.7 billion as of December 31, 2016.

(2)
Depreciation in the consolidated statements of operations is computed on a straight-line basis over the following estimated useful lives: buildings (60 years, with an estimated salvage value of 5%), building improvements (ranging from 7 years to 25 years), and tenant improvements (the shorter of the useful life or the applicable lease term).

(3)	Includes the mortgage loan encumbering the Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s investments in real estate (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Investments in Real Estate
Balance at beginning of year	$2,675,249	$2,619,422	$2,557,865
Additions during the year:
Acquisitions	—	—	—
Improvements	65,524	57,827	61,557
Deductions during the year:
Dispositions	—	2,000	—
Other	—	—	—
Balance at end of year	$2,740,773	$2,675,249	$2,619,422

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Accumulated Depreciation
Balance at beginning of year	$256,130	$189,108	$121,612
Additions during the year:
Depreciation expense	73,019	67,022	67,496
Deductions during the year:
Other	—	—	—
Balance at end of year	$329,149	$256,130	$189,108

Note 16—Subsequent Event

Contributions from Brookfield DTLA Holdings

Subsequent to December 31, 2016, the Company received $30.0 million in cash contributions from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company intends to use these funds for general corporate purposes.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Paul L. Schulman, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Schulman and Beisner, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Brookfield DTLA Fund Office Trust Investor Inc., a Maryland Corporation (“Brookfield DTLA,” the “Company,” “us,” “we” and “our”), does not directly employ any of the persons responsible for managing its business. Brookfield Office Properties Inc., a corporation incorporated under the Laws of Canada (“BPO”), through Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, manages our operations and activities, and it, together with its board of directors and officers, makes decisions on our behalf. Our executive officers are employed by BPO and we do not directly or indirectly pay any compensation to them.

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

Edward F. Beisner	59	Chief Financial Officer of Brookfield DTLA and Senior Vice President and Controller, U.S. Commercial Operations of BPO	2015
Paul L. Schulman	48	President of Brookfield DTLA and President and Chief Operating Officer, U.S. Commercial Operations of BPO	2014

Edward F. Beisner was appointed Chief Financial Officer of Brookfield DTLA in May 2015. Mr. Beisner serves as Senior Vice President and Controller of BPO’s U.S. Commercial Operations Division since 2013 and has served in various roles, including most recently as Senior Vice President and Controller, U.S. Commercial Operations, of U.S. subsidiaries of BPO since 1996. The board of directors appointed Mr. Beisner as Chief Financial Officer based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Paul L. Schulman was appointed President of Brookfield DTLA in August 2014. Mr. Schulman serves as President and Chief Operating Officer, U.S. Commercial Operations of BPO since 2014 and Chief Operating Officer, U.S. Commercial Operations of BPO since 2009. Prior to that, he served as Senior Vice President, Regional Head of the Washington, DC Region for BPO. He joined Trizec Properties, Inc. (which was acquired by BPO) in 1998 as Portfolio Manager for the Washington, DC and northern Virginia portfolios. The board of directors appointed Mr. Schulman as President based, among other factors, on his knowledge of the Company, leadership capabilities and his experience in commercial real estate.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	52	Director (also Global Chief Investment Officer of BPO)	2013
Michelle L. Campbell	46	Director (also Senior Vice President and Secretary of both Brookfield DTLA and BPO)	2014
Alan J. Carr	47	Director	2014
Craig W. Perry	37	Director	2014
Paul L. Schulman	48	Director (also Chairman of the Board and President of Brookfield DTLA, and President and Chief Operating Officer, U.S. Commercial Operations of BPO)	2013
Robert L. Stelzl	72	Director	2014
Ricky Tang	38	Director (also Chief Financial Officer of BPO)	2016

Messrs. Brown, Schulman and Tang and Ms. Campbell are employed by BPO. BPO is Brookfield DTLA’s ultimate parent and, through Brookfield DTLA Holdings, an affiliate of BPO manages the Company’s operations and activities, and it, together with the board of directors and officers, makes decisions on the Company’s behalf. BOP Management Inc. (“BOP”), an affiliate of BPO, is affiliated with the Company because certain subsidiaries of the Company have entered into arrangements with BOP, pursuant to which BOP provides property management and various other services to the Company.

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

Michelle L. Campbell has served on the board of directors since August 2014. Ms. Campbell has also served as Senior Vice President and Secretary of the Company since March 2016 and as Vice President and Secretary of the Company since it was formed in April 2013. Ms. Campbell has served in her principal occupation as Senior Vice President and Secretary of BPO since March 2016 and was previously Vice President, Counsel of BPO since 2007. The board of directors nominated Ms. Campbell to serve as a director based, among other factors, on her knowledge of the Company and her experience in legal matters and commercial real estate.

Alan J. Carr has served on the board of directors since October 2014. Mr. Carr is an investment professional with almost 20 years of experience working from the principal and advisor side on complex, process-intensive financial situations and he is the founder of Drivetrain Advisors, a fiduciary services firm that supports the investment community in legally- and process‑intensive investments as a representative, director, or trustee. Prior to founding Drivetrain Advisors in 2013, Mr. Carr was a Managing Director at Strategic Value Partners, LLC (“Strategic Value Partners”), where he led financial restructurings for companies in North America and Europe, working in both the U.S. and Europe over nine years. Prior to joining Strategic Value Partners, Mr. Carr was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he represented clients in various major transactions. Prior to that, he was an attorney at Ravin, Sarasohn, Baumgarten, Fisch & Rosen, P.C. Mr. Carr is also a director and audit and compensation committee member of Midstates Petroleum Company Inc., a company that is traded on the New York Stock Exchange (the “NYSE”). Mr. Carr currently serves on the board of directors of Syncora Holdings Ltd. and Atlas Iron Limited and as a director and chair of the compensation committee of Verso Corporation. He previously served on the board of directors of NewPage Corporation and UCI Holdings Limited. Mr. Carr also serves and has previously served on various boards of private companies in North America, Europe and Asia.

As holders of the Series A preferred stock did not submit any proposals for the election of directors at Brookfield DTLA’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”), Mr. Carr will continue to serve on the board of directors as a preferred director until his successor is duly elected and qualifies or, if earlier, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then current period in accordance with Maryland law, Brookfield DTLA’s charter and the Second Amended and Restated Bylaws of the Company, dated August 11, 2014 (the “Amended Bylaws”).

Craig W. Perry has served on the board of directors since October 2014. Mr. Perry is the Chief Executive Officer of TLT Group, a private restaurant holding company with fast-casual tex-mex restaurants operating in Kentucky, Tennessee, Alabama and South Carolina. He is also the founder of Haloroc Holdings Corporation (“Haloroc”), a private holding company with a focus on investing in the real estate, financial and energy markets. Prior to founding Haloroc, Mr. Perry was a Managing Director at Panning Capital from the firm’s inception in October 2012 until June 2014. From 2008 to 2012, Mr. Perry was a founding partner at Sabretooth Capital Partners, an investment management firm, and served as the co-portfolio manager of Sabretooth’s event-driven and macro investment team. Previously, Mr. Perry held positions at Swiss Re Financial Products Corporation and Credit Suisse Group as a portfolio manager with a focus on equities and distressed credit. Mr. Perry is a board member of Cortland Partners, a private multifamily real estate firm, as well as a board member of Nelson Education, a Canadian publisher. Mr. Perry holds a Bachelor of Arts in Economics from Princeton University.

As holders of the Series A preferred stock did not submit any proposals for the election of directors at the 2016 Annual Meeting, Mr. Perry will continue to serve on the board of directors as a preferred director until his successor is duly elected and qualifies or, if earlier, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then current period in accordance with Maryland law, Brookfield DTLA’s charter and the Amended Bylaws.

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

Ricky Tang has served on the board of directors since March 2016. Mr. Tang has held his principal occupation as Chief Financial Officer of BPO since February 2016. Previously, Mr. Tang was Executive Director, Finance & Asset Management of China Xintiandi from March 2014 to February 2016, Chief Financial Officer of BPO’s Australian Commercial Operations from March 2011 to March 2014, and Vice President and Controller of Brookfield Canada Office Properties from July 2007 to March 2011. The board of directors nominated Mr. Tang to serve as a director based, among other factors, on his knowledge of the Company and his experience in financial matters and commercial real estate.

Board Leadership Structure and Risk Oversight

The Amended Bylaws give the board of directors the flexibility to determine whether the roles of principal executive officer and Chairman of the Board should be held by the same person or by two separate individuals. In connection with the listing of the Series A preferred stock on the NYSE, the board of directors determined that having one person serve as both principal executive officer and Chairman of the Board is in the best interest of the Company’s stockholders. We believe this structure makes the best use of the principal executive officer’s extensive knowledge of the Company and fosters real-time communication between management and the board of directors. Mr. Schulman has served as Chairman of the Board and President of the Company since August 2014 and is considered our principal executive officer.

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

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2016, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except as follows: due to inadvertence by the Company, Ricky Tang was late in filing a Form 3 with respect to his ownership of Series A preferred stock. The required form was filed on May 13, 2016.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the fiscal year ended December 31, 2016.

Board Governance Documents

The board of directors maintains a charter for its Audit Committee, has adopted written policies regarding the Approval of Audit and Non-Audit Services Provided by the External Auditor and has adopted Corporate Governance Guidelines. The board of directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of Brookfield Asset Management Inc. (“BAM”), each applicable to the directors, officers and employees of BAM and its subsidiaries. Brookfield DTLA is an indirect subsidiary of BAM. These documents are available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Senior  Vice President, Secretary and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Since 2014, Mr. Stelzl has been the Chairman of the Audit Committee and Mr. Perry has been a member of the Audit Committee. Each of Messrs. Stelzl and Perry is an independent director.

The composition of the Audit Committee meets the NYSE requirements for a special purpose entity, including the requirements dealing with financial literacy and financial sophistication. As a special purpose entity under NYSE rules, the board of directors is not required to determine whether any members of the Audit Committee qualify as an “audit committee financial expert” as defined by the SEC. The independent members of the Audit Committee satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A-3(b)(i) under the Exchange Act and the NYSE listing standards.

Certifications

The Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. BPO, through Brookfield DTLA Holdings, manages our operations and activities, and it, together with its board of directors and officers, makes decisions on our behalf. Our executive officers are employed by affiliates of BPO and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by their employer and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by BPO and its affiliates. We have not established any employee benefit plans or entered into any employment agreements with any of our executive officers.

Affiliates of BPO determines the total compensation paid to our executive officers. In determining this compensation, they consider, among other things, BPO’s business, results of operations and financial condition taken as a whole. For a detailed discussion of the objectives of BPO’s compensation program, the elements of its compensation program and how compensation is determined, please refer to BPO’s most recently filed Annual Information Form, which is available on BPO’s website at www.bpoinvestor.com under the heading “Investors—Reports & Filings—Annual Information Forms” and at the Canadian Securities Administrator’s website SEDAR at www.sedar.com. We have included the web addresses of BPO and SEDAR as inactive textual references only. Except as specifically incorporated by reference into this document, information on these websites are not part of this document.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during the fiscal year ended December 31, 2016:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(g)
Alan J. Carr	125,000	125,000
Craig W. Perry	130,000	130,000
Robert L. Stelzl	130,000	130,000
__________

(1)	Each non-independent member of our board of directors does not receive any additional compensation from the Company for his or her services as a director.

(2)	Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2016 for annual retainer fees, committee fees and/or chair fees.

Compensation Risk Assessment

Brookfield DTLA believes that the compensation policies and practices of the Company, and of BPO and its affiliates with respect to the executive officers of the Company, appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. Brookfield DTLA believes that the compensation policies and practices of the Company, and of BPO with respect to the executive officers of the Company, are not reasonably likely to have a material adverse effect on its financial position or results of operations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 17, 2017, Brookfield DTLA Holdings is the holder of all of the issued and outstanding shares of the Company’s common stock.

Series A Preferred Stock

Based on our review of all forms filed by holders of the Series A preferred stock with the SEC with respect to ownership of shares of the Series A preferred stock and other information, as of March 17, 2017, set forth below is a table that shows how much of our Series A preferred stock was beneficially owned on March 17, 2017, by each person known to us to beneficially own more than 5% of our Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
(a)	(b)	(c)
Panning Capital Management, LP (2) 510 Madison Avenue Suite 2400 New York, NY 10022	914,375	9.40%
__________

(1)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 17, 2017.

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

None of our directors or executive officers owns any shares of capital stock of the Company.

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

Intercompany Loan

Brookfield DTLA was indebted to BOP under a $25.0 million promissory note dated October 11, 2013 that bore interest at 3.25%. For the year ended December 31, 2014, the Company accrued $0.6 million of interest expense related to this note. During September 2014, Brookfield DTLA paid $25.8 million in full settlement of the principal and interest outstanding on the intercompany loan using proceeds from the mortgage loan secured by the Figueroa at 7th retail property.

Management Agreements

Brookfield DTLA has entered into arrangements with BOP under which the affiliate provides property management and various other services. Property management fees under these agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays BOP Asset Manager LLC and Brookfield Asset Management Private Institutional Capital Adviser US, LLC an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Property management fee expense	$7,964	$7,445	$8,135
Asset management fee expense	6,330	6,292	6,109
General, administrative and reimbursable expenses	2,466	2,593	2,509
Leasing and construction management fees	3,049	6,396	3,626

Insurance Agreements

Brookfield DTLA’s properties are covered under insurance policies entered into by BPO that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $370.0 million of earthquake, flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides aggregate coverage of $4.0 billion for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

Prior to their expiration, which became effective on April 19, 2014, the properties acquired from MPG Office Trust, Inc. and MPG Office, L.P. (together “MPG”) in 2013 were covered under an insurance policy that provided all risk property and business interruption coverage with an aggregate limit of $1.25 billion and a $130.0 million aggregate limit of earthquake insurance, and a terrorism insurance policy with a $1.25 billion aggregate limit. Effective April 19, 2014, the MPG properties were added to the existing BPO insurance policies described above.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Insurance expense	$7,948	$8,532	$8,466

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

In accordance with the NYSE Rules and our Corporate Governance Guidelines, on March 16, 2017, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Alan J. Carr
Craig W. Perry
Robert L. Stelzl

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP:

	For the Year Ended December 31,
	2016	2015

Audit fees (1)	$720,300	$600,500
Audit-related fees	—	—
Tax fees (2)	—	110,000
All other fees	—	—
	$720,300	$710,500
__________

(1)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated financial statements, audits of the Company’s subsidiaries required for statute or otherwise and the performance of interim reviews of the Company’s quarterly unaudited consolidated financial statements.

(2)
Tax fees for the year ended December 31, 2015 include fees for tax services provided by Deloitte Tax LLP including tax advisory services in connection with post-merger tax compliance services related to the acquisition of MPG in 2013.

Pre-approval Policies and Procedures

The Company has adopted written policies that provide that the Audit Committee is to pre‑approve all audit services and permitted non-audit services to be performed for Brookfield DTLA by its independent registered public accounting firm in accordance with applicable law. During the fiscal years ended December 31, 2016 and 2015, all audit and non-audit services provided to us by Deloitte & Touche LLP were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2016, 2015 and 2014
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Agreement and Plan of Merger by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings L.P., Brookfield DTLA Fund Office Trust Investor Inc., DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC dated as of April 24, 2013	8-K	001-31717	2.1	April 25, 2013

2.2	Waiver and First Amendment to Agreement and Plan of Merger, dated as of May 19, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	May 20, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

2.3	Second Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	July 11, 2013

2.4	Third Amendment to Agreement and Plan of Merger, dated as of August 14, 2013, by and among MPG Office Trust, Inc., MPG Office, L.P., Brookfield DTLA Holdings LLC (which was converted from a Delaware limited partnership on May 10, 2013), Brookfield DTLA Fund Office Trust Investor Inc., Brookfield DTLA Fund Office Trust Inc., and Brookfield DTLA Fund Properties LLC	8-K	001-31717	2.1	August 15, 2013

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

3.6	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

3.7	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

3.8	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

3.9	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.1	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 7, 2014

10.1	Form of Indemnity Agreement	8-K	001-36135	10.1	November 4, 2013

10.2††	Loan Agreement, dated as of April 4, 2007, between North Tower, LLC, as Borrower, and Lehman Ali Inc. and Greenwich Capital Financial Products, Inc., together, as Lender	10-K	001-31717	10.47	March 18, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.3	Assignment and Assumption Agreement, dated as of January 2, 2014, between Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36135	10.10	April 7, 2014

10.4	Consent and Acknowledgment Agreement, dated as of October 15, 2013, by and among U.S. Bank National Association, as Trustee, Successor-in- Interest to Bank of America, N.A., as Trustee for the registered holders of GS Mortgage Securities Corporation II, commercial mortgage pass-through certificates, Series 2007-GG10, as Lender, North Tower, LLC, as Borrower, MPG Office, L.P., as Old Guarantor, and Brookfield DTLA Holdings LLC, as New Guarantor	8-K	001-36135	10.11	April 7, 2014

10.5*	Loan Agreement dated as of December 2, 2016 between Maguire Properties – 355 South Grand, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender

10.6*	Non-Recourse Carveout Guaranty executed as of December 2, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of H/2 Financial Funding I LLC, as Lender

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.7*
Loan Agreement dated
as of July 11, 2016
between
Maguire Properties –
555 W. Fifth, LLC and
Maguire Properties –
350 S. Figueroa, LLC,
collectively, as Borrower,
and Deutsche Bank AG,
New York Branch and
Barclays Bank PLC,
collectively, as Lender

10.8*	Mezzanine Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender

10.9*
Guaranty of Recourse
Obligations executed
as of July 11, 2016 by
Brookfield DTLA
Holdings LLC, as
Guarantor, for the benefit
of Deutsche Bank AG,
New York Branch and of
Barclays Bank PLC,
collectively as Lender

10.10*
Mezzanine Guaranty of
Recourse Obligations
executed as of
July 11, 2016 by
Brookfield DTLA
Holdings LLC, as
Guarantor, for the benefit
of Deutsche Bank AG,
New York Branch and of
Barclays Bank PLC,
collectively as Lender

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.11	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 777 Tower, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated October 15, 2013	8-K	001-36135	10.2	April 7, 2014

10.12	Promissory Note, dated as of October 15, 2013, between Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.3	April 7, 2014

10.13*	Amended and Restated Promissory Note dated September 1, 2016 by Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company

10.14	Loan Agreement, between EYP Realty, LLC, as Borrower and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and the financial institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders, entered into as of November 27, 2013	8-K	001-36135	10.6	April 7, 2014

10.15	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and Wells Fargo Bank, National Association	8-K	001-36135	10.7	April 7, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.16	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and PNC Bank, National Association	8-K	001-36135	10.8	April 7, 2014

10.17	Promissory Note, dated as of December 18, 2013, between EYP Realty, LLC and Aozora Bank, Ltd.	8-K	001-36135	10.9	April 7, 2014

10.18	Loan Agreement, effective as of September 10, 2014, by and among BOP Figat7th LLC, as Borrower, and the financial institutions that are or may from time to time become parties hereto, as Lenders, and Compass Bank, as Administrative Agent	10-K	001-36135	10.20	March 31, 2015

10.19	Promissory Note, effective as of September 10, 2014, between BOP Figat7th LLC and Compass Bank	10-K	001-36135	10.21	March 31, 2015

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BOP Figat7th LLC, as Borrower, and Compass Bank, as Administrative Agent, effective as of September 10, 2014	10-K	001-36135	10.22	March 31, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.21	Limited Recourse Guaranty, effective as of September 10, 2014, by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Compass Bank, as lender, and as Administrative Agent for itself and those other Lenders as defined in the Loan Agreement	10-K	001-36135	10.23	March 31, 2015

10.22	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.24	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.25	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.26	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2016

31.1*	Certification of Principal Executive Officer dated March 20, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 20, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
March 20, 2017 pursuant
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

‡	Confidential treatment has been requested with respect to certain portions of this agreement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 20, 2017

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ PAUL L. SCHULMAN
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

Date:	March 20, 2017	By:	/s/ PAUL L. SCHULMAN
Paul L. Schulman President and Chief Operating Officer, U.S. Commercial Operations, and Chairman of the Board (Principal executive officer)

	March 20, 2017	By:	/s/ EDWARD F. BEISNER
Edward F. Beisner Chief Financial Officer (Principal financial and accounting officer)

	March 20, 2017	By:	/s/ G. MARK BROWN
G. Mark Brown Global Chief Investment Officer, Brookfield Office Properties, and Director

	March 20, 2017	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	March 20, 2017	By:	/s/ ALAN J. CARR
Alan J. Carr Director

	March 20, 2017	By:	/s/ CRAIG W. PERRY
Craig W. Perry Director

	March 20, 2017	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director

	March 20, 2017	By:	/s/ RICKY TANG
Ricky Tang Director