Form 10-Q
period 2017-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2017-05-16
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2017	December 31, 2016

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,192,811	2,191,676
Tenant improvements	326,392	321,542
	2,746,758	2,740,773
Less: accumulated depreciation	347,428	329,149
Investments in real estate, net	2,399,330	2,411,624

Cash and cash equivalents	41,142	30,301
Restricted cash	57,455	60,084
Rents, deferred rents and other receivables, net	116,253	118,211
Intangible assets, net	70,245	75,586
Deferred charges, net	63,088	64,967
Due from affiliates, net	2,316	—
Prepaid and other assets, net	13,091	9,186
Total assets	$2,762,920	$2,769,959

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,076,918	$2,076,804
Accounts payable and other liabilities	73,634	85,504
Due to affiliates, net	—	14,327
Intangible liabilities, net	20,605	22,227
Total liabilities	$2,171,157	$2,198,862

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	March 31, 2017	December 31, 2016

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2017 and December 31, 2016	$377,489	$372,852
Noncontrolling Interests:
Series A-1 preferred interest	370,600	366,297
Senior participating preferred interest	25,475	25,019
Series B preferred interest	96,500	65,364
Total mezzanine equity	870,064	829,532

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(225,152)	(215,264)
Accumulated other comprehensive loss	(1,188)	(1,607)
Noncontrolling interest – Series B common interest	(246,171)	(235,774)
Total stockholders’ deficit	(278,301)	(258,435)
Total liabilities and deficit	$2,762,920	$2,769,959

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
Rental income	$40,068	$40,327
Tenant reimbursements	23,620	22,889
Parking	9,212	9,125
Interest and other	3,015	2,472
Total revenue	75,915	74,813

Expenses:
Rental property operating and maintenance	23,115	23,261
Real estate taxes	9,611	9,673
Parking	2,649	2,060
Other expense	1,046	737
Depreciation and amortization	25,364	25,076
Interest	24,236	23,978
Total expenses	86,021	84,785

Net loss	(10,106)	(9,972)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303
Senior participating preferred interest – redemption measurement adjustment	56	656
Series B preferred interest – current dividends	1,644	—
Series B common interest – allocation of net loss	(10,858)	(10,242)
Net loss attributable to Brookfield DTLA	(5,251)	(4,689)
Series A preferred stock – current dividends	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,888)	$(9,326)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Net loss	$(10,106)	$(9,972)

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	880	(3,896)

Comprehensive loss	(9,226)	(13,868)
Less: comprehensive loss attributable to noncontrolling interests	(4,394)	(7,322)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(4,832)	$(6,546)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(5,251)		(4,855)	(10,106)
Other comprehensive income					419	461	880
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(4,637)		(6,003)	(10,640)
Balance, March 31, 2017	1,000	$—	$194,210	$(225,152)	$(1,188)	$(246,171)	$(278,301)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(4,689)		(5,283)	(9,972)
Other comprehensive loss					(1,857)	(2,039)	(3,896)
Dividends on Series A preferred stock, Series A-1 preferred interest and senior participating preferred interest				(4,637)		(4,959)	(9,596)
Balance, March 31, 2016	1,000	$—	$191,710	$(187,205)	$(4,437)	$(208,069)	$(208,001)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(10,106)	$(9,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,364	25,076
(Recovery of) provision for doubtful accounts	(5)	31
Amortization of below-market leases/ above-market leases	(568)	(450)
Straight-line rent amortization	(1,046)	(3,265)
Amortization of tenant inducements	890	788
Amortization of discounts and deferred financing costs	1,102	1,267
Changes in assets and liabilities:
Rents, deferred rents and other receivables	2,113	(195)
Deferred charges	(920)	(1,777)
Prepaid and other assets	(3,905)	(3,805)
Accounts payable and other liabilities	(3,522)	(1,026)
Due (from) to affiliates, net	(16,642)	3,719
Net cash (used in) provided by operating activities	(7,245)	10,391
Cash flows from investing activities:
Expenditures for improvements to real estate	(13,447)	(10,443)
Decrease in restricted cash	2,629	3,713
Net cash used in investing activities	(10,818)	(6,730)
Cash flows from financing activities:
Principal payments on mortgage loans	(988)	(627)
Dividends paid on Series A preferred stock	—	(21,893)
Contribution from senior participating preferred interest, net	400	—
Contribution from Series B preferred interest	29,492	—
Net cash provided by (used in) financing activities	28,904	(22,520)
Net change in cash and cash equivalents	10,841	(18,859)
Cash and cash equivalents at beginning of period	30,301	53,736
Cash and cash equivalents at end of period	$41,142	$34,877

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,202	$22,707

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$17,003	$8,655
Accrual for deferred leasing costs	1,323	2,145
Increase (decrease) in fair value of interest rate swap, net	880	(3,896)

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10‑Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Brookfield DTLA as of and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

The condensed consolidated balance sheet data as of December 31, 2016 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all disclosures required by GAAP.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon adoption, we will retrospectively reconcile the activity in our cash, cash equivalents, restricted cash and restricted cash equivalents during reporting periods.

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

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this update to have a material impact on Brookfield DTLA’s consolidated financial statements.

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

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of March 31, 2017 and December 31, 2016, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of March 31, 2017, Brookfield DTLA’s 2013 tax period and 2014 and 2015 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remains open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016

Allowance for doubtful accounts	$208	$213
Accumulated amortization of tenant inducements	10,814	9,924

Brookfield DTLA recorded a $5 thousand recovery of doubtful accounts during the three months ended March 31, 2017. Brookfield DTLA recorded a $31 thousand provision for doubtful accounts during the three months ended March 31, 2016.

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Intangible Assets
In-place leases	$110,519	$110,519
Tenant relationships	46,248	46,248
Above-market leases	39,936	39,936
	196,703	196,703
Less: accumulated amortization	126,458	121,117
Intangible assets, net	$70,245	$75,586

Intangible Liabilities
Below-market leases	$76,344	$76,344
Less: accumulated amortization	55,739	54,117
Intangible liabilities, net	$20,605	$22,227

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Rental income	$568	$450
Depreciation and amortization expense	4,287	4,817

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2017, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2017, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2017	$6,857	$4,603	$4,034
2018	6,754	5,146	3,812
2019	5,704	4,313	3,238
2020	5,059	3,417	3,031
2021	4,821	3,381	2,906
Thereafter	9,619	10,571	3,584
	$38,814	$31,431	$20,605

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016

Accumulated amortization of deferred leasing costs	$52,374	$49,575

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2017	December 31, 2016
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (1)	12/6/2018	4.52%	$250,000	$250,000
777 Tower (2)	11/1/2018	2.97%	220,000	220,000
Figueroa at 7th (3)	9/10/2017	3.11%	35,000	35,000
Total variable-rate loans			505,000	505,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (4)	11/27/2020	3.93%	179,871	180,859
Total floating-rate debt			684,871	685,859

Fixed-Rate Debt:
Wells Fargo Center–North Tower (5)	4/6/2017	5.70%	550,000	550,000
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Total fixed-rate debt			1,400,000	1,400,000

Total debt			2,084,871	2,085,859
Less: unamortized discounts and debt issuance costs			7,953	9,055
Total debt, net			$2,076,918	$2,076,804
__________

(1)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures.

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

(5)	On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Refinanced

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower. See Note 14 “Subsequent Events.

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.250%, 5.250% and 7.000%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.750%.

The mortgage and mezzanine loans mature on April 9, 2019. Brookfield DTLA has three options to extend the maturity date of the loans, each for a period of one year, subject to meeting certain debt yield ratios (as specified in the mortgage and mezzanine loan agreements).

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreements) until July 9, 2018 after which the loans can be repaid without penalty. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of March 31, 2017, our debt to be repaid during the remainder of 2017, the next four years and thereafter is as follows (in thousands):

2017 (1)	$588,038
2018	474,233
2019	4,449
2020	168,151
2021	450,000
Thereafter	400,000
$2,084,871
__________

(1)	On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower that was scheduled to mature on April 6, 2017.

As of March 31, 2017, $764.9 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $470.0 million may be prepaid with prepayment penalties, and $450.0 million is locked out from prepayment until September 6, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Figueroa at 7th—

Brookfield DTLA intends to extend or refinance the $35.0 million mortgage loan secured by Figueroa at 7th on or about its September 10, 2017 maturity date. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2017 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the EY Plaza and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

Note 7—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets is comprised of the Series A preferred stock, a Series A-1 preferred interest, a senior participating preferred interest, and a Series B preferred interest (collectively, the “Preferred Interests”). The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or Brookfield DTLA Holdings to redeem the Preferred Interests.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2017 and December 31, 2016. Adjustments to increase the carrying amount to redemption value are recorded in the condensed consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

As of March 31, 2017 and December 31, 2016, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2017 and 2016. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of March 31, 2017, the cumulative amount of unpaid dividends totals $134.2 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of March 31, 2017, the Series A preferred stock is reported at its redemption value of $377.5 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through March 31, 2017.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by Brookfield DTLA Holdings or wholly owned subsidiaries of Brookfield DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2017, the Series A-1 preferred interest is reported at its redemption value of $370.6 million calculated using its liquidation value of $225.7 million plus $144.9 million of accumulated and unpaid dividends on such Series A-1 preferred interest through March 31, 2017.

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP.

During February 2017, the Company received a net cash contribution totaling $0.4 million from Brookfield DTLA Holdings, which was used for general corporate purposes.

As of March 31, 2017, the senior participating preferred interest is reported at its redemption value of $25.5 million using the value of the participating interest.

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

On February 27, 2017, the Company received a $29.5 million cash contribution from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used these funds for general corporate purposes.

As of March 31, 2017, the Series B preferred interest is reported at its redemption value of $96.5 million calculated using its liquidation value of $92.8 million plus $3.7 million of accumulated and unpaid dividends on such Series B preferred interest through March 31, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Subsequent to March 31, 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan. See Note 14 “Subsequent Events.”

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the three months ended March 31, 2017 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2016	9,730,370	$372,852	$366,297	$25,019	$65,364	$829,532
Issuance of Series B preferred interest					29,492	29,492
Current dividends		4,637	4,303	—	1,644	10,584
Contribution from senior participating preferred interest, net				400		400
Redemption measurement adjustment				56		56
Balance, March 31, 2017	9,730,370	$377,489	$370,600	$25,475	$96,500	$870,064

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Balance at beginning of period	$(3,373)	$(5,415)
Other comprehensive income (loss) before reclassifications	880	(3,896)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income (loss)	880	(3,896)
Balance at end of period	$(2,493)	$(9,311)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
March 31, 2017	$(2,493)	$—	$(2,493)	$—
December 31, 2016	(3,373)	—	(3,373)	—

Interest rate caps at:
March 31, 2017	$14	$—	$14	$—
December 31, 2016	53	—	53	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(2,493)	$(3,373)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the three months ended:
March 31, 2017	$880	$—
March 31, 2016	(3,896)	—

Interest Rate Swap—

As of March 31, 2017 and December 31, 2016, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	March 31, 2017	December 31, 2016

Wells Fargo Center–South Tower	$270,000	$270,000
777 Tower	220,000	220,000
	$490,000	$490,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As required by the Wells Fargo Center–North Tower mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rate to 2.750%. See Note 14 “Subsequent Events.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	March 31, 2017	December 31, 2016

Estimated fair value	$2,066,475	$2,059,449
Carrying amount	2,084,871	2,085,859

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Property management fee expense	$2,051	$1,959
Asset management fee expense	1,583	1,583
General, administrative and reimbursable expenses	640	596
Leasing and construction management fees	147	590

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Insurance Agreements

Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Insurance expense	$1,933	$1,949

Note 13—Commitments and Contingencies

Litigation

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

Note 14—Subsequent Events

Contribution from Brookfield DTLA Holdings

On April 4, 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan.

Refinancing of Wells Fargo Center–North Tower Mortgage Loan

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.250%, 5.250% and 7.000%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.750%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The mortgage and mezzanine loans mature on April 9, 2019. Brookfield DTLA has three options to extend the maturity date of the loans, each for a period of one year, subject to meeting certain debt yield ratios (as specified in the mortgage and mezzanine loan agreements).

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreements) until July 9, 2018 after which the loans can be repaid without penalty. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property.

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

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is Class A office property located in the Los Angeles Central Business District (the “LACBD”).

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

Potential Sources of Liquidity—

Cash on Hand—

As of March 31, 2017 and December 31, 2016, Brookfield DTLA had cash and cash equivalents totaling $41.1 million and $30.3 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of March 31, 2017:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.6%	$32,218,604	$24.49
Wells Fargo Center–North Tower	1,400,639	18.61%	88.6%	31,626,687	25.49
Gas Company Tower	1,345,163	17.87%	89.0%	29,061,257	24.27
EY Plaza	1,224,967	16.28%	91.1%	26,744,379	23.95
Wells Fargo Center–South Tower	1,124,960	14.95%	66.6%	18,958,783	25.32
777 Tower	1,024,835	13.62%	85.9%	21,236,316	24.12
	7,525,992	100.00%	86.4%	$159,846,026	$24.59
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2017. This amount reflects total base rent before any rent abatements as of March 31, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2017 for the twelve months ending March 31, 2018 are approximately $15.5 million, or $2.39 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at March 31, 2017, plus currently available space, for the remainder of 2017, each of the nine calendar years beginning January 1, 2018 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2017	230,846	3.5%	$5,762,350	3.6%	$24.96	$25.03
2018	670,729	10.3%	12,762,027	8.0%	19.03	19.58
2019	436,377	6.7%	12,148,577	7.6%	27.84	30.27
2020	288,873	4.4%	7,425,130	4.6%	25.70	28.28
2021	456,392	7.0%	11,559,515	7.2%	25.33	29.04
2022	913,923	14.1%	23,943,625	15.0%	26.20	30.72
2023	721,768	11.1%	17,806,456	11.1%	24.67	29.82
2024	407,786	6.3%	10,303,969	6.5%	25.27	31.00
2025	706,416	10.9%	19,123,190	12.0%	27.07	33.11
2026	517,636	8.0%	11,408,109	7.1%	22.04	28.74
Thereafter	1,148,454	17.7%	27,603,078	17.3%	24.03	37.30
Total expiring leases	6,499,200	100.0%	$159,846,026	100.0%	$24.59	$30.30
Currently available	1,026,792
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2017. This amount reflects total base rent before any rent abatements as of March 31, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2017 for the twelve months ending March 31, 2018 are approximately $15.5 million, or $2.39 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the three months ended March 31, 2017. Management believes that on average our current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the three months ended March 31, 2017:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2016	6,619,016	87.9%
Expirations	(249,606)	(3.3)%
New leases	89,414	1.2%
Renewals	40,376	0.6%
Leased square feet as of March 31, 2017	6,499,200	86.4%

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

On February 27, 2017, the Company received a $29.5 million cash contribution from Brookfield DTLA Holdings under this commitment, which is entitled to receive a preferred return of 9.0%. The Company used these funds for general corporate purposes. As of March 31, 2017, $167.2 million was available to the Company under this commitment for future funding.

Subsequent to March 31, 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings under this commitment, which is entitled to a preferred return of 9.0%. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan. As of May 15, 2017, $85.2 million is available to the Company under this commitment for future funding. See “Subsequent Events.”

Other Contributions—

In addition to amounts received under the commitment described above, during February 2017 the Company received a net cash contribution totaling $0.4 million from Brookfield DTLA Holdings, which was used for general corporate purposes.

Proceeds from Additional Secured or Unsecured Debt Financings—

As of March 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2017, no funds have been drawn against the future advance amount.

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

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of May 15, 2017, $85.2 million is available to the Company under this commitment for future funding. See “Subsequent Events.”

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

Brookfield DTLA expects that leasing activities at its properties, including the properties acquired from MPG, will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $134 million over the next ten years, with the majority (approximately $115 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as lobby renovations, upgrades to fire alarm, security and HVAC systems, and roof replacements.

As of March 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2017, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Refinanced—

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower. See “Subsequent Events.”

Debt Maturities—

Brookfield DTLA intends to extend or refinance the $35.0 million mortgage loan secured by Figueroa at 7th on or about its September 10, 2017 maturity date. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan. There can be no assurance that this extension or refinancing can be accomplished, what terms will be available in the market for this type of financing at the time of any extension or refinancing, or that any refinancing will generate net cash proceeds.

Distributions to Brookfield DTLA Holdings—

During the three months ended March 31, 2017, the Company made a $0.1 million cash distribution to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand. During the three months ended March 31, 2016, the Company made no cash distributions to Brookfield DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of March 31, 2017, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of March 31, 2017 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate (1)	$1,400.0	67.15%	4.79%	4 years
Variable-rate swapped to fixed-rate	179.9	8.63%	3.93%	4 years
Variable-rate (2)	505.0	24.22%	3.75%	2 years
	$2,084.9	100.00%	4.47%	3 years
__________

(1)	On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower.

(2)
As of March 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2017, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2017 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–South Tower (2)	4.52%	12/6/2018	$250,000	$11,457
777 Tower (3)	2.97%	11/1/2018	220,000	6,625
Figueroa at 7th (4)	3.11%	9/10/2017	35,000	1,103
Total variable-rate loans			505,000	19,185

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (5)	3.93%	11/27/2020	179,871	7,163
Total floating-rate debt			684,871	26,348

Fixed-Rate Debt
Wells Fargo Center–North Tower (6)	5.70%	4/6/2017	550,000	31,769
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Total fixed-rate rate debt			1,400,000	68,059
Total debt			2,084,871	$94,407

Less: unamortized discounts and debt issuance costs			7,953
Total debt, net			$2,076,918
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2017, no funds have been drawn against the future advance amount.

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

(6)	On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Refinanced

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower. See “Subsequent Events.”

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.250%, 5.250% and 7.000%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.750%.

The mortgage and mezzanine loans mature on April 9, 2019. Brookfield DTLA has three options to extend the maturity date of the loans, each for a period of one year, subject to meeting certain debt yield ratios (as specified in the mortgage and mezzanine loan agreements).

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreements) until July 9, 2018 after which the loans can be repaid without penalty. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property.

Debt Maturities

Brookfield DTLA intends to extend or refinance the $35.0 million mortgage loan secured by Figueroa at 7th on or about its September 10, 2017 maturity date. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2017 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the EY Plaza and Figueroa at 7th mortgage loan agreements, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the loan agreements for the properties listed above. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to March 31, 2016

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31, 2017	March 31, 2016
Revenue:
Rental income	$40.1	$40.3	$(0.2)	—%
Tenant reimbursements	23.6	22.9	0.7	3%
Parking	9.2	9.1	0.1	1%
Interest and other	3.0	2.5	0.5	20%
Total revenue	75.9	74.8	1.1	1%

Expenses:
Rental property operating and maintenance	23.1	23.2	(0.1)	—%
Real estate taxes	9.6	9.7	(0.1)	(1)%
Parking	2.6	2.1	0.5	24%
Other expense	1.1	0.7	0.4	57%
Depreciation and amortization	25.4	25.1	0.3	1%
Interest	24.2	24.0	0.2	1%
Total expenses	86.0	84.8	1.2	1%
Net loss	$(10.1)	$(10.0)	$(0.1)

Interest and Other Revenue

Interest and other revenue increased $0.5 million, or 20%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily as a result of increased lease termination income.

Parking Expense

Parking expense increased $0.5 million, or 24%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, mainly due to timing of certain garage expenses.

Other Expense

Other expense increased $0.4 million, or 57%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, mainly as a result of increased marketing and other miscellaneous expenses.

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

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2017	March 31, 2016
	(In thousands)
Net cash (used in) provided by operating activities	$(7,245)	$10,391	$(17,636)
Net cash used in investing activities	(10,818)	(6,730)	4,088
Net cash provided by (used in) financing activities	28,904	(22,520)	51,424

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash used in operating activities during the three months ended March 31, 2017 totaled $7.2 million, compared to net cash provided by operating activities of $10.4 million during the three months ended March 31, 2016. The $17.6 million decrease is primarily related to changes in amounts due from affiliates, net.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $10.8 million during the three months ended March 31, 2017, compared to net cash used in investing activities of $6.7 million during the three months ended March 31, 2016, mainly as a result of an increase in expenditures for real estate improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $28.9 million during the three months ended March 31, 2017, compared to net cash used in financing activities of $22.5 million during the three months ended March 31, 2016. Contributions from the Series B preferred interest and Brookfield DTLA Holdings were the primary drivers of the net cash provided by financing activities during the three months ended March 31, 2017. During the three months ended March 31, 2016, dividends paid on the Series A preferred stock was the use of cash for financing activities.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of March 31, 2017 and December 31, 2016, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2017, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

Principal payments on mortgage loans (1)	$588,038	$474,233	$4,449	$168,151	$450,000	$400,000	$2,084,871
Interest payments –
Fixed-rate debt (2)	27,863	36,290	36,290	36,390	28,289	43,875	208,997
Variable-rate swapped to fixed-rate debt	5,370	6,979	6,787	6,382	—	—	25,518
Variable-rate debt (3)	14,116	16,177	—	—	—	—	30,293
Tenant-related commitments (4)	67,813	11,833	10,763	2,192	1,137	4,342	98,080
	$703,200	$545,512	$58,289	$213,115	$479,426	$448,217	$2,447,759
__________

(1)	On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower that was scheduled to mature on April 6, 2017.

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2017 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2017.

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Property management fee expense	$2,051	$1,959
Asset management fee expense	1,583	1,583
General, administrative and reimbursable expenses	640	596
Leasing and construction management fees	147	590

Insurance Agreements

Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Insurance expense	$1,933	$1,949

Litigation

See Part II, Item 1. “Legal Proceedings.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 20, 2017 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended March 31, 2017.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In November 2016, the FASB issued ASU 2016-18, Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon adoption, we will retrospectively reconcile the activity in our cash, cash equivalents, restricted cash and restricted cash equivalents during reporting periods.

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

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this update to have a material impact on Brookfield DTLA’s consolidated financial statements.

Subsequent Events

Contribution from Brookfield DTLA Holdings

On April 4, 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings, which is entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Refinancing of Wells Fargo Center–North Tower Mortgage Loan

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.250%, 5.250% and 7.000%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.750%.

The mortgage and mezzanine loans mature on April 9, 2019. Brookfield DTLA has three options to extend the maturity date of the loans, each for a period of one year, subject to meeting certain debt yield ratios (as specified in the mortgage and mezzanine loan agreements).

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreements) until July 9, 2018 after which the loans can be repaid without penalty. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 20, 2017 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2016.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 20, 2017. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2017, the cumulative amount of unpaid dividends totaled $135.8 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 15, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 15, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
May 15, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of May 15, 2017

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)