Form 10-Q
period 2017-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2017-08-11
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of August 11, 2017, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2017	December 31, 2016

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,195,126	2,191,676
Tenant improvements	295,600	321,542
	2,718,281	2,740,773
Less: accumulated depreciation	316,725	329,149
Investments in real estate, net	2,401,556	2,411,624

Cash and cash equivalents	45,759	30,301
Restricted cash	48,274	60,084
Rents, deferred rents and other receivables, net	117,791	118,211
Intangible assets, net	66,003	75,586
Deferred charges, net	62,803	64,967
Prepaid and other assets, net	5,711	9,186
Total assets	$2,747,897	$2,769,959

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$1,990,300	$2,076,804
Accounts payable and other liabilities	71,839	85,504
Due to affiliates, net	1,291	14,327
Intangible liabilities, net	19,322	22,227
Total liabilities	$2,082,752	$2,198,862

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	June 30, 2017	December 31, 2016

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2017 and December 31, 2016	$382,126	$372,852
Noncontrolling Interests:
Series A-1 preferred interest	374,903	366,297
Senior participating preferred interest	25,284	25,019
Series B preferred interest	182,361	65,364
Total mezzanine equity	964,674	829,532

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(235,213)	(215,264)
Accumulated other comprehensive loss	(1,244)	(1,607)
Noncontrolling interest – Series B common interest	(257,282)	(235,774)
Total stockholders’ deficit	(299,529)	(258,435)
Total liabilities and deficit	$2,747,897	$2,769,959

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Rental income	$40,147	$43,410	$80,215	$83,737
Tenant reimbursements	24,150	22,948	47,770	45,837
Parking	9,357	9,396	18,569	18,521
Interest and other	2,416	3,214	5,431	5,686
Total revenue	76,070	78,968	151,985	153,781

Expenses:
Rental property operating and maintenance	24,795	23,813	47,910	47,074
Real estate taxes	9,309	9,167	18,920	18,840
Parking	2,081	1,986	4,730	4,046
Other expense	1,321	960	2,367	1,697
Depreciation and amortization	24,321	27,261	49,685	52,337
Interest	22,744	24,043	46,980	48,021
Total expenses	84,571	87,230	170,592	172,015

Net loss	(8,501)	(8,262)	(18,607)	(18,234)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	8,606	8,606
Senior participating preferred interest – redemption measurement adjustment	(191)	400	(135)	1,056
Series B preferred interest – current dividends	3,861	68	5,505	68
Series B common interest – allocation of net loss	(11,050)	(9,248)	(21,908)	(19,490)
Net loss attributable to Brookfield DTLA	(5,424)	(3,785)	(10,675)	(8,474)
Series A preferred stock – current dividends	4,637	4,637	9,274	9,274
Net loss available to common interest holders of Brookfield DTLA	$(10,061)	$(8,422)	$(19,949)	$(17,748)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net loss	$(8,501)	$(8,262)	$(18,607)	$(18,234)

Other comprehensive loss:
Derivative transactions:
Derivative holding (losses) gains	(117)	(1,226)	763	(5,122)

Comprehensive loss	(8,618)	(9,488)	(17,844)	(23,356)
Less: comprehensive loss attributable to noncontrolling interests	(3,138)	(5,119)	(7,532)	(12,441)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(5,480)	$(4,369)	$(10,312)	$(10,915)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(10,675)		(7,932)	(18,607)
Other comprehensive income					363	400	763
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(9,274)		(13,976)	(23,250)
Balance, June 30, 2017	1,000	$—	$194,210	$(235,213)	$(1,244)	$(257,282)	$(299,529)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(8,474)		(9,760)	(18,234)
Other comprehensive loss					(2,441)	(2,681)	(5,122)
Contribution from Brookfield DTLA Holdings			2,500				2,500
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(9,274)		(9,730)	(19,004)
Balance, June 30, 2016	1,000	$—	$194,210	$(195,627)	$(5,021)	$(217,959)	$(224,397)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(18,607)	$(18,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,685	52,337
(Recovery of) provision for doubtful accounts	(5)	72
Amortization of below-market leases/ above-market leases	(892)	(2,892)
Straight-line rent amortization	(3,632)	(9,448)
Amortization of tenant inducements	1,799	1,628
Amortization of discounts and deferred financing costs	2,881	2,534
Changes in assets and liabilities:
Rents, deferred rents and other receivables	2,253	(161)
Deferred charges	(3,254)	(2,692)
Prepaid and other assets	3,475	3,766
Accounts payable and other liabilities	(13,004)	(15,299)
Due to affiliates, net	(13,036)	7,441
Net cash provided by operating activities	7,663	19,052
Cash flows from investing activities:
Expenditures for improvements to real estate	(26,522)	(28,351)
Decrease in restricted cash	11,810	740
Net cash used in investing activities	(14,712)	(27,611)
Cash flows from financing activities:
Proceeds from mortgage loans	470,000	—
Principal payments on mortgage loans	(551,988)	(1,579)
Dividends paid on Series A preferred stock	—	(21,893)
Contribution from (distribution to) senior participating preferred interest, net	400	(336)
Contribution from Brookfield DTLA Holdings	—	2,500
Contributions from Series B preferred interest	111,492	6,000
Financing fees paid	(7,397)	—
Net cash provided by (used in) financing activities	22,507	(15,308)
Net change in cash and cash equivalents	15,458	(23,867)
Cash and cash equivalents at beginning of period	30,301	53,736
Cash and cash equivalents at end of period	$45,759	$29,869

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,434	$45,569

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$24,572	$9,181
Accrual for deferred leasing costs	1,853	2,120
Increase (decrease) in fair value of interest rate swap, net	763	(5,122)

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

Brookfield DTLA made no provision for income taxes in its condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of June 30, 2017 and December 31, 2016, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of June 30, 2017, Brookfield DTLA’s 2013 tax period and 2014 and 2015 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remains open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016

Allowance for doubtful accounts	$208	$213
Accumulated amortization of tenant inducements	11,723	9,924

Brookfield DTLA recorded no provision for doubtful accounts and a $5 thousand recovery of doubtful accounts during the three and six months ended June 30, 2017, respectively. Brookfield DTLA recorded a $41 thousand and a $72 thousand provision for doubtful accounts during the three and six months ended June 30, 2016, respectively.

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Intangible Assets
In-place leases	$73,675	$110,519
Tenant relationships	33,629	46,248
Above-market leases	34,867	39,936
	142,171	196,703
Less: accumulated amortization	76,168	121,117
Intangible assets, net	$66,003	$75,586

Intangible Liabilities
Below-market leases	$60,214	$76,344
Less: accumulated amortization	40,892	54,117
Intangible liabilities, net	$19,322	$22,227

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Rental income	$324	$2,442	$892	$2,892
Depreciation and amortization expense	3,283	4,985	7,570	9,802

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2017, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2017, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2017	$4,327	$2,974	$2,831
2018	6,754	5,116	3,812
2019	5,704	4,310	3,238
2020	5,059	3,417	3,031
2021	4,821	3,381	2,906
Thereafter	9,569	10,571	3,504
	$36,234	$29,769	$19,322

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016

Accumulated amortization of deferred leasing costs	$38,250	$49,575

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2017	December 31, 2016
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	4/9/2019	3.41%	$370,000	$—
Wells Fargo Center–North Tower (2)	4/9/2019	6.41%	55,000	—
Wells Fargo Center–North Tower (3)	4/9/2019	8.16%	45,000	—
Wells Fargo Center–South Tower (4)	12/6/2018	4.78%	250,000	250,000
777 Tower (5)	11/1/2018	3.24%	220,000	220,000
Figueroa at 7th (6)	9/10/2017	3.37%	35,000	35,000
Total variable-rate loans			975,000	505,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.93%	178,871	180,859
Total floating-rate debt			1,153,871	685,859

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Total fixed-rate debt			850,000	850,000

Debt Refinanced:
Wells Fargo Center–North Tower			—	550,000

Total debt			2,003,871	2,085,859
Less: unamortized discounts and debt issuance costs			13,571	9,055
Total debt, net			$1,990,300	$2,076,804
__________

(1)
This loan bears interest at LIBOR plus 2.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(2)
This loan bears interest at LIBOR plus 5.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(3)
This loan bears interest at LIBOR plus 7.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures.

(5)
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

(6)
This loan bears interest at LIBOR plus 2.25%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(7)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

Debt Refinanced

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal and incurred transaction costs totaling $7.4 million. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.25%, 5.25% and 7.00%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.75%.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of June 30, 2017, our debt to be repaid during the remainder of 2017, the next four years and thereafter is as follows (in thousands):

2017	$37,038
2018	474,233
2019	474,449
2020	168,151
2021	450,000
Thereafter	400,000
$2,003,871

As of June 30, 2017, $213.9 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $940.0 million may be prepaid with prepayment penalties, and $450.0 million is locked out from prepayment until September 6, 2017.

Figueroa at 7th—

Brookfield DTLA is in discussions with its lenders to extend the $35.0 million mortgage loan secured by Figueroa at 7th on a short-term basis while the Company either restructures or refinances the existing loan. The Company does not expect to make a principal paydown when the loan is restructured or refinanced. In addition, the Company has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan. Any short-term extension entered into with the lenders will reduce the 12 months available under the first extension option by the number of months of the short-term extension.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.0 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2017 and were in compliance with the amounts required by the loan agreements.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of June 30, 2017 and December 31, 2016. Adjustments to increase the carrying amount to redemption value are recorded in the condensed consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

As of June 30, 2017 and December 31, 2016, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

No dividends were declared on the Series A preferred stock during the six months ended June 30, 2017 and 2016. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of June 30, 2017, the cumulative amount of unpaid dividends totals $138.9 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of June 30, 2017, the Series A preferred stock is reported at its redemption value of $382.1 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through June 30, 2017.

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

As of June 30, 2017, the Series A-1 preferred interest is reported at its redemption value of $374.9 million calculated using its liquidation value of $225.7 million plus $149.2 million of accumulated and unpaid dividends on such Series A-1 preferred interest through June 30, 2017.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2017, the senior participating preferred interest is reported at its redemption value of $25.3 million using the value of the participating interest.

On August 4, 2017, Brookfield DTLA made a cash distribution of $0.2 million to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand. See Note 14 “Subsequent Event.”

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

As of June 30, 2017, the Series B preferred interest is reported at its redemption value of $182.4 million calculated using its liquidation value of $174.8 million plus $7.6 million of accumulated and unpaid dividends on such Series B preferred interest through June 30, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the six months ended June 30, 2017 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2016	9,730,370	$372,852	$366,297	$25,019	$65,364	$829,532
Issuance of Series B preferred interest					111,492	111,492
Current dividends		9,274	8,606	—	5,505	23,385
Contribution from senior participating preferred interest, net				400		400
Redemption measurement adjustment				(135)		(135)
Balance, June 30, 2017	9,730,370	$382,126	$374,903	$25,284	$182,361	$964,674

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Balance at beginning of period	$(2,493)	$(9,311)	$(3,373)	$(5,415)
Other comprehensive (loss) income before reclassifications	(117)	(1,226)	763	(5,122)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(117)	(1,226)	763	(5,122)
Balance at end of period	$(2,610)	$(10,537)	$(2,610)	$(10,537)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
June 30, 2017	$(2,610)	$—	$(2,610)	$—
December 31, 2016	(3,373)	—	(3,373)	—

Interest rate caps at:
June 30, 2017	$60	$—	$60	$—
December 31, 2016	53	—	53	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(2,610)	$(3,373)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the six months ended:
June 30, 2017	$763	$—
June 30, 2016	(5,122)	—

Interest Rate Swap—

As of June 30, 2017 and December 31, 2016, Brookfield DTLA held an interest rate swap with a notional amount of $185.0 million, which was assigned to the EY Plaza mortgage loan. The swap requires net settlement each month and expires on November 2, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	June 30, 2017	December 31, 2016

Wells Fargo Center–North Tower	$370,000	$—
Wells Fargo Center–North Tower	55,000	—
Wells Fargo Center–North Tower	45,000	—
Wells Fargo Center–South Tower	270,000	270,000
777 Tower	220,000	220,000
	$960,000	$490,000

As required by the Wells Fargo Center–North Tower mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rate to 2.75%.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	June 30, 2017	December 31, 2016

Estimated fair value	$2,002,406	$2,059,449
Carrying amount	2,003,871	2,085,859

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Property management fee expense	$2,040	$1,950	$4,091	$3,909
Asset management fee expense	1,582	1,582	3,165	3,165
General, administrative and reimbursable expenses	597	646	1,237	1,242
Leasing and construction management fees	700	321	847	911

Insurance Agreements

Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Insurance expense	$1,947	$1,974	$3,880	$3,923

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

Note 14—Subsequent Event

Distribution to Brookfield DTLA Holdings

On August 4, 2017, Brookfield DTLA made a cash distribution of $0.2 million to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand.

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

Potential Sources of Liquidity—

Cash on Hand—

As of June 30, 2017 and December 31, 2016, Brookfield DTLA had cash and cash equivalents totaling $45.8 million and $30.3 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of June 30, 2017:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.0%	$32,407,774	$24.80
Wells Fargo Center–North Tower	1,400,639	18.61%	88.9%	31,688,078	25.45
Gas Company Tower	1,345,163	17.87%	88.8%	29,176,349	24.43
EY Plaza	1,224,967	16.28%	89.2%	26,276,692	24.06
Wells Fargo Center–South Tower	1,124,960	14.95%	66.6%	18,988,215	25.35
777 Tower	1,024,835	13.62%	85.2%	21,104,936	24.17
	7,525,992	100.00%	85.8%	$159,642,044	$24.71
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2017. This amount reflects total base rent before any rent abatements as of June 30, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2017 for the twelve months ending June 30, 2018 are approximately $15.5 million, or $2.40 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at June 30, 2017, plus currently available space, for the remainder of 2017, each of the nine calendar years beginning January 1, 2018 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2017	174,040	2.7%	$4,664,547	2.9%	$26.80	$26.85
2018	609,275	9.4%	12,069,614	7.5%	19.81	20.21
2019	437,296	6.8%	12,307,824	7.7%	28.15	30.25
2020	292,951	4.5%	7,435,377	4.6%	25.38	28.16
2021	451,251	7.0%	11,608,445	7.3%	25.73	29.08
2022	928,239	14.4%	24,333,213	15.2%	26.21	30.71
2023	785,120	12.2%	18,612,196	11.7%	23.71	28.56
2024	407,786	6.3%	10,311,226	6.5%	25.29	31.00
2025	706,416	10.9%	19,142,720	12.0%	27.10	33.11
2026	517,636	8.0%	11,438,257	7.2%	22.10	28.74
Thereafter	1,150,002	17.8%	27,718,625	17.4%	24.10	37.36
Total expiring leases	6,460,012	100.0%	$159,642,044	100.0%	$24.71	$30.40
Currently available	1,065,980
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2017. This amount reflects total base rent before any rent abatements as of June 30, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2017 for the twelve months ending June 30, 2018 are approximately $15.5 million, or $2.40 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the six months ended June 30, 2017. Management believes that on average our current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the six months ended June 30, 2017:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2016	6,619,016	87.9%
Expirations	(368,121)	(4.9)%
New leases	96,213	1.3%
Renewals	112,904	1.5%
Leased square feet as of June 30, 2017	6,460,012	85.8%

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

On April 4, 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings under this commitment, which is entitled to a preferred return of 9.0%. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan. As of June 30, 2017, $85.2 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to amounts received under the commitment described above, during February 2017 the Company received a net cash contribution totaling $0.4 million from Brookfield DTLA Holdings, which was used for general corporate purposes.

Proceeds from Additional Secured or Unsecured Debt Financings—

As of June 30, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 11, 2017, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. Should the cash generated by Brookfield DTLA’s properties not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to fund its operations.

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of June 30, 2017, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $129 million over the next ten years, with the majority (approximately $110 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as lobby renovations, upgrades to fire alarm, security and HVAC systems, and roof replacements.

As of June 30, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 11, 2017, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Refinanced—

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal and incurred transaction costs totaling $7.4 million. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

Debt Maturities—

Brookfield DTLA is in discussions with its lenders to extend the $35.0 million mortgage loan secured by Figueroa at 7th on a short-term basis while the Company either restructures or refinances the existing loan. The Company does not expect to make a principal paydown when the loan is restructured or refinanced. In addition, the Company has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan. There can be no assurance that this extension, restructuring or refinancing can be accomplished, what terms will be available in the market for this type of financing at the time of any restructuring or refinancing, or that any refinancing will generate net cash proceeds.

Distributions to Brookfield DTLA Holdings—

During the six months ended June 30, 2017 and 2016, the Company made cash distributions of $0.1 million and $0.3 million, respectively, to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand.

On August 4, 2017, Brookfield DTLA made a cash distribution of $0.2 million to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand. See “Subsequent Event.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of June 30, 2017, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of June 30, 2017 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$850.0	42.42%	4.21%	5 years
Variable-rate swapped to fixed-rate	178.9	8.93%	3.93%	3 years
Variable-rate (1)	975.0	48.65%	4.11%	2 years
	$2,003.9	100.00%	4.14%	3 years
__________

(1)
As of June 30, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 11, 2017, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2017 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	3.41%	4/9/2019	$370,000	$12,788
Wells Fargo Center–North Tower (3)	6.41%	4/9/2019	55,000	3,574
Wells Fargo Center–North Tower (4)	8.16%	4/9/2019	45,000	3,723
Wells Fargo Center–South Tower (5)	4.78%	12/6/2018	250,000	12,116
777 Tower (6)	3.24%	11/1/2018	220,000	7,227
Figueroa at 7th (7)	3.37%	9/10/2017	35,000	1,195
Total variable-rate loans			975,000	40,623

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.93%	11/27/2020	178,871	7,124
Total floating-rate debt			1,153,871	47,747

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Total fixed-rate rate debt			850,000	36,290
Total debt			2,003,871	$84,037
Less: unamortized discounts and debt issuance costs			13,571
Total debt, net			$1,990,300
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 2.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(3)
This loan bears interest at LIBOR plus 5.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(4)
This loan bears interest at LIBOR plus 7.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(5)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 11, 2017, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)
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

(7)
This loan bears interest at LIBOR plus 2.25%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement).

(8)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

Debt Refinanced

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal and incurred transaction costs totaling $7.4 million. During April 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.250%, 5.250% and 7.000%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.75%.

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

Debt Maturities

Brookfield DTLA is in discussions with its lenders to extend the $35.0 million mortgage loan secured by Figueroa at 7th on a short-term basis while the Company either restructures or refinances the existing loan. The Company does not expect to make a principal paydown when the loan is restructured or refinanced. In addition, the Company has two options to extend the maturity date of this loan, each for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan. Any short-term extension entered into with the lenders will reduce the 12 months available under the first extension option by the number of months of the short-term extension. There can be no assurance that this extension, restructuring or refinancing can be accomplished, what terms will be available in the market for this type of financing at the time of any restructuring or refinancing, or that any refinancing will generate net cash proceeds.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.0 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2017 and were in compliance with the amounts required by the loan agreements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to June 30, 2016

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30, 2017	June 30, 2016
Revenue:
Rental income	$40.1	$43.4	$(3.3)	(8)%
Tenant reimbursements	24.2	23.0	1.2	5%
Parking	9.4	9.4	—	—%
Interest and other	2.4	3.2	(0.8)	(25)%
Total revenue	76.1	79.0	(2.9)	(4)%

Expenses:
Rental property operating and maintenance	24.8	23.9	0.9	4%
Real estate taxes	9.3	9.1	0.2	2%
Parking	2.1	2.0	0.1	5%
Other expense	1.3	1.0	0.3	30%
Depreciation and amortization	24.3	27.2	(2.9)	(11)%
Interest	22.8	24.0	(1.2)	(5)%
Total expenses	84.6	87.2	(2.6)	(3)%
Net loss	$(8.5)	$(8.2)	$(0.3)

Rental Income

Rental income decreased $3.3 million, or 8%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily as a result of lower amortization of intangible assets into rental income.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $1.2 million, or 5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of increased property operating and maintenance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.9 million, or 11%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016,largely as a result of an acceleration of depreciation and amortization expense related to lease termination activity during the three months ended June 30, 2016.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Interest expense decreased $1.2 million, or 5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of principal paydowns of the Wells Fargo Center–North Tower and South Tower mortgage loans and the Gas Company Tower mortgage loan in connection with refinancing activity.

Comparison of the Six Months Ended June 30, 2017 to June 30, 2016

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30, 2017	June 30, 2016
Revenue:
Rental income	$80.2	$83.7	$(3.5)	(4)%
Tenant reimbursements	47.8	45.9	1.9	4%
Parking	18.6	18.5	0.1	1%
Interest and other	5.4	5.7	(0.3)	(5)%
Total revenue	152.0	153.8	(1.8)	(1)%

Expenses:
Rental property operating and maintenance	47.9	47.1	0.8	2%
Real estate taxes	18.9	18.8	0.1	1%
Parking	4.7	4.1	0.6	15%
Other expense	2.4	1.7	0.7	41%
Depreciation and amortization	49.7	52.3	(2.6)	(5)%
Interest	47.0	48.0	(1.0)	(2)%
Total expenses	170.6	172.0	(1.4)	(1)%
Net loss	$(18.6)	$(18.2)	$(0.4)

Rental Income

Rental income decreased $3.5 million, or 4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of lower amortization of intangible assets into rental income.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $1.9 million, or 4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of an increase in property operating expenses combined with contractual operating expense reimbursements owed to certain tenants during the six months ended June 30, 2016 for which there was no comparable activity during 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.6 million, or 5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, largely as a result of an acceleration of depreciation and amortization expense related to lease termination activity during the six months ended June 30, 2016.

Interest Expense

Interest expense decreased $1.0 million, or 2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as a result of principal paydowns of the Wells Fargo Center–North Tower and South Tower mortgage loans and the Gas Company Tower mortgage loan in connection with refinancing activity.

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

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2017	June 30, 2016
	(In thousands)
Net cash provided by operating activities	$7,663	$19,052	$(11,389)
Net cash used in investing activities	(14,712)	(27,611)	(12,899)
Net cash provided by (used in) financing activities	22,507	(15,308)	37,815

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the six months ended June 30, 2017 totaled $7.7 million, compared to net cash provided by operating activities of $19.1 million during the six months ended June 30, 2016. The $11.4 million decrease is primarily due to a reduction in amounts due to affiliates during 2017, partially offset by an increase in working capital generated by operations year over year.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $14.7 million during the six months ended June 30, 2017, compared to net cash used in investing activities of $27.6 million during the six months ended June 30, 2016. The $12.9 million change is mainly a result of a decrease in restricted cash.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $22.5 million during the six months ended June 30, 2017, compared to net cash used in financing activities of $15.3 million during the six months ended June 30, 2016. Contributions from the Series B preferred interest, partially offset by cash used to refinance the Wells Fargo Center–North Tower mortgage loan, was the primary driver of the net cash provided by financing activities during the six months ended June 30, 2017. During the six months ended June 30, 2016, payment of dividends on the Series A preferred stock, partially offset by contributions from the Series B preferred interest and Brookfield DTLA Holdings, comprised the use of cash for financing activities.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of June 30, 2017 and December 31, 2016, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2017, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

Principal payments on mortgage loans	$37,038	$474,233	$474,449	$168,151	$450,000	$400,000	$2,003,871
Interest payments –
Fixed-rate debt (1)	18,294	36,290	36,290	36,390	28,289	43,875	199,428
Variable-rate swapped to fixed-rate debt	3,582	6,977	6,788	6,400	—	—	23,747
Variable-rate debt (2)	20,113	37,377	5,393	—	—	—	62,883
Tenant-related commitments (3)	62,485	13,841	12,425	2,130	1,504	4,376	96,761
	$141,512	$568,718	$535,345	$213,071	$479,793	$448,251	$2,386,690
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2017 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2017.

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

A summary of costs incurred by Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Property management fee expense	$2,040	$1,950	$4,091	$3,909
Asset management fee expense	1,582	1,582	3,165	3,165
General, administrative and reimbursable expenses	597	646	1,237	1,242
Leasing and construction management fees	700	321	847	911

Insurance Agreements

Insurance premiums for Brookfield DTLA’s properties are paid by an affiliate of BPO and Brookfield DTLA reimburses this BPO affiliate for the actual cost of such premiums.

A summary of costs incurred by Brookfield DTLA under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Insurance expense	$1,947	$1,974	$3,880	$3,923

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 20, 2017 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended June 30, 2017.

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

Subsequent Event

Distribution to Brookfield DTLA Holdings

On August 4, 2017, Brookfield DTLA made a cash distribution of $0.2 million to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2017, the cumulative amount of unpaid dividends totaled $140.4 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 11, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 11, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
August 11, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of August 11, 2017

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)