Form 10-Q
period 2017-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2017-11-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of November 10, 2017, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2017	December 31, 2016

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,199,966	2,191,676
Tenant improvements	309,840	321,542
	2,737,361	2,740,773
Less: accumulated depreciation	331,480	329,149
Investments in real estate, net	2,405,881	2,411,624

Cash and cash equivalents	48,122	30,301
Restricted cash	48,393	60,084
Rents, deferred rents and other receivables, net	122,474	118,211
Intangible assets, net	61,811	75,586
Deferred charges, net	62,467	64,967
Prepaid and other assets, net	3,557	9,186
Total assets	$2,752,705	$2,769,959

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$1,990,984	$2,076,804
Accounts payable and other liabilities	84,442	85,504
Due to affiliates, net	3,330	14,327
Intangible liabilities, net	17,622	22,227
Total liabilities	$2,096,378	$2,198,862

Commitments and Contingencies (See Note 13)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	September 30, 2017	December 31, 2016

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2017 and December 31, 2016	$386,763	$372,852
Noncontrolling Interests:
Series A-1 preferred interest	379,206	366,297
Senior participating preferred interest	25,519	25,019
Series B preferred interest	186,326	65,364
Total mezzanine equity	977,814	829,532

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(245,902)	(215,264)
Accumulated other comprehensive loss	(1,020)	(1,607)
Noncontrolling interest – Series B common interest	(268,775)	(235,774)
Total stockholders’ deficit	(321,487)	(258,435)
Total liabilities and deficit	$2,752,705	$2,769,959

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Revenue:
Rental income	$40,628	$40,334	$120,843	$124,071
Tenant reimbursements	24,368	23,481	72,138	69,318
Parking	9,216	9,251	27,785	27,772
Interest and other	2,855	4,342	8,286	10,028
Total revenue	77,067	77,408	229,052	231,189

Expenses:
Rental property operating and maintenance	25,422	24,435	73,332	71,509
Real estate taxes	9,886	9,573	28,806	28,413
Parking	2,196	2,213	6,926	6,259
Other expense	1,122	1,428	3,489	3,125
Depreciation and amortization	24,335	25,695	74,020	78,032
Interest	23,243	23,458	70,223	71,479
Total expenses	86,204	86,802	256,796	258,817

Net loss	(9,137)	(9,394)	(27,744)	(27,628)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	12,909	12,909
Senior participating preferred interest – redemption measurement adjustment	385	908	250	1,964
Series B preferred interest – current dividends	3,965	881	9,470	949
Series B common interest – allocation of net loss	(11,738)	(10,532)	(33,646)	(30,023)
Net loss attributable to Brookfield DTLA	(6,052)	(4,954)	(16,727)	(13,427)
Series A preferred stock – current dividends	4,637	4,637	13,911	13,911
Net loss available to common interest holders of Brookfield DTLA	$(10,689)	$(9,591)	$(30,638)	$(27,338)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Net loss	$(9,137)	$(9,394)	$(27,744)	$(27,628)

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	469	1,832	1,232	(3,290)

Comprehensive loss	(8,668)	(7,562)	(26,512)	(30,918)
Less: comprehensive loss attributable to noncontrolling interests	(2,840)	(3,481)	(10,372)	(15,922)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(5,828)	$(4,081)	$(16,140)	$(14,996)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(16,727)		(11,017)	(27,744)
Other comprehensive income					587	645	1,232
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(13,911)		(22,629)	(36,540)
Balance, September 30, 2017	1,000	$—	$194,210	$(245,902)	$(1,020)	$(268,775)	$(321,487)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(13,427)		(14,201)	(27,628)
Other comprehensive loss					(1,568)	(1,722)	(3,290)
Contribution from Brookfield DTLA Holdings			2,500				2,500
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(13,911)		(15,822)	(29,733)
Balance, September 30, 2016	1,000	$—	$194,210	$(205,217)	$(4,148)	$(227,533)	$(242,688)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(27,744)	$(27,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,020	78,032
Recovery of doubtful accounts	(7)	(239)
Amortization of below-market leases/ above-market leases	(1,639)	(2,733)
Straight-line rent amortization	(6,989)	(14,574)
Amortization of tenant inducements	2,808	2,502
Amortization of discounts and deferred financing costs	4,659	3,499
Changes in assets and liabilities:
Rents, deferred rents and other receivables	(83)	(2,508)
Deferred charges	(5,600)	(3,912)
Prepaid and other assets	5,630	5,585
Accounts payable and other liabilities	5,117	(2,761)
Due to affiliates, net	(10,997)	(6,064)
Net cash provided by operating activities	39,175	29,199
Cash flows from investing activities:
Expenditures for improvements to real estate	(54,308)	(41,189)
Decrease (increase) in restricted cash	11,691	(5,832)
Net cash used in investing activities	(42,617)	(47,021)
Cash flows from financing activities:
Proceeds from mortgage loans	470,000	470,000
Principal payments on mortgage loans	(553,001)	(460,543)
Dividends paid on Series A preferred stock	—	(21,893)
Contribution from (distributions to) senior participating preferred interest, net	250	(336)
Contribution from Brookfield DTLA Holdings	—	2,500
Contributions from Series B preferred interest	111,492	43,000
Financing fees paid	(7,478)	(3,138)
Net cash provided by financing activities	21,263	29,590
Net change in cash and cash equivalents	17,821	11,768
Cash and cash equivalents at beginning of period	30,301	53,736
Cash and cash equivalents at end of period	$48,122	$65,504

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$66,809	$67,901

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$19,526	$6,758
Accrual for deferred leasing costs	3,204	2,169
Writeoff of fully depreciated buildings and improvements	3,992	—
Writeoff of fully depreciated tenant improvements	48,790	—
Writeoff of fully amortized intangible assets	57,088	—
Writeoff of fully amortized intangible liabilities	16,320	—
Increase (decrease) in fair value of interest rate swap, net	1,232	(3,290)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, and an indirect partially-owned subsidiary of Brookfield Office Properties Inc., a corporation under the Laws of Canada (“BPO”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”).

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging. ASU 2017-12 introduced amendments intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing as of the date of adoption and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of ASU 2017-01 on Brookfield DTLA’s consolidated financial statements.

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

Brookfield DTLA made provisions for income taxes of $291 thousand and $482 thousand during the three and nine months ended September 30, 2017, respectively. Brookfield DTLA made no provision and a $419 thousand provision for income taxes during the three and nine months ended September 30, 2016, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of September 30, 2017 and December 31, 2016, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of September 30, 2017, Brookfield DTLA’s 2013 tax period and 2014, 2015 and 2016 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remains open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016

Allowance for doubtful accounts	$206	$213
Accumulated amortization of tenant inducements	12,029	9,924

Brookfield DTLA recorded recoveries of doubtful accounts of $2 thousand and $7 thousand during the three and nine months ended September 30, 2017, respectively. Brookfield DTLA recorded recoveries of doubtful accounts of $311 thousand and $239 thousand during the three and nine months ended September 30, 2016, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Intangible Assets
In-place leases	$71,439	$110,519
Tenant relationships	33,524	46,248
Above-market leases	34,652	39,936
	139,615	196,703
Less: accumulated amortization	77,804	121,117
Intangible assets, net	$61,811	$75,586

Intangible Liabilities
Below-market leases	$60,023	$76,344
Less: accumulated amortization	42,401	54,117
Intangible liabilities, net	$17,622	$22,227

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Rental income	$747	$(158)	$1,639	$2,733
Depreciation and amortization expense	3,239	4,994	10,809	14,796

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2017, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2017, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2017	$2,001	$1,416	$1,326
2018	6,747	5,116	3,799
2019	5,698	4,310	3,225
2020	5,052	3,417	3,017
2021	4,815	3,381	2,893
Thereafter	9,319	10,539	3,362
	$33,632	$28,179	$17,622

Note 5—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016

Accumulated amortization of deferred leasing costs	$39,808	$49,575

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	September 30, 2017	December 31, 2016
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	4/9/2019	3.49%	$370,000	$—
Wells Fargo Center–North Tower (2)	4/9/2019	6.49%	55,000	—
Wells Fargo Center–North Tower (3)	4/9/2019	8.24%	45,000	—
Wells Fargo Center–South Tower (4)	12/6/2018	4.93%	250,000	250,000
777 Tower (5)	11/1/2018	3.42%	220,000	220,000
Figueroa at 7th (6)	12/10/2017	3.41%	35,000	35,000
Total variable-rate loans			975,000	505,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.93%	177,858	180,859
Total floating-rate debt			1,152,858	685,859

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Total fixed-rate debt			850,000	850,000

Debt Refinanced:
Wells Fargo Center–North Tower			—	550,000

Total debt			2,002,858	2,085,859
Less: unamortized discounts and debt issuance costs			11,874	9,055
Total debt, net			$1,990,984	$2,076,804
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of September 30, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures.

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

(6)
This loan bears interest at LIBOR plus 2.25%. On November 2, 2017, Brookfield DTLA extended the maturity date of this loan until January 8, 2018. After this extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). See Note 14 “Subsequent Event.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of September 30, 2017, our debt to be repaid during the remainder of 2017, the next four years and thereafter is as follows (in thousands):

2017 (1)	$36,025
2018	474,233
2019	474,449
2020	168,151
2021	450,000
Thereafter	400,000
$2,002,858
__________

(1)
On November 2, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th from December 10, 2017 until January 8, 2018. See Note 14 “Subsequent Event.”

As of September 30, 2017, $343.9 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), and $1,259.0 million may be prepaid with prepayment penalties.

Debt Extension—

On August 14, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th until December 10, 2017. Then on November 2, 2017, Brookfield DTLA extended the maturity date of this loan until January 8, 2018. After the second extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The Company plans to refinance this loan on or prior to January 8, 2018 and does not expect to make a principal paydown when the loan is refinanced. See Note 14 “Subsequent Event.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2017 and were in compliance with the amounts required by the loan agreements.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of September 30, 2017 and December 31, 2016. Adjustments to increase the carrying amount to redemption value are recorded in the condensed consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

As of September 30, 2017 and December 31, 2016, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

No dividends were declared on the Series A preferred stock during the nine months ended September 30, 2017 and 2016. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of September 30, 2017, the cumulative amount of unpaid dividends totals $143.5 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of September 30, 2017, the Series A preferred stock is reported at its redemption value of $386.8 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through September 30, 2017.

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

As of September 30, 2017, the Series A-1 preferred interest is reported at its redemption value of $379.2 million calculated using its liquidation value of $225.7 million plus $153.5 million of accumulated and unpaid dividends on such Series A-1 preferred interest through September 30, 2017.

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

During the nine months ended September 30, 2017, the Company received a net cash contribution totaling $250 thousand from Brookfield DTLA Holdings, which was used for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2017, the senior participating preferred interest is reported at its redemption value of $25.5 million using the value of the participating interest.

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

As of September 30, 2017, the Series B preferred interest is reported at its redemption value of $186.3 million calculated using its liquidation value of $174.8 million plus $11.5 million of accumulated and unpaid dividends on such Series B preferred interest through September 30, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the nine months ended September 30, 2017 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2016	9,730,370	$372,852	$366,297	$25,019	$65,364	$829,532
Issuance of Series B preferred interest					111,492	111,492
Current dividends		13,911	12,909	—	9,470	36,290
Contribution from senior participating preferred interest, net				250		250
Redemption measurement adjustment				250		250
Balance, September 30, 2017	9,730,370	$386,763	$379,206	$25,519	$186,326	$977,814

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Balance at beginning of period	$(2,610)	$(10,537)	$(3,373)	$(5,415)
Other comprehensive income (loss) before reclassifications	469	1,832	1,232	(3,290)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	469	1,832	1,232	(3,290)
Balance at end of period	$(2,141)	$(8,705)	$(2,141)	$(8,705)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
September 30, 2017	$(2,141)	$—	$(2,141)	$—
December 31, 2016	(3,373)	—	(3,373)	—

Interest rate caps at:
September 30, 2017	$17	$—	$17	$—
December 31, 2016	53	—	53	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(2,141)	$(3,373)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the nine months ended:
September 30, 2017	$1,232	$—
September 30, 2016	(3,290)	—

Interest Rate Swap—

As of September 30, 2017 and December 31, 2016, Brookfield DTLA held an interest rate swap assigned to the EY Plaza mortgage loan with notional amounts of $177.9 million and $180.9 million, respectively. The swap requires net settlement each month and expires on November 2, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	September 30, 2017	December 31, 2016

Wells Fargo Center–North Tower	$370,000	$—
Wells Fargo Center–North Tower	55,000	—
Wells Fargo Center–North Tower	45,000	—
Wells Fargo Center–South Tower	270,000	270,000
777 Tower	220,000	220,000
	$960,000	$490,000

As required by the Wells Fargo Center–North Tower mortgage and mezzanine loan agreements, on April 5, 2017 the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rate to 2.75%.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	September 30, 2017	December 31, 2016

Estimated fair value	$2,003,116	$2,059,449
Carrying amount	2,002,858	2,085,859

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Property management fee expense	$2,021	$1,955	$6,112	$5,864
Asset management fee expense	1,583	1,583	4,748	4,748
General, administrative and reimbursable expenses	623	615	1,860	1,857
Leasing and construction management fees	634	410	1,481	1,321

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Insurance expense	$1,948	$1,950	$5,828	$5,873

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

Note 14—Subsequent Event

On November 2, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th until January 8, 2018. After this extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The Company plans to refinance this loan on or prior to January 8, 2018 and does not expect to make a principal paydown when the loan is refinanced.

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

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC (“Brookfield DTLA Holdings”), a Delaware limited liability company, and an indirect partially-owned subsidiary of Brookfield Office Properties Inc., a corporation under the Laws of Canada (“BPO”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”).

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

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2017 and December 31, 2016, Brookfield DTLA had cash and cash equivalents totaling $48.1 million and $30.3 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of September 30, 2017:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.0%	$32,739,465	$25.06
Wells Fargo Center–North Tower	1,400,639	18.61%	86.0%	30,700,712	25.48
Gas Company Tower	1,345,163	17.87%	89.9%	30,029,055	24.82
EY Plaza	1,224,967	16.28%	89.0%	26,549,323	24.36
Wells Fargo Center–South Tower	1,124,960	14.95%	66.6%	19,272,575	25.73
777 Tower	1,024,835	13.62%	81.8%	20,224,383	24.12
	7,525,992	100.00%	85.0%	$159,515,513	$24.93
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2017. This amount reflects total base rent before any rent abatements as of September 30, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2017 for the twelve months ending September 30, 2018 are approximately $15.0 million, or $2.34 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at September 30, 2017, plus currently available space, for the remainder of 2017, each of the nine calendar years beginning January 1, 2018 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2017	27,982	0.4%	$753,032	0.5%	$26.91	$27.17
2018	576,186	9.0%	11,217,172	7.0%	19.47	19.65
2019	442,433	6.9%	12,363,644	7.8%	27.94	29.89
2020	306,858	4.8%	7,829,062	4.9%	25.51	28.19
2021	422,157	6.6%	11,058,885	6.9%	26.20	29.44
2022	804,787	12.6%	21,418,942	13.4%	26.61	30.67
2023	805,033	12.6%	19,493,503	12.2%	24.21	28.66
2024	417,960	6.6%	10,637,926	6.7%	25.45	30.93
2025	718,971	11.2%	19,752,991	12.4%	27.47	33.10
2026	517,636	8.1%	11,463,487	7.2%	22.15	28.74
Thereafter	1,358,811	21.2%	33,526,869	21.0%	24.67	37.78
Total expiring leases	6,398,814	100.0%	$159,515,513	100.0%	$24.93	$30.80
Currently available	1,127,178
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of September 30, 2017. This amount reflects total base rent before any rent abatements as of September 30, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of September 30, 2017 for the twelve months ending September 30, 2018 are approximately $15.0 million, or $2.34 per leased square foot.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the nine months ended September 30, 2017. Management believes that on average our current in‑place rents are generally close to market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the nine months ended September 30, 2017:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2016	6,619,016	87.9%
Expirations	(715,245)	(9.5)%
New leases	185,873	2.5%
Renewals	309,170	4.1%
Leased square feet as of September 30, 2017	6,398,814	85.0%

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

On April 4, 2017, the Company received an $82.0 million cash contribution from Brookfield DTLA Holdings under this commitment, which is entitled to a preferred return of 9.0%. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan. As of September 30, 2017, $85.2 million is available to the Company under this commitment for future funding.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Contributions—

In addition to amounts received under the commitment described above, during the nine months ended September 30, 2017 the Company received a net cash contribution totaling $250 thousand from Brookfield DTLA Holdings, which was used for general corporate purposes.

Proceeds from Additional Secured or Unsecured Debt Financings—

As of September 30, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of November 13, 2017, no funds have been drawn against the future advance amount.

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

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of September 30, 2017, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $125 million over the next ten years, with the majority (approximately $106 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as lobby renovations, upgrades to fire alarm, security and HVAC systems, and roof replacements.

As of September 30, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of November 13, 2017, no funds have been drawn against the future advance amount.

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

Debt Maturities—

On August 14, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th until December 10, 2017. Then on November 2, 2017, Brookfield DTLA extended the maturity date of this loan until January 8, 2018. After the second extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The Company plans to refinance this loan on or prior to January 8, 2018 and does not expect to make a principal paydown when the loan is refinanced. There can be no assurance that the refinancing can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, or that any refinancing will generate net cash proceeds. See “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Distributions to Brookfield DTLA Holdings—

During the nine months ended September 30, 2016, the Company made a $336 thousand cash distribution to Brookfield DTLA Holdings related to the senior participating preferred interest using cash on hand.

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

Indebtedness

As of September 30, 2017, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of September 30, 2017 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$850.0	42.44%	4.21%	5 years
Variable-rate swapped to fixed-rate	177.9	8.88%	3.93%	3 years
Variable-rate (1) (2)	975.0	48.68%	4.23%	1 year
	$2,002.9	100.00%	4.19%	3 years
__________

(1)
As of September 30, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of November 13, 2017, no funds have been drawn against the future advance amount.

(2)	On November 2, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th from December 10, 2017 until January 8, 2018. See “Subsequent Event.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2017 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	3.49%	4/9/2019	$370,000	$13,074
Wells Fargo Center–North Tower (3)	6.49%	4/9/2019	55,000	3,616
Wells Fargo Center–North Tower (4)	8.24%	4/9/2019	45,000	3,757
Wells Fargo Center–South Tower (5)	4.93%	12/6/2018	250,000	12,496
777 Tower (6)	3.42%	11/1/2018	220,000	7,629
Figueroa at 7th (7)	3.41%	12/10/2017	35,000	1,208
Total variable-rate loans			975,000	41,780

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.93%	11/27/2020	177,858	7,083
Total floating-rate debt			1,152,858	48,863

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Total fixed-rate rate debt			850,000	36,290
Total debt			2,002,858	$85,153
Less: unamortized debt issuance costs			11,874
Total debt, net			$1,990,984
__________

(1)	Assuming no payment has been made in advance of its due date.

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

(5)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of September 30, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of November 13, 2017, no funds have been drawn against the future advance amount.

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

(7)
This loan bears interest at LIBOR plus 2.25%. On November 2, 2017, Brookfield DTLA extended the maturity date of this loan until January 8, 2018. After this extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). See “Subsequent Event.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Maturities

On August 14, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th until December 10, 2017. Then on November 2, 2017, Brookfield DTLA extended the maturity date of this loan until January 8, 2018. After the second extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The Company plans to refinance this loan on or prior to January 8, 2018 and does not expect to make a principal paydown when the loan is refinanced. There can be no assurance that the refinancing can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, or that any refinancing will generate net cash proceeds. See “Subsequent Event.”

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2017 and were in compliance with the amounts required by the loan agreements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to September 30, 2016

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	Sept. 30, 2017	Sept. 30, 2016
Revenue:
Rental income	$40.6	$40.4	$0.2	—%
Tenant reimbursements	24.3	23.4	0.9	4%
Parking	9.2	9.3	(0.1)	(1)%
Interest and other	2.9	4.3	(1.4)	(33)%
Total revenue	77.0	77.4	(0.4)	(1)%

Expenses:
Rental property operating and maintenance	25.4	24.4	1.0	4%
Real estate taxes	9.9	9.6	0.3	3%
Parking	2.2	2.2	—	—%
Other expense	1.1	1.4	(0.3)	(21)%
Depreciation and amortization	24.3	25.7	(1.4)	(5)%
Interest	23.2	23.5	(0.3)	(1)%
Total expenses	86.1	86.8	(0.7)	(1)%
Net loss	$(9.1)	$(9.4)	$0.3

Interest and Other Revenue

Interest and other revenue decreased $1.4 million, or 33%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, mainly as a result of a $1.1 million settlement received during 2016 from the insurance carrier under the MPG directors and officers liability insurance policy that partially reimbursed the Company for amounts paid to settle the merger litigation with the MPG common and preferred stockholders for which there was no comparable activity during 2017.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $1.0 million, or 4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to higher utility, repair and maintenance costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.4 million, or 5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, largely as a result of reduced amortization of acquired in-place lease intangible assets.

Comparison of the Nine Months Ended September 30, 2017 to September 30, 2016

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	Sept. 30, 2017	Sept. 30, 2016
Revenue:
Rental income	$120.8	$124.1	$(3.3)	(3)%
Tenant reimbursements	72.1	69.3	2.8	4%
Parking	27.8	27.8	—	—%
Interest and other	8.3	10.0	(1.7)	(17)%
Total revenue	229.0	231.2	(2.2)	(1)%

Expenses:
Rental property operating and maintenance	73.3	71.5	1.8	3%
Real estate taxes	28.8	28.4	0.4	1%
Parking	6.9	6.3	0.6	10%
Other expense	3.5	3.1	0.4	13%
Depreciation and amortization	74.0	78.0	(4.0)	(5)%
Interest	70.2	71.5	(1.3)	(2)%
Total expenses	256.7	258.8	(2.1)	(1)%
Net loss	$(27.7)	$(27.6)	$(0.1)

Rental Income

Rental income decreased $3.3 million, or 3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of lower amortization of intangible assets into rental income.

Tenant Reimbursements Revenue

Tenant reimbursements revenue increased $2.8 million, or 4%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of an increase in property operating expenses combined with contractual operating expense reimbursements owed to certain tenants during 2016 for which there was no comparable activity during 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $1.7 million, or 17%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, mainly as a result of a $1.1 million settlement received during 2016 from the insurance carrier under the MPG directors and officers liability insurance policy that partially reimbursed the Company for amounts paid to settle the merger litigation with the MPG common and preferred stockholders for which there was no comparable activity during 2017.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $1.8 million, or 3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to higher utility, repair and maintenance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $4.0 million, or 5%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of decreased amortization of accrued in-place leases, which was partially offset by an acceleration of depreciation and amortization expense related to lease termination activity.

Interest Expense

Interest expense decreased $1.3 million, or 2%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as a result of principal paydowns on the Wells Fargo Center–North Tower and South Tower mortgage loans and the Gas Company Tower mortgage loan in connection with refinancing activity.

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

	For the Nine Months Ended		Increase/ (Decrease)
	Sept. 30, 2017	Sept. 30, 2016
	(In thousands)
Net cash provided by operating activities	$39,175	$29,199	$9,976
Net cash used in investing activities	(42,617)	(47,021)	(4,404)
Net cash provided by financing activities	21,263	29,590	(8,327)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2017 totaled $39.2 million, compared to net cash provided by operating activities of $29.2 million during the nine months ended September 30, 2016. The $10.0 million increase is primarily due to an increase in working capital generated by operations year over year combined with a reduction in accounts payable and other liabilities, which were partially offset by an increase in cash paid in settlement of amounts due to affiliates during 2017.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $42.6 million during the nine months ended September 30, 2017, compared to net cash used in investing activities of $47.0 million during the nine months ended September 30, 2016. The $4.4 million change is mainly a result of a decrease in restricted cash, partially offset by an increase in expenditures for improvements to real estate.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $21.3 million during the nine months ended September 30, 2017, compared to net cash provided by financing activities of $29.6 million during the nine months ended September 30, 2016. Contributions from the Series B preferred interest, partially offset by cash used to refinance the Wells Fargo Center–North Tower mortgage loan, were the primary driver of the net cash provided by financing activities during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, contributions from the Series B preferred interest and Brookfield DTLA Holdings combined with proceeds from the 777 Tower loan modification, partially offset by the payment of dividends on the Series A preferred stock and cash used to refinance the Gas Company Tower mortgage loan, comprised the net cash provided by financing activities.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of September 30, 2017 and December 31, 2016, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2017, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

Principal payments on mortgage loans (1)	$36,025	$474,233	$474,449	$168,151	$450,000	$400,000	$2,002,858
Interest payments –
Fixed-rate debt (2)	9,147	36,290	36,290	36,390	28,289	43,875	190,281
Variable-rate swapped to fixed-rate debt	1,777	6,975	6,789	6,434	—	—	21,975
Variable-rate debt (3)	10,461	38,428	5,490	—	—	—	54,379
Tenant-related commitments (4)	53,042	13,237	12,890	2,135	1,504	4,376	87,184
	$110,452	$569,163	$535,908	$213,110	$479,793	$448,251	$2,356,677
__________

(1)	On November 2, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th from December 10, 2017 until January 8, 2018. See “Subsequent Event.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of September 30, 2017 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Property management fee expense	$2,021	$1,955	$6,112	$5,864
Asset management fee expense	1,583	1,583	4,748	4,748
General, administrative and reimbursable expenses	623	615	1,860	1,857
Leasing and construction management fees	634	410	1,481	1,321

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Insurance expense	$1,948	$1,950	$5,828	$5,873

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 20, 2017 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended September 30, 2017.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging. ASU 2017-12 introduced amendments intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing as of the date of adoption and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of ASU 2017-01 on Brookfield DTLA’s consolidated financial statements.

Subsequent Event

On November 2, 2017, Brookfield DTLA extended the maturity date of the $35.0 million mortgage loan secured by Figueroa at 7th until January 8, 2018. After this extension, the Company has two options to extend the maturity date of this loan, the first for a period of eight months and the second for a period of 12 months, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). The Company plans to refinance this loan on or prior to January 8, 2018 and does not expect to make a principal paydown when the loan is refinanced. There can be no assurance that the refinancing can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, or that any refinancing will generate net cash proceeds.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2017, the cumulative amount of unpaid dividends totaled $145.0 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 13, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 13, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
November 13, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of November 13, 2017

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)