Form 10-K
period 2017-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2018-03-27
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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
Securities registered pursuant to Section 12(g) of the Act: None ________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2017 was $0.
As of March 23, 2018, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
None.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the year ended December 31, 2017.

During the year ended December 31, 2017, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 100% of Brookfield DTLA’s consolidated revenue during the year ended December 31, 2017.

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

From time to time, the U.S. Environmental Protection Agency (“EPA”) designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Superfund sites can cover large areas, affecting many different parcels of land. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed of by MPG during 2012) is located within a large Superfund site. The site was designated as a Superfund site because the groundwater beneath the site is contaminated. We have not been named, and do not expect to be named, as a potentially responsible party for the site. If we were named, we would likely be required to enter into a de minimis settlement with the EPA and pay nominal damages.

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

Insurance

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $402.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPO’s U.S. properties.

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

Employees

As of December 31, 2017, Brookfield DTLA had no employees. The operations and activities of Brookfield DTLA are managed by employees of the Manager.

Corporate Offices

BPO owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, NY 10281, telephone number 212-417-7000. Brookfield DTLA believes that BPO’s current facilities are adequate for Brookfield DTLA’s present needs.

Available Information

Brookfield DTLA files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). Such filings are available free of charge through our website, www.dtlaofficefund.com, under “Reports & Filings”, as soon as reasonably practicable after the electronic filing of these reports is made with the SEC. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at www.sec.gov. We have included the web addresses of Brookfield DTLA and the SEC as inactive textual references only. Except as specifically incorporated by reference into this document, information on these websites is not part of this document. Stockholders may also obtain a copy of Brookfield DTLA’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports by sending a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

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

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), for which it will be entitled to receive a preferred return, if and when called by New OP. As of March 26, 2018, $85.2 million is available to the Company under this commitment for future funding.

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

Although the Series A preferred stock is currently registered under the Exchange Act and listed on the New York Stock Exchange, Brookfield DTLA may apply for delisting of the Series A preferred stock in the future provided the requirements for delisting are met. If the Series A preferred stock is delisted, the market for the shares of Series A preferred stock could be adversely affected, though price quotations for the shares of Series A preferred stock might still be available from other sources. Subject to compliance with applicable securities laws, the registration may be terminated if the shares are not listed on a national securities exchange and there are fewer than 300 holders. The extent of the public market for the Series A preferred stock and availability of such quotations would depend upon such factors as the number of holders and/or the aggregate market value of the publicly held shares of Series A preferred stock at such time, the interest in maintaining a market in the Series A preferred stock on the part of securities firms, the possible termination of registration of the Series A preferred stock under the Exchange Act and other factors. Termination of registration would substantially reduce the information required to be furnished to holders of Series A preferred stock.

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

The Manager controls the management and operation of Brookfield DTLA. Brookfield DTLA is managed by the Manager. The Manager controls Brookfield DTLA, including the power to vote to elect all members of the board of directors (other than the preferred directors). By virtue of its control of and substantial ownership in Brookfield DTLA, the Manager has significant influence over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts. Subject to any limitations contained in Brookfield DTLA’s charter, bylaws or as may be required by applicable law, holders of the Series A preferred stock will be unable to block any such matter in their capacity as stockholders or through their representation under certain circumstances, if any, by up to two directors on the board of directors (which directors are not a majority of the members comprising the board of directors).

There may be conflicts of interest in Brookfield DTLA’s relationship with the Manager. Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager serves as a service provider with respect to the properties that these companies own. These services include property management and various other services. In consideration for the services provided under these agreements, the Manager is paid fees by Brookfield DTLA and its subsidiaries. In addition, the Manager may enter into additional agreements, including additional service agreements, with Brookfield DTLA and its subsidiaries. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interest of the Manager, on the one hand, and Brookfield DTLA and its subsidiaries, on the other hand.

Members of Brookfield DTLA’s management team have competing duties to other entities. Brookfield DTLA’s executive officers are employees of the Manager and therefore do not spend all of their time managing the Company’s activities and real estate portfolio. Many of Brookfield DTLA’s executive officers allocate most of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to Brookfield DTLA’s affairs. Accordingly, Brookfield DTLA competes with BPO, its affiliates and possibly other entities for the time and attention of these officers.

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

Our substantial indebtedness may adversely affect our operating results and financial condition, and may limit our flexibility to operate our business. Brookfield DTLA currently has aggregate consolidated indebtedness totaling $2.0 billion. After payments of principal and interest on our indebtedness, we may not have sufficient cash resources to operate our properties or meet all of our other obligations. Certain of our indebtedness include lockbox and other cash management provisions, which, under certain circumstances, could limit our ability to utilize available cash flow from the relevant properties. There can be no assurance that terms of debt we incur in the future or modifications to existing debt will not significantly limit our operating and financial flexibility, which may in turn limit our ability to efficiently respond and adapt to changes or competition in our business.

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

Brookfield DTLA is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future. All of Brookfield DTLA’s $2.0 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against Brookfield DTLA Holdings or one of its subsidiaries, if certain triggering events occur. Although these events differ from loan to loan, some of the common events include: the special purpose property-owning subsidiary of Brookfield DTLA Holdings or Brookfield DTLA Holdings filing a voluntary petition for bankruptcy; the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to maintain its status as a special purpose entity; subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and subject to certain conditions, the special purpose property-owning subsidiary of Brookfield DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of Brookfield DTLA Holdings or Brookfield DTLA. In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

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

Because real estate investments are illiquid, we may not be able to sell properties when appropriate or desired. Large and high quality office properties like the ones that we own can be hard to sell, especially if local market conditions are poor. Such illiquidity could limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Additionally, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the market in which we operate during times of illiquidity. These restrictions could reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. The Manager maintains insurance on Brookfield DTLA’s properties in amounts and with deductibles that it believes are in line with coverage maintained by owners of similar types of properties; however, the insurance the Manager maintains may not cover all potential losses Brookfield DTLA might experience. There also are certain types of risks (such as war or acts of terrorism, or environmental contamination, such as toxic mold) that are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, one or more of its properties, and would continue to be obligated to repay any recourse mortgage indebtedness on such properties. Any of these events could adversely impact the Company’s business, financial condition and results of operations.

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

In addition, some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. If hazardous or toxic substances were released from these tanks, we could incur significant costs or be liable to third parties with respect to the releases. From time to time, the EPA designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identifies parties who are considered to be potentially responsible for the hazardous substances at Superfund sites and makes them liable for the costs of responding to the hazardous substances. The parcel of land on which Glendale Center (a property that was disposed of by MPG during 2012) is located within a large Superfund site and Brookfield DTLA could be named as a potentially responsible party with respect to that site.

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

Future terrorist attacks in the United States could harm the demand for and the value of our properties. Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of the properties we own are well-known landmarks and may be perceived as more likely terrorist targets than similar, less recognizable properties, which could potentially reduce the demand for and value of these properties. A decrease in demand or value could make it difficult for us to renew leases or re-lease space at lease rates equal to or above historical rates or then-prevailing market rates or to refinance indebtedness related to our properties. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or more costly. Four of Brookfield DTLA’s properties are located within the Bunker Hill area of Downtown Los Angeles. Because these properties are located so closely together, a terrorist attack on any one of these properties, or in the Downtown Los Angeles or Bunker Hill areas generally, could materially damage, destroy or impair the use by tenants of one or more of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. Additionally, certain tenants will have termination rights or purchase options in respect of certain casualties.

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

If we are unable to recover from a business disruption on a timely basis, our financial condition and results of operations could be adversely affected. Our business may be vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. If we are unable to recover from a business disruption on a timely basis, our financial condition and results of operations could be adversely affected. We may also incur additional costs to remedy damages caused by such disruptions.

TAX RISKS

Failure to maintain our status as a REIT could have significant adverse consequences to us, our ability to make distributions and the value of our stock, including the Series A preferred stock. Brookfield DTLA has elected to be taxed as a REIT pursuant to Sections 856 through 860 of the Code, commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. To qualify as a REIT, Brookfield DTLA must satisfy a number of asset, income, organizational, operational, dividend distribution, stock ownership, and other requirements on an ongoing basis. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our ability to continue to qualify as a REIT depends on the ability of certain of our subsidiaries that own our commercial property assets to individually satisfy the asset, income, organizational, distribution, stock ownership and other requirements discussed above on a continuing basis. Whether these subsidiaries will be able to qualify for taxation as REITs, and therefore whether we will be able to continue to qualify, is a question of fact. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT.

If Brookfield DTLA fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate tax rates, and it may be ineligible to qualify as a REIT for four subsequent tax years. Brookfield DTLA may also be subject to certain state or local income taxes, or franchise taxes on its REIT activities. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of our stock, which in turn could have an adverse effect on the value of our stock. Distributions to our stockholders if we fail to qualify as a REIT will not be deductible by us, nor will they be required to be made (unless required by the terms of our governing documents). In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as dividends (whether or not attributable to capital gains of the Company). Subject to certain limitations in the Code, corporate distributees may be eligible for the dividends received deduction. Dividends paid to non-corporate U.S. holders that constitute qualified dividend income will be eligible for taxation at the preferential rates applicable to long-term capital gains, provided certain conditions are met. As a result of all these factors, our failure to continue to qualify as a REIT could impair our business and operating strategies and adversely affect the value of our stock and our ability to make distributions on our stock, including, in each case, the Series A preferred stock.

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

Lease Terms

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some short-term as well as some longer-term leases. Our leases usually require the license of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are either triple net or modified gross leases. Triple net and modified gross leases are those in which tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. We are generally responsible for structural repairs.

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent, and annualized rent per square foot of Brookfield DTLA’s properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent per Square Foot (2)

December 31, 2017	86.8%	$163,123,792	$24.98
December 31, 2016	87.9%	160,894,418	24.31
December 31, 2015	85.6%	153,585,893	23.83
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2017 for the twelve months ending December 31, 2018 are approximately $13.2 million, or $2.03 per leased square foot. Total abatements for leases in effect as of December 31, 2016 for the twelve months ended December 31, 2017 were approximately $11.5 million, or $1.73 per leased square foot. Total abatements for leases in effect as of December 31, 2015 for the twelve months ended December 31, 2016 were approximately $14.9 million, or $2.32 per leased square foot.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2017:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2016	6,619,016	87.9%
Expirations	(1,120,501)	(14.8)%
New leases	414,885	5.5%
Renewals	617,329	8.2%
Leased square feet as of December 31, 2017	6,530,729	86.8%

Property Statistics

The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2017:

				Square Feet		Leased % and In-Place Rents
Property	Number of Buildings	Number of Tenants	Year Acquired	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	29	2006	1,405,428	18.67%	93.5%	$33,413,132	$25.44
Wells Fargo Center–North Tower	2	47	2013	1,400,639	18.61%	85.0%	30,956,146	26.00
Gas Company Tower	1	25	2013	1,345,163	17.87%	90.0%	29,674,443	24.52
EY Plaza	1	81	2006	1,224,967	16.28%	88.7%	26,692,282	24.57
Wells Fargo Center–South Tower	1	20	2013	1,124,960	14.95%	76.8%	21,169,893	24.51
777 Tower	1	49	2013	1,024,835	13.62%	84.5%	21,217,896	24.49
	7	251		7,525,992	100.00%	86.8%	$163,123,792	$24.98
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2017. This amount reflects total base rent before any rent abatements as of December 31, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2017 for the twelve months ending December 31, 2018 are approximately $13.2 million, or $2.03 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Tenant Information

As of December 31, 2017, Brookfield DTLA’s properties were leased to 251 tenants. The following table sets forth the annualized rent and leased rentable square feet of our 20 largest tenants as of December 31, 2017:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased RSF	% of Total Leased RSF	Year of Expiry

1	Southern California Gas Company	$9,581,187	5.9%	461,862	7.1%	Various
2	Latham & Watkins LLP	12,120,678	7.4%	399,820	6.1%	Various
3	The Capital Group Companies	8,936,681	5.5%	377,714	5.8%	Various
4	Wells Fargo Bank National Association	7,211,454	4.4%	314,447	4.8%	2023
5	Gibson, Dunn & Crutcher LLP	7,185,109	4.4%	269,173	4.1%	2022
6	Bank of America N.A.	6,858,328	4.2%	209,463	3.2%	Various
7	Oaktree Capital Management, L.P.	5,296,673	3.3%	207,952	3.2%	2030
8	Shepard, Mullin, Richter	4,447,467	2.7%	173,959	2.7%	2025
9	Sidley Austin (CA) LLP	3,924,101	2.4%	163,038	2.5%	2024
10	Marsh USA, Inc.	3,277,794	2.0%	141,821	2.2%	2018
11	Ernst & Young U.S. LLP	3,541,414	2.2%	129,737	2.0%	Various
12	Deloitte LLP	2,711,638	1.7%	112,028	1.7%	2031
13	State of California	1,598,150	1.0%	104,664	1.6%	2033
14	Kirkland & Ellis	2,563,807	1.6%	100,665	1.5%	2020
15	Target Corporation	604,008	0.4%	97,465	1.5%	2033
16	WeWork	2,497,311	1.5%	92,493	1.4%	2033
17	United States of America	2,021,689	1.2%	89,800	1.4%	2025
18	Bingham McCutchen, LLP	2,283,578	1.4%	81,324	1.3%	2023
19	Alston & Bird LLP	1,994,213	1.2%	80,190	1.2%	2024
20	Reed Smith LLP	2,140,904	1.3%	79,974	1.2%	2022
		$90,796,184	55.7%	3,687,589	56.5%
__________

(1)
Annualized rent is calculated as contractual base rent under existing leases as of December 31, 2017. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding the lease expirations of our 20 largest tenants as of December 31, 2017 (in thousands):

		Rentable Leased Square Feet as of December 31, 2017
Tenant		2018	2019	2020	2021	2022	2023	Beyond	Year of Final Expiry

1	Southern California Gas Company	—	56	—	—	—	—	406	2026
2	Latham & Watkins LLP	—	26	—	64	—	—	310	2031
3	The Capital Group Companies	—	—	—	—	54	—	324	2033
4	Wells Fargo Bank National Association	—	—	—	—	—	315	—	2023
5	Gibson, Dunn & Crutcher LLP	—	—	—	—	269	—	—	2022
6	Bank of America N.A.	—	—	—	—	—	—	209	2029
7	Oaktree Capital Management, L.P.	—	—	—	—	—	—	208	2030
8	Shepard, Mullin, Richter	—	—	—	—	—	—	174	2025
9	Sidley Austin (CA) LLP	—	—	—	—	—	—	163	2024
10	Marsh USA, Inc.	142	—	—	—	—	—	—	2018
11	Ernst & Young U.S. LLP	—	9	—	—	—	—	121	2032
12	Deloitte LLP	—	—	—	—	—	—	112	2031
13	State of California	—	—	—	—	—	—	105	2033
14	Kirkland & Ellis	—	—	101	—	—	—	—	2020
15	Target Corporation	—	—	—	—	—	—	97	2033
16	WeWork	—	—	—	—	—	—	92	2033
17	United States of America	—	—	—	—	—	—	90	2025
18	Bingham McCutchen, LLP	—	—	—	—	—	81	—	2023
19	Alston & Bird LLP	—	—	—	—	—	—	80	2024
20	Reed Smith LLP	—	—	—	—	80	—	—	2022
	Leased square feet expiring by year	142	91	101	64	403	396	2,491
	Percentage of leased square feet expiring by year	2.2%	1.4%	1.5%	1.0%	6.2%	6.1%	38.1%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2017, plus currently available space, for each of the ten calendar years beginning January 1, 2018 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2018	450,656	6.9%	$9,360,044	5.7%	$20.77	$20.86
2019	407,866	6.2%	10,656,587	6.5%	26.13	27.59
2020	328,099	5.0%	8,211,514	5.0%	25.03	27.44
2021	425,851	6.5%	11,360,779	7.0%	26.68	29.66
2022	669,428	10.3%	17,713,248	10.9%	26.46	30.01
2023	878,571	13.5%	21,059,834	12.9%	23.97	28.32
2024	417,960	6.4%	10,643,238	6.5%	25.46	30.93
2025	695,102	10.7%	19,000,414	11.7%	27.33	32.86
2026	548,333	8.4%	12,443,721	7.6%	22.69	28.53
2027	139,674	2.1%	3,596,725	2.2%	25.75	35.17
Thereafter	1,569,189	24.0%	39,077,688	24.0%	24.90	38.03
Total expiring leases	6,530,729	100.0%	$163,123,792	100.0%	$24.98	$31.12
Currently available	995,263
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2017. This amount reflects total base rent before any rent abatements as of December 31, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2017 for the twelve months ending December 31, 2018 are approximately $13.2 million, or $2.03 per leased square foot.

(2)	Current rent per leased square foot represents current base rent, divided by total leased square feet as of the same date.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2017, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2017 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$850.0	42.46%	4.21%	5 years
Variable-rate swapped to fixed-rate	176.8	8.83%	3.93%	3 years
Variable-rate (1) (2)	975.0	48.71%	4.42%	1 year
	$2,001.8	100.00%	4.29%	3 years
__________

(1)
As of December 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of March 26, 2018, no funds have been drawn against the future advance amount.

(2)	On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan secured by Figueroa at 7th. See “Subsequent Events.”

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

Market Information

There is no established public trading market for the registrant’s common stock.

Holders

All of the registrant’s issued and outstanding shares of common stock are held by Brookfield DTLA Holdings LLC.

Dividends

The registrant has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following tables set forth selected consolidated operating and financial data for Brookfield DTLA (for the years ended December 31, 2017, 2016, 2015 and 2014) and selected combined operating and financial data for BOA Plaza and EY Plaza (for the year ended December 31, 2013):

	For the Year Ended December 31,
	2017	2016	2015	2014	2013 (1)
	(In thousands)
Operating Results
Total revenue	$306,322	$310,692	$299,090	$294,161	$138,722
Total expenses	343,959	348,859	339,444	347,153	153,996
Net loss	(37,637)	(38,167)	(40,354)	(52,992)	(15,274)
Net income attributable to TRZ Holdings IV LLC	—	—	—	—	2,335
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,213	17,213	17,213	17,213	—
Series A-1 preferred interest – cumulative dividends	—	—	—	—	3,586
Series A-1 preferred interest – redemption measurement adjustment	—	—	—	—	76,305
Senior participating preferred interest – current dividends	—	—	2,321	10,044	—
Senior participating preferred interest – cumulative dividends	—	—	—	—	3,500
Senior participating preferred interest – redemption measurement adjustment	479	2,428	6,625	2,256	—
Series B preferred interest – current dividends	13,435	2,084	—	—	—
Series B common interest – allocation of net loss	(45,699)	(41,055)	(44,521)	(52,891)	(97,934)
Net loss attributable to Brookfield DTLA	(23,065)	(18,837)	(21,992)	(29,614)	(3,066)
Series A preferred stock – current dividends	18,548	18,548	18,548	18,548	—
Series A preferred stock – cumulative dividends	—	—	—	—	3,864
Series A preferred stock – redemption measurement adjustment	—	—	—	—	82,247
Net loss available to common interest holders of Brookfield DTLA	$(41,613)	$(37,385)	$(40,540)	$(48,162)	$(89,177)

Other Information
Cash flows provided by (used in) operating activities	$31,786	$35,828	$29,991	$22,962	$(2,208)
Cash flows used in investing activities	(50,159)	(63,604)	(64,773)	(68,050)	(39,868)
Cash flows provided by (used in) financing activities	20,030	4,341	(36,486)	(25,979)	232,440
__________

(1)
On October 15, 2013, Brookfield DTLA completed the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. pursuant to the terms of the Agreement and Plan of Merger dated as of April 24, 2013, as amended.

	As of December 31,
	2017	2016	2015	2014 (1)	2013 (1)
	(In thousands)
Financial Position
Investments in real estate, net	$2,413,857	$2,411,624	$2,419,119	$2,430,314	$2,436,253
Total assets	2,747,815	2,769,959	2,798,010	2,873,808	2,941,930
Mortgage loans, net	1,991,692	2,076,804	2,111,405	2,107,007	1,881,339
Total liabilities	2,100,014	2,198,862	2,255,952	2,232,606	2,022,392
Mezzanine equity	990,749	829,532	726,595	739,600	911,539
Stockholders’ (deficit) equity	(342,948)	(258,435)	(184,537)	(98,398)	7,999
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

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2017 and 2016, Brookfield DTLA had cash and cash equivalents totaling $32.0 million and $30.3 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of December 31, 2017:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.67%	93.5%	$33,413,132	$25.44
Wells Fargo Center–North Tower	1,400,639	18.61%	85.0%	30,956,146	26.00
Gas Company Tower	1,345,163	17.87%	90.0%	29,674,443	24.52
EY Plaza	1,224,967	16.28%	88.7%	26,692,282	24.57
Wells Fargo Center–South Tower	1,124,960	14.95%	76.8%	21,169,893	24.51
777 Tower	1,024,835	13.62%	84.5%	21,217,896	24.49
	7,525,992	100.00%	86.8%	$163,123,792	$24.98
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2017. This amount reflects total base rent before any rent abatements as of December 31, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2017 for the twelve months ending December 31, 2018 are approximately $13.2 million, or $2.03 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at December 31, 2017, plus currently available space, for each of the ten calendar years beginning January 1, 2018 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2018	450,656	6.9%	$9,360,044	5.7%	$20.77	$20.86
2019	407,866	6.2%	10,656,587	6.5%	26.13	27.59
2020	328,099	5.0%	8,211,514	5.0%	25.03	27.44
2021	425,851	6.5%	11,360,779	7.0%	26.68	29.66
2022	669,428	10.3%	17,713,248	10.9%	26.46	30.01
2023	878,571	13.5%	21,059,834	12.9%	23.97	28.32
2024	417,960	6.4%	10,643,238	6.5%	25.46	30.93
2025	695,102	10.7%	19,000,414	11.7%	27.33	32.86
2026	548,333	8.4%	12,443,721	7.6%	22.69	28.53
2027	139,674	2.1%	3,596,725	2.2%	25.75	35.17
Thereafter	1,569,189	24.0%	39,077,688	24.0%	24.90	38.03
Total expiring leases	6,530,729	100.0%	$163,123,792	100.0%	$24.98	$31.12
Currently available	995,263
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2017. This amount reflects total base rent before any rent abatements as of December 31, 2017 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of December 31, 2017 for the twelve months ending December 31, 2018 are approximately $13.2 million, or $2.03 per leased square foot.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the year ended December 31, 2017. Management believes that on average our current in‑place rents are at market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the year ended December 31, 2017:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2016	6,619,016	87.9%
Expirations	(1,120,501)	(14.8)%
New leases	414,885	5.5%
Renewals	617,329	8.2%
Leased square feet as of December 31, 2017	6,530,729	86.8%

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

During the year ended December 31, 2015, Brookfield DTLA received no contribution from Brookfield DTLA Holdings under this commitment. During the year ended December 31, 2016, the Company received cash contributions totaling $63.3 million from Brookfield DTLA Holdings under this commitment, which are entitled to a preferred return of 9.0%. The Company used these funds to pay for costs associated with refinancing the Wells Fargo Center–South Tower and Gas Company Tower mortgage loans, and for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the year ended December 31, 2017, the Company received cash contributions totaling $111.5 million from Brookfield DTLA Holdings under this commitment, which are entitled to a preferred return of 9.0%. The Company used these funds to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan and for general corporate purposes. As of December 31, 2017 and March 26, 2018, $85.2 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to amounts received under the commitment described above, during the years ended December 31, 2017 and 2016, the Company received cash contributions of $0.5 million and $2.5 million, respectively, from Brookfield DTLA Holdings, which were used for general corporate purposes.

Proceeds from Additional Secured or Unsecured Debt Financings—

During the year ended December 31, 2016, Brookfield DTLA modified the mortgage loan secured by 777 Tower, which increased the loan amount from $200.0 million to $220.0 million. As a result of the modification, the Company received net proceeds of $19.7 million, which were used for general corporate purposes.

As of December 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of March 26, 2018, no funds have been drawn against the future advance amount.

On February 6, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $23.1 million, which will be used for general corporate purposes. See “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. Should the cash generated by Brookfield DTLA’s properties not be sufficient to fund their operations, such cash would be provided by Brookfield DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to funds its operations.

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of March 26, 2018, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $122 million over the next ten years, with the majority (approximately $107 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure lighting, and roof replacements.

As of December 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of March 26, 2018, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Refinanced—

During the year ended December 31, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal and incurred transaction costs totaling $7.4 million. The Company received an $82.0 million cash contribution from Brookfield DTLA Holdings during the year ended December 31, 2017 that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to extend or refinance the mortgage loan secured by 777 Tower on or about its scheduled maturity in November 2018. As of December 31, 2017, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan, and we do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2017, the Company does not expect to make a principal paydown when the loan is extended or refinanced (based on current market conditions). There can be no assurance that this extension or refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Distributions to Brookfield DTLA Holdings—

During the year ended December 31, 2015, the Company made a distribution totaling $35.8 million to Brookfield DTLA Holdings comprised of $3.0 million of dividends and a return of investment of $32.8 million related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

During the years ended December 31, 2017 and 2016, the Company made distributions totaling $0.5 million and $0.6 million, respectively, to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

During the period from January 23, 2018 through March 8, 2018, Brookfield DTLA made distributions totaling $0.5 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. See “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Dividend Payment in Connection with Legal Settlement—

During the year ended December 31, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097.

Indebtedness

As of December 31, 2017, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of December 31, 2017 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$850.0	42.46%	4.21%	5 years
Variable-rate swapped to fixed-rate	176.8	8.83%	3.93%	3 years
Variable-rate (1) (2)	975.0	48.71%	4.42%	1 year
	$2,001.8	100.00%	4.29%	3 years
__________

(1)
As of December 31, 2017, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of March 26, 2018, no funds have been drawn against the future advance amount.

(2)	On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan secured by Figueroa at 7th. See “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2017 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	3.73%	4/9/2019	$370,000	$13,985
Wells Fargo Center–North Tower (3)	6.73%	4/9/2019	55,000	3,752
Wells Fargo Center–North Tower (4)	8.48%	4/9/2019	45,000	3,868
Wells Fargo Center–South Tower (5)	5.09%	12/6/2018	250,000	12,902
777 Tower (6)	3.55%	11/1/2018	220,000	7,918
Figueroa at 7th (7)	3.68%	2/6/2018	35,000	1,307
Total variable-rate loans			975,000	43,732

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.93%	11/27/2020	176,831	7,042
Total floating-rate debt			1,151,831	50,774

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Total fixed-rate rate debt			850,000	36,290
Total debt			2,001,831	$87,064
Less: unamortized debt issuance costs			10,139
Total debt, net			$1,991,692
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 2.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement).

(3)
This loan bears interest at LIBOR plus 5.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement).

(4)
This loan bears interest at LIBOR plus 7.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement).

(5)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of December 31, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of March 26, 2018, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of December 31, 2017, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

(7)	This loan bears interest at LIBOR plus 2.25%. On February 6, 2018, Brookfield DTLA refinanced this loan. See “Subsequent Events.”

(8)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

Debt Refinanced

Figueroa at 7th—

During the year ended December 31, 2017, Brookfield DTLA entered into agreements with the lender that extended the original maturity date of the mortgage loan secured by the Figueroa at 7th retail property from September 10, 2017 to January 8, 2018. On January 8, 2018, the Company extended the maturity date of the mortgage loan to February 28, 2018. On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan and received net proceeds totaling $23.1 million, which will be used for general corporate purposes. See “Subsequent Events.”

The new $58.5 million loan bears interest at a fixed rate equal to 3.88%, requires the payment of interest-only until maturity, and matures on March 1, 2023. The loan is locked out from prepayment until March 1, 2020, after which it can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 1, 2022, after which the loan may be repaid without penalty.

Wells Fargo Center–North Tower—

During the year ended December 31, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal and incurred transaction costs totaling $7.4 million. The Company received an $82.0 million cash contribution from Brookfield DTLA Holdings during the year ended December 31, 2017 that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.25%, 5.25% and 7.00%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.75%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The mortgage and mezzanine loans mature on April 9, 2019. Brookfield DTLA has three options to extend the maturity date of the loans, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the mortgage and mezzanine loan agreements). The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreements) until July 9, 2018 after which the loans can be repaid without penalty. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property.

Debt Maturities

777 Tower—

Brookfield DTLA currently intends to extend or refinance the $220.0 million mortgage loan secured by 777 Tower on or about its November 1, 2018 maturity date. As of December 31, 2017, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan, and we do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2017, the Company does not expect to make a principal paydown when the loan is extended or refinanced (based on current market conditions). There can be no assurance that this extension or refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of December 31, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

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

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.0 billion as of December 31, 2017 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary of Brookfield DTLA Holdings, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2017 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the EY Plaza mortgage loan agreement, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the EY Plaza mortgage loan agreement. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Year Ended December 31, 2017 to December 31, 2016

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended		Increase/ (Decrease)	% Change
	12/31/2017	12/31/2016
Revenue:
Rental income	$162.4	$164.8	$(2.4)	(1)%
Tenant reimbursements	96.5	95.6	0.9	1%
Parking	37.1	36.6	0.5	1%
Interest and other	10.3	13.7	(3.4)	(25)%
Total revenue	306.3	310.7	(4.4)	(1)%

Expenses:
Rental property operating and maintenance	100.3	99.1	1.2	1%
Real estate taxes	37.7	37.4	0.3	1%
Parking	9.4	8.4	1.0	12%
Other expense	5.2	4.9	0.3	6%
Depreciation and amortization	97.8	104.0	(6.2)	(6)%
Interest	93.5	95.1	(1.6)	(2)%
Total expenses	343.9	348.9	(5.0)	(1)%
Net loss	$(37.6)	$(38.2)	$0.6

Rental Income

Rental income decreased $2.4 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of a 1.1% decrease in occupancy.

Interest and Other Revenue

Interest and other revenue decreased $3.4 million, or 25%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, mainly as a result of a $2.3 million decrease in lease termination income received during 2017 and a $1.1 million settlement received during 2016 from the insurance carrier under the MPG directors and officers liability insurance policy that partially reimbursed the Company for amounts paid to settle the merger litigation with the MPG common and preferred stockholders for which there was no comparable activity during 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $1.2 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to higher utility, repair and maintenance costs.

Parking Expense

Parking expense increased $1.0 million, or 12%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of increased participation payments to a local governmental agency who shares in the revenue of one of our parking facilities.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $6.2 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, largely as a result of an acceleration of depreciation and amortization expense related to lease termination activity.

Interest Expense

Interest expense decreased $1.6 million, or 2%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of principal paydowns on the Wells Fargo Center–North Tower and South Tower mortgage loans, and the Gas Company Tower mortgage loan in connection with refinancing activity.

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

	For the Year Ended December 31,		Increase/ (Decrease)
	2017	2016
	(In thousands)
Net cash provided by operating activities	$31,786	$35,828	$(4,042)
Net cash used in investing activities	(50,159)	(63,604)	(13,445)
Net cash provided by financing activities	20,030	4,341	15,689

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities for the year ended December 31, 2017 totaled $31.8 million compared to net cash provided by operating activities of $35.8 million for the year ended December 31, 2016. The $4.0 million decrease in cash provided by operating activities is primarily the result of an increase in cash paid in settlement of amounts due to affiliates during 2017, partially offset by an increase in working capital generated by operations year over year.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $50.2 million for the year ended December 31, 2017, compared to net cash used in investing activities of $63.6 million during the year ended December 31, 2016. The $13.4 million decrease in cash used in investing activities is mainly a result of a decrease in restricted cash, partially offset by an increase in expenditures for real estate improvements during 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $20.0 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $4.3 million during the year ended December 31, 2016. Contributions from the Series B preferred interest totaling $111.5 million, partially offset by cash used to refinance the Wells Fargo Center–North Tower mortgage loan totaling $87.4 million, was the primary source of the net cash provided by financing activities during 2017. Contributions from the Series B preferred interest and Brookfield DTLA Holdings totaling $65.8 million, partially offset by net cash used in debt activity totaling $38.9 million and payment of $21.9 million in dividends on the Series A preferred stock, were the drivers of the cash provided by financing activities during 2016.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of December 31, 2017 and 2016, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2017, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total

Principal payments on mortgage loans (1)	$509,231	$474,449	$168,151	$450,000	$—	$400,000	$2,001,831
Interest payments –
Fixed-rate debt (2)	36,290	36,290	36,390	28,289	16,425	27,450	181,134
Variable-rate swapped to fixed-rate debt	6,989	6,789	6,448	—	—	—	20,226
Variable-rate debt (3)	40,371	5,860	—	—	—	—	46,231
Tenant-related commitments (4)	76,372	27,230	9,814	1,691	2,086	3,473	120,666
	$669,253	$550,618	$220,803	$479,980	$18,511	$430,923	$2,370,088
__________

(1)	On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan secured by Figueroa at 7th. See “Subsequent Events.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2017 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Property management fee expense	$8,136	$7,964	$7,445
Asset management fee expense	6,330	6,330	6,292
General, administrative and reimbursable expenses	2,613	2,466	2,593
Leasing and construction management fees	5,198	3,049	6,396

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $402.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for these properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Insurance expense	$7,795	$7,948	$8,532

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part I, Item 3. “Legal Proceedings.”

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of Brookfield DTLA’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Company considers the following to be its critical accounting policies:

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

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. The assessment as to whether our investment in real estate is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease‑up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2017 and 2016.

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

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rents receivable to consider if an allowance is necessary. The allowance for doubtful accounts totaled $206 thousand and $213 thousand as of December 31, 2017 and 2016, respectively.

Effects of Inflation

Substantially all of Brookfield DTLA’s office leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. Brookfield DTLA believes that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases, to amend the accounting guidance for leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on a principle of whether or not the lease is effectively a financed purchase. For all leases with a term greater than 12 months, lessees are required to record a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments on its balance sheet and will recognize lease expense on a straight‑line basis in its statement of operations. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets or liabilities on its balance sheet. If a lessee makes this election, it will recognize lease expense for such leases using the effective interest method. We are currently evaluating the impact of the adoption of ASU 2016-02 on Brookfield DTLA’s consolidated financial statements, and we currently believe that the adoption of this standard will not significantly change the accounting for operating leases on Brookfield DTLA’s consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar manner. Under ASU 2016-02, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, Brookfield DTLA may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted.

In January 2018, the FASB released an exposure draft to ASU 2016-02 that if issued in its current form would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements, and (2) provide a practical expedient for lessors that would permit lessors to not be required to separate non-lease components from the associated lease components if certain conditions are met. We currently expect to adopt this standard effective January 01, 2019 using the practical expedients included in the current standard and the proposed exposure draft, if issued in final form, on a modified retrospective basis as required by ASU 2016‑02.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on Brookfield DTLA’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Upon adoption, the change in restricted cash will no longer be presented as a separate line item within cash flows from investing activities in Brookfield DTLA’s consolidated statement of cash flows since such balances will be included in total cash at both the beginning and end of the reporting period. Brookfield DTLA will adopt the guidance in ASU 2016-18 effective January 1, 2018 and will retroactively restate its consolidated statement of cash flows for all prior interim and annual periods presented in its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 introduced amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business by providing a screen to determine when a set of assets and activities acquired is not a business. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Brookfield DTLA will adopt the guidance in ASU 2017-01 effective January 1, 2018 on a prospective basis. After adoption, we expect that future acquisitions of operating and development properties, if any, will be accounted for as asset acquisitions under the new guidance, instead of as business combinations under the previous guidance. Additionally, we expect that most of the transaction costs associated with any future acquisitions will be capitalized in the consolidated balance sheet as part of the purchase price of the property acquired instead of being expensed as incurred in the consolidated statement of operations as part of acquisition-related expenses.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on Brookfield DTLA’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging. ASU 2017-12 introduced amendments intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing as of the date of adoption and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Refinancing of the Figueroa at 7th Mortgage Loan—

On January 8, 2018, the Company extended the maturity date of the mortgage loan secured by the Figueroa at 7th retail property to February 28, 2018. On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan and received net proceeds totaling $23.1 million, which will be used for general corporate purposes.

The new $58.5 million loan bears interest at a fixed rate equal to 3.88%, requires the payment of interest-only until maturity, and matures on March 1, 2023. The loan is locked out from prepayment until March 1, 2020, after which it can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 1, 2022, after which the loan may be repaid without penalty.

Distributions to Brookfield DTLA Holdings—

During the period from January 23, 2018 through March 8, 2018, Brookfield DTLA made distributions totaling $0.5 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flow. As of December 31, 2017, $975.0 million, or 48.7%, of Brookfield DTLA’s debt bears interest at variable rates based on one-month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap agreements in place as of December 31, 2017 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate swap	$176,831	2.178%	11/27/2013	11/2/2020	$(574)
Interest rate cap	370,000	2.750%	4/5/2017	4/15/2019	12
Interest rate cap	55,000	2.750%	4/5/2017	4/15/2019	2
Interest rate cap	45,000	2.750%	4/5/2017	4/15/2019	1
Interest rate cap	270,000	3.000%	12/2/2016	12/6/2018	—
Interest rate cap	220,000	5.750%	9/1/2016	10/15/2018	—
					$(559)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact during the year ended December 31, 2017 (in thousands):

		Fair Value of
	Interest Expense	Mortgage Loans	Interest Rate Swap

50 basis point increase	$4,875	$(18,930)	$2,056
50 basis point decrease	(4,875)	19,492	(2,471)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap agreements as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Brookfield DTLA Fund Office Trust Investor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 23, 2018

We have served as the Company’s auditor since 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except share amounts)
ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,208,498	2,191,676
Tenant improvements	320,269	321,542
	2,756,322	2,740,773
Less: accumulated depreciation	342,465	329,149
Investments in real estate, net	2,413,857	2,411,624

Cash and cash equivalents	31,958	30,301
Restricted cash	35,547	60,084
Rents, deferred rents and other receivables, net	129,482	118,211
Intangible assets, net	58,289	75,586
Deferred charges, net	69,635	64,967
Prepaid and other assets	9,047	9,186
Total assets	$2,747,815	$2,769,959

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$1,991,692	$2,076,804
Accounts payable and other liabilities	80,810	85,504
Due to affiliates, net	11,273	14,327
Intangible liabilities, net	16,239	22,227
Total liabilities	2,100,014	2,198,862

Commitments and Contingencies (See Note 13)

Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2017 and 2016	391,400	372,852
Noncontrolling Interests:
Series A-1 preferred interest	383,510	366,297
Senior participating preferred interest	25,548	25,019
Series B preferred interest	190,291	65,364
Total mezzanine equity	990,749	829,532
Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2017 and 2016	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(256,877)	(215,264)
Accumulated other comprehensive loss	(273)	(1,607)
Noncontrolling interest – Series B common interest	(280,008)	(235,774)
Total stockholders’ deficit	(342,948)	(258,435)
Total liabilities and deficit	$2,747,815	$2,769,959

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Rental income	$162,381	$164,816	$160,662
Tenant reimbursements	96,518	95,578	88,615
Parking	37,093	36,614	34,439
Interest and other	10,330	13,684	15,374
Total revenue	306,322	310,692	299,090
Expenses:
Rental property operating and maintenance	100,275	99,074	96,757
Real estate taxes	37,758	37,401	35,675
Parking	9,374	8,430	8,080
Other expense	5,178	4,909	5,357
Depreciation and amortization	97,808	103,970	98,160
Interest	93,566	95,075	95,415
Total expenses	343,959	348,859	339,444

Net loss	(37,637)	(38,167)	(40,354)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,213	17,213	17,213
Senior participating preferred interest – current dividends	—	—	2,321
Senior participating preferred interest – redemption measurement adjustment	479	2,428	6,625
Series B preferred interest – current dividends	13,435	2,084	—
Series B common interest – allocation of net loss	(45,699)	(41,055)	(44,521)
Net loss attributable to Brookfield DTLA	(23,065)	(18,837)	(21,992)
Series A preferred stock – current dividends	18,548	18,548	18,548
Net loss available to common interest holders of Brookfield DTLA	$(41,613)	$(37,385)	$(40,540)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)

Net loss	$(37,637)	$(38,167)	$(40,354)

Other comprehensive loss:
Derivative transactions:
Derivative holding gains (losses)	2,799	2,042	(1,078)

Comprehensive loss	(34,838)	(36,125)	(41,432)
Less: comprehensive loss attributable to noncontrolling interests	(13,107)	(18,261)	(18,926)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(21,731)	$(17,864)	$(22,506)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock
	(In thousands, except share amounts)

Balance, December 31, 2014	1,000	$—	$191,710	$(137,339)	$(2,066)	$(150,703)	$(98,398)
Net loss				(21,992)		(18,362)	(40,354)
Other comprehensive (loss)					(514)	(564)	(1,078)
Dividends on Series A Preferred Stock, Series A-1 preferred interest and senior participating preferred interest				(18,548)		(26,159)	(44,707)
Balance, December 31, 2015	1,000	—	191,710	(177,879)	(2,580)	(195,788)	(184,537)
Net loss				(18,837)		(19,330)	(38,167)
Other comprehensive income					973	1,069	2,042
Contribution from Brookfield DTLA Holdings			2,500				2,500
Dividends on Series A Preferred Stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(18,548)		(21,725)	(40,273)
Balance, December 31, 2016	1,000	—	194,210	(215,264)	(1,607)	(235,774)	(258,435)
Net loss				(23,065)		(14,572)	(37,637)
Other comprehensive income					1,334	1,465	2,799
Dividends on Series A Preferred Stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(18,548)		(31,127)	(49,675)
Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,637)	$(38,167)	$(40,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of land held for investment	—	—	(28)
Depreciation and amortization	97,808	103,970	98,160
(Recovery of) provision for doubtful accounts	(7)	(271)	103
Amortization of below-market leases/ above-market leases	(2,219)	(3,465)	(2,559)
Straight-line rent amortization	(11,237)	(16,798)	(21,598)
Amortization of tenant inducements	3,816	3,399	2,647
Amortization of discounts and debt issuance costs	6,400	4,329	5,064
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(3,850)	(9,122)	(2,479)
Deferred charges, net	(15,336)	(9,516)	(17,056)
Prepaid and other assets	139	(53)	2,382
Accounts payable and other liabilities	(3,037)	(3,469)	(877)
Due to affiliates, net	(3,054)	4,991	6,586
Net cash provided by operating activities	31,786	35,828	29,991
Cash flows from investing activities:
Proceeds from sale of land held for investment	—	—	2,028
Expenditures for improvements to real estate	(74,696)	(57,350)	(60,089)
Decrease (increase) in restricted cash	24,537	(6,254)	(6,712)
Net cash used in investing activities	(50,159)	(63,604)	(64,773)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Proceeds from mortgage loans	$470,000	$720,000	$—
Principal payments on mortgage loans	(554,028)	(751,518)	(623)
Dividends paid on Series A preferred stock	—	(21,893)	—
Contribution from (distributions to) senior participating preferred interest, net	50	(616)	(32,769)
Dividends paid to senior participating preferred interest	—	—	(3,051)
Contributions from Series B preferred interest	111,492	63,280	—
Contribution from Brookfield DTLA Holdings	—	2,500	—
Financing fees paid	(7,484)	(7,412)	(43)
Net cash provided by (used in) financing activities	20,030	4,341	(36,486)
Net change in cash and cash equivalents	1,657	(23,435)	(71,268)
Cash and cash equivalents at beginning of year	30,301	53,736	125,004
Cash and cash equivalents at end of year	$31,958	$30,301	$53,736

Supplemental disclosure of cash flow information:
Cash paid for interest	$88,160	$89,630	$90,093

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$25,616	$24,465	$16,290
Accrual for deferred leasing costs	3,277	2,349	4,956
Writeoff of fully depreciated buildings and improvements	4,007	—	—
Writeoff of fully depreciated tenant improvements	56,291	—	—
Writeoff of fully amortized deferred charges	20,481	—	—
Writeoff of fully amortized intangible assets	68,990	—	—
Writeoff of fully amortized intangible liabilities	16,783	—	—
Dividends declared but not yet paid	—	—	21,893
Increase (decrease) in fair value of interest rate swap, net	2,799	2,042	(1,078)

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2017 and 2016 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2017, 2016 and 2015.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long‑lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases, to amend the accounting guidance for leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on a principle of whether or not the lease is effectively a financed purchase. For all leases with a term greater than 12 months, lessees are required to record a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments on its balance sheet and will recognize lease expense on a straight‑line basis in its statement of operations. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets or liabilities on its balance sheet. If a lessee makes this election, it will recognize lease expense for such leases using the effective interest method. We are currently evaluating the impact of the adoption of ASU 2016-02 on Brookfield DTLA’s consolidated financial statements, and we currently believe that the adoption of this standard will not significantly change the accounting for operating leases on Brookfield DTLA’s consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar manner. Under ASU 2016-02, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, Brookfield DTLA may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted.

In January 2018, the FASB released an exposure draft to ASU 2016-02 that if issued in its current form would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements, and (2) provide a practical expedient for lessors that would permit lessors to not be required to separate non-lease components from the associated lease components if certain conditions are met. We currently expect to adopt this standard effective January 01, 2019 using the practical expedients included in the current standard and the proposed exposure draft, if issued in final form, on a modified retrospective basis as required by ASU 2016‑02.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on Brookfield DTLA’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Upon adoption, the change in restricted cash will no longer be presented as a separate line item within cash flows from investing activities in Brookfield DTLA’s consolidated statement of cash flows since such balances will be included in total cash at both the beginning and end of the reporting period. Brookfield DTLA will adopt the guidance in ASU 2016-18 effective January 1, 2018 and will retroactively restate its consolidated statement of cash flows for all prior interim and annual periods presented in its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 introduced amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business by providing a screen to determine when a set of assets and activities acquired is not a business. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Brookfield DTLA will adopt the guidance in ASU 2017-01 effective January 1, 2018 on a prospective basis. After adoption, we expect that future acquisitions of operating and development properties, if any, will be accounted for as asset acquisitions under the new guidance, instead of as business combinations under the previous guidance. Additionally, we expect that most of the transaction costs associated with any future acquisitions will be capitalized in the consolidated balance sheet as part of the purchase price of the property acquired instead of being expensed as incurred in the consolidated statement of operations as part of acquisition-related expenses.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on Brookfield DTLA’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging. ASU 2017-12 introduced amendments intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing as of the date of adoption and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

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

Investments in Real Estate—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight‑line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Building improvements are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, which range from 7 years to 25 years. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the consolidated statement of operations on a straight-line basis over the shorter of the useful life or the applicable lease term.

Depreciation expense related to investments in real estate during the years ended December 31, 2017, 2016 and 2015 was $73.6 million, $73.0 million and $67.0 million, respectively.

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2017 and 2016.

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

Rents, deferred rents and other receivables, net also includes any amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements and are presented in the consolidated balance sheet net of accumulated amortization totaling $12.5 million and $9.9 million as of December 31, 2017 and 2016, respectively. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the consolidated statement of operations.

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

The allowance for doubtful accounts for Brookfield DTLA totaled $206 thousand and $213 thousand as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, Brookfield DTLA recorded recoveries of doubtful accounts of $7 thousand and $271 thousand, respectively. During the year ended December 31, 2015, Brookfield DTLA recorded a provision for doubtful accounts of $103 thousand.

Due to/from Affiliates, Net—

Amounts due to/from affiliates, net consist of related party receivables and payables from affiliates of BPO primarily for fees for property management and other services. These amounts are due on demand and are non‑interest bearing.

Deferred Charges, Net—

Leasing costs are deferred and are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $39.8 million and $49.6 million as of December 31, 2017 and 2016, respectively. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases as part of depreciation and amortization expense in the consolidated statement of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets include prepaid insurance, prepaid real estate taxes and other operating costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans, Net—

Mortgage loans are presented in the consolidated balance sheet net of unamortized discounts and debt issuance costs totaling $10.1 million and $9.1 million as of December 31, 2017 and 2016, respectively.

Discounts and debt issuance costs totaling $6.4 million, $4.3 million and $5.1 million were amortized during the years ended December 31, 2017, 2016 and 2015, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and are included as part of interest expense in the consolidated statement of operations.

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

Qualification and taxation as a REIT depends upon Brookfield DTLA’s ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that Brookfield DTLA will be organized or be able to operate in a manner so as to continue to qualify as a REIT. If Brookfield DTLA fails to qualify as a REIT in any taxable year, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Brookfield DTLA may be subject to certain state or local income taxes, or franchise taxes on its REIT activities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Brookfield DTLA recorded provisions for income taxes of $214 thousand, $584 thousand and $526 thousand during the years ended December 31, 2017, 2016 and 2015, respectively, which are included as part of real estate taxes expense in the consolidated statement of operations. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

As of December 31, 2017 and 2016, the Brookfield DTLA had net operating loss carryforwards totaling $243 million and $174 million, respectively, which expire between 2033 and 2037. As of December 31, 2017 and 2016, Brookfield DTLA had deferred tax assets totaling $51 million and $61 million, respectively. Management has recorded a full valuation allowance for all periods presented as the Company does not expect to realize its deferred tax assets; therefore, no deferred tax assets have been recorded in Brookfield DTLA’s consolidated balance sheet as of December 31, 2017 and 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amends the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, the Act reduces the corporate tax rate from a maximum rate of 35% to a flat rate of 21% for businesses. Since Brookfield DTLA has elected to qualify as a REIT with the intent of distributing 100% of its taxable income, there will be no material impact to the Company’s consolidated financial statements. Due to the Act, the Company’s deferred tax assets as of December 31, 2017 have been calculated using the 21% flat tax rate; however, given that management has recorded a full valuation allowance against the Company’s deferred tax assets, there is no impact on Brookfield DTLA’s consolidated financial statements.

Uncertain Tax Positions—

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits of December 31, 2017 and 2016, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2017, Brookfield DTLA’s 2013 tax period and 2014, 2015 and 2016 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remains open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Intangible Assets
In-place leases	$66,365	$110,519
Tenant relationships	30,078	46,248
Above-market leases	31,270	39,936
	127,713	196,703
Less: accumulated amortization	69,424	121,117
Intangible assets, net	$58,289	$75,586

Intangible Liabilities
Below-market leases	$59,561	$76,344
Less: accumulated amortization	43,322	54,117
Intangible liabilities, net	$16,239	$22,227

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Rental income	$2,218	$3,465	$2,559
Depreciation and amortization expense	13,527	19,609	21,159

As of December 31, 2017, the estimate of the amortization/accretion of intangible assets and liabilities during the next five years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2018	$6,660	$5,112	$3,750
2019	5,617	4,306	3,178
2020	4,972	3,414	2,972
2021	4,734	3,327	2,800
2022	4,022	3,049	2,493
Thereafter	5,533	7,543	1,046
	$31,538	$26,751	$16,239

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	December 31, 2017	December 31, 2016
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	4/9/2019	3.73%	$370,000	$—
Wells Fargo Center–North Tower (2)	4/9/2019	6.73%	55,000	—
Wells Fargo Center–North Tower (3)	4/9/2019	8.48%	45,000	—
Wells Fargo Center–South Tower (4)	12/6/2018	5.09%	250,000	250,000
777 Tower (5)	11/1/2018	3.55%	220,000	220,000
Figueroa at 7th (6)	2/6/2018	3.68%	35,000	35,000
Total variable-rate loans			975,000	505,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.93%	176,831	180,859
Total floating-rate debt			1,151,831	685,859

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Total fixed-rate debt			850,000	850,000

Debt Refinanced:
Wells Fargo Center–North Tower			—	550,000

Total debt			2,001,831	2,085,859
Less: unamortized discounts and debt issuance costs			10,139	9,055
Total debt, net			$1,991,692	$2,076,804
__________

(1)
This loan bears interest at LIBOR plus 2.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement).

(2)
This loan bears interest at LIBOR plus 5.25%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement).

(3)
This loan bears interest at LIBOR plus 7.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 2.75%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of December 31, 2017, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of December 31, 2017, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

(6)	This loan bears interest at LIBOR plus 2.25%. On February 6, 2018, Brookfield DTLA refinanced this loan. See Note 16 “Subsequent Events.”

(7)
This loan bears interest at LIBOR plus 1.75%. As required by the loan agreement, we have entered into an interest rate swap agreement to hedge this loan, which effectively fixes the LIBOR portion of the interest rate at 2.178%. The effective interest rate of 3.93% includes interest on the swap.

The weighted average interest rate of our debt was 4.29% as of December 31, 2017 and 4.42% as of December 31, 2016.

Debt Refinanced

Figueroa at 7th—

During the year ended December 31, 2017, Brookfield DTLA entered into agreements with the lender that extended the original maturity date of the mortgage loan secured by the Figueroa at 7th retail property from September 10, 2017 to January 8, 2018. On January 8, 2018, the Company extended the maturity date of the mortgage loan to February 28, 2018. On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan and received net proceeds totaling $23.1 million, which will be used for general corporate purposes. See Note 16 “Subsequent Events.”

The new $58.5 million loan bears interest at a fixed rate equal to 3.88%, requires the payment of interest-only until maturity, and matures on March 1, 2023. The loan is locked out from prepayment until March 1, 2020, after which it can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 1, 2022, after which the loan may be repaid without penalty.

Wells Fargo Center–North Tower—

On April 5, 2017, Brookfield DTLA refinanced the $550.0 million mortgage loan secured by Wells Fargo Center–North Tower. In connection with the refinancing, the Company repaid $80.0 million of principal and incurred transaction costs totaling $7.4 million. The Company received an $82.0 million cash contribution from Brookfield DTLA Holdings during the year ended December 31, 2017 that was used to pay for costs associated with the refinancing of Wells Fargo Center–North Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The new $470.0 million loan is comprised of a $370.0 million mortgage loan, a $55.0 million mezzanine loan and a $45.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.25%, 5.25% and 7.00%, respectively, and require the payment of interest-only until maturity. As required by the mortgage and mezzanine loan agreements, the Company entered into interest rate cap agreements with a total notional amount of $470.0 million that limit the LIBOR portion of the interest rates to 2.75%.

The mortgage and mezzanine loans mature on April 9, 2019. Brookfield DTLA has three options to extend the maturity date of the loans, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the mortgage and mezzanine loan agreements). The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment penalties (as defined in the underlying loan agreements) until July 9, 2018 after which the loans can be repaid without penalty. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of December 31, 2017, our debt to be repaid during the next five years and thereafter is as follows (in thousands):

2018 (1)	$509,231
2019	474,449
2020	168,151
2021	450,000
2022	—
Thereafter	400,000
$2,001,831
__________

(1)	On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan secured by Figueroa at 7th. See Note 16 “Subsequent Events.”

As of December 31, 2017, $562.8 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements), and $1,039.0 million may be prepaid with prepayment penalties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

777 Tower—

Brookfield DTLA currently intends to extend or refinance the $220.0 million mortgage loan secured by 777 Tower on or about its November 1, 2018 maturity date. As of December 31, 2017, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan, and we do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of December 31, 2017, the Company does not expect to make a principal paydown when the loan is extended or refinanced (based on market conditions as of that date).

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of December 31, 2017, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

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

The maximum amount Brookfield DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.0 billion as of December 31, 2017 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to Brookfield DTLA Holdings pursuant to the “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of the loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary of Brookfield DTLA Holdings, the amount due to the lender from Brookfield DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2017 and were in compliance with the amounts required by the loan agreements.

Pursuant to the terms of the EY Plaza mortgage loan agreement, we are required to provide annual audited financial statements of Brookfield DTLA Holdings to the lenders or agents. The receipt of any opinion other than an “unqualified” audit opinion on our annual audited financial statements is an event of default under the EY Plaza mortgage loan agreement. If an event of default occurs, the lenders have the right to pursue the remedies contained in the loan documents, including acceleration of all or a portion of the debt and foreclosure.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2017 and 2016. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

Dividends and Distributions

During the year ended December 31, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

During the years ended December 31, 2017, 2016 and 2015, the Company paid distributions and dividends totaling $0.5 million, $0.6 million and $35.8 million, respectively, to Brookfield DTLA Holdings related to the senior participating preferred interest.

Series A Preferred Stock

Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2017 and 2016, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No dividends were declared on the Series A preferred stock during the years ended December 31, 2017, and 2016. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of December 31, 2017, the cumulative amount of unpaid dividends totals $148.1 million and has been reflected in the carrying amount of the Series A preferred stock.

During the year ended December 31, 2016, Brookfield DTLA paid a cash dividend of $2.25 per share to holders of record of its Series A preferred stock at the close of business on December 15, 2015 using cash on hand. This dividend payment reduced the accumulated and unpaid dividends owed on the Series A preferred stock by $21.9 million. The dividend was declared on December 4, 2015 by the board of directors in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24‑C-13-004097.

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

As of December 31, 2017, the Series A preferred stock is reported at its redemption value of $391.4 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through December 31, 2017.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, the Series A-1 preferred interest is reported at its redemption value of $383.5 million calculated using its liquidation value of $225.7 million plus $157.8 million of accumulated and unpaid dividends on such Series A-1 preferred interest through December 31, 2017.

Senior Participating Preferred Interest

DTLA OP issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest was comprised of $240.0 million in preferred interests with a 7.0% coupon and a 4.0% participating interest in the residual value of DTLA OP.

During the year ended December 31, 2015, Brookfield DTLA made a cash distribution to Brookfield DTLA Holdings totaling $35.8 million, in respect of the senior participating preferred interest held by Brookfield DTLA Holdings, which was comprised of $3.0 million in settlement of preferred dividends on the senior participating preferred interest, and a return of investment of $32.8 million using cash on hand. As of December 31, 2015, the 7.0% preferred interest portion of the senior participating preferred interest had been fully repaid to Brookfield DTLA Holdings.

During the years ended December 31, 2017 and 2016, Brookfield DTLA made distributions totaling $0.5 million and $0.6 million, respectively, to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. Additionally, the Company received a cash contribution of $0.5 million during the year ended December 31, 2017 from Brookfield DTLA Holdings, which was used for general corporate purposes.

During the period from January 23, 2018 through March 8, 2018, Brookfield DTLA made distributions totaling $0.5 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand. See Note 16 “Subsequent Events.”

As of December 31, 2017, the senior participating preferred interest is reported at its redemption value of $25.5 million using the value of the participating interest.

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

During the year ended December 31, 2016, the Company received cash contributions totaling $63.3 million from Brookfield DTLA Holdings under this commitment, which are entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used $20.3 million of the contributions received to pay for costs associated with the refinancing of the Wells Fargo Center–South Tower mortgage loan and $19.7 million to pay for costs associated with the refinancing of the Gas Company Tower mortgage loan, with the remainder used for general corporate purposes.

During the year ended December 31, 2017, the Company received cash contributions totaling$111.5 million from Brookfield DTLA Holdings, which are entitled to a preferred return of 9.0% as part of the Series B preferred interest. The Company used $82.0 million of the contributions received to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan, with the remainder used for general corporate purposes.

As of December 31, 2017, the Series B preferred interest is reported at its redemption value of $190.3 million calculated using its liquidation value of $174.8 million plus $15.5 million of accumulated and unpaid dividends on such Series B preferred interest through December 31, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2014	9,730,370	$357,649	$331,871	$50,080	$—	$739,600
Issuance of Series B preferred interest					—	—
Current dividends		18,548	17,213	2,321	—	38,082
Redemption measurement adjustment				6,626		6,626
Dividends declared		(21,893)				(21,893)
Cash distributions				(35,820)		(35,820)
Balance, December 31, 2015	9,730,370	354,304	349,084	23,207	—	726,595
Issuance of Series B preferred interest					63,280	63,280
Current dividends		18,548	17,213	—	2,084	37,845
Redemption measurement adjustment				2,428		2,428
Dividends declared		—				—
Cash distributions				(616)		(616)
Balance, December 31, 2016	9,730,370	372,852	366,297	25,019	65,364	829,532
Issuance of Series B preferred interest					111,492	111,492
Current dividends		18,548	17,213	—	13,435	49,196
Redemption measurement adjustment				479		479
Dividends declared		—				—
Cash contribution, net				50		50
Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Stockholders’ Deficit

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2017 and 2016, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the common stock during the years ended December 31, 2017, 2016 and 2015.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

During the year ended December 31, 2016, Brookfield DTLA received a $2.5 million capital contribution from Brookfield DTLA Holdings, which was used for general corporate purposes.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Balance at beginning of year	$(3,373)	$(5,415)	$(4,337)
Other comprehensive income (loss) before reclassifications	2,799	2,042	(1,078)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-year other comprehensive income (loss)	2,799	2,042	(1,078)
Balance at end of year	$(574)	$(3,373)	$(5,415)

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap at:
December 31, 2017	$(574)	$—	$(574)	$—
December 31, 2016	(3,373)	—	(3,373)	—
December 31, 2015	(5,415)	—	(5,415)	—

Interest rate caps at:
December 31, 2017	$15	$—	$15	$—
December 31, 2016	53	—	53	—
December 31, 2015	19	—	19	—

Note 10—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	December 31, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$(574)	$(3,373)

The interest rate swap liability is included in accounts payable and other liabilities in the consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swap for the year ended:
December 31, 2017	$2,799	$—
December 31, 2016	2,042	—
December 31, 2015	(1,078)	—

Interest Rate Swap—

As of December 31, 2017 and 2016, Brookfield DTLA held an interest rate swap assigned to the EY Plaza mortgage loan with notional amounts of $176.8 million and $180.9 million, respectively. The swap requires net settlement each month and expires on November 2, 2020.

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	December 31, 2017	December 31, 2016

Wells Fargo Center–North Tower	$370,000	$—
Wells Fargo Center–North Tower	55,000	—
Wells Fargo Center–North Tower	45,000	—
Wells Fargo Center–South Tower	270,000	270,000
777 Tower	220,000	220,000
	$960,000	$490,000

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

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	December 31, 2017	December 31, 2016

Estimated fair value	$2,003,600	$2,059,449
Carrying amount	2,001,831	2,085,859

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The estimated fair value of mortgage loans is classified as Level 3.

Note 11—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements, which are included in rental property operating and maintenance expense in the consolidated statement of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Property management fee expense	$8,136	$7,964	$7,445
Asset management fee expense	6,330	6,330	6,292
General, administrative and reimbursable expenses	2,613	2,466	2,593
Leasing and construction management fees	5,198	3,049	6,396

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $402.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statement of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Insurance expense	$7,795	$7,948	$8,532

Note 12—Rental Income

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2018 to 2035. The future minimum base rental income (on a non-straight-line basis) to be received under noncancelable tenant operating leases in effect as of December 31, 2017 is as follows (in thousands):

2018	$153,020
2019	153,948
2020	150,601
2021	149,381
2022	132,706
Thereafter	629,976
$1,369,632

Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $3.1 million, $2.8 million and $2.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Commitments and Contingencies

Concentration of Tenant Credit Risk

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the years ended December 31, 2017, 2016 and 2015.

During the years ended December 31, 2017, 2016 and 2015, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 100%, 100% and 98% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2017
Revenue	$75,915	$76,070	$77,067	$77,270
Expenses	86,021	84,571	86,204	87,163
Net loss	(10,106)	(8,501)	(9,137)	(9,893)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – redemption measurement adjustment	56	(191)	385	229
Series B preferred interest – current dividends	1,644	3,861	3,965	3,965
Series B common interest – allocation of net loss	(10,858)	(11,050)	(11,738)	(12,053)
Net loss attributable to Brookfield DTLA	(5,251)	(5,424)	(6,052)	(6,338)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,888)	$(10,061)	$(10,689)	$(10,975)

Year Ended December 31, 2016
Revenue	$74,813	$78,968	$77,408	$79,503
Expenses	84,785	87,230	86,802	90,042
Net loss	(9,972)	(8,262)	(9,394)	(10,539)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – redemption measurement adjustment	656	400	908	464
Series B preferred interest – current dividends	—	68	881	1,135
Series B common interest – allocation of net loss	(10,242)	(9,248)	(10,532)	(11,033)
Net loss attributable to Brookfield DTLA	(4,689)	(3,785)	(4,954)	(5,409)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,326)	$(8,422)	$(9,591)	$(10,046)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2017 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (2)	Year Acquired
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments	Total (1)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$470,000	$41,024	$456,363	$72,008	$—	$41,024	$528,371	$569,395	$53,058	2013
BOA Plaza 333 S. Hope Street	400,000	54,163	354,422	44,245	—	54,163	398,667	452,830	96,407	2006
Wells Fargo Center– South Tower 355 S. Grand Avenue	250,000	21,231	401,149	23,956	—	21,231	425,105	446,336	39,351	2013
Gas Company Tower 525-555 W. Fifth Street	450,000	20,742	396,159	59,552	—	20,742	455,711	476,453	38,521	2013
EY Plaza (3) 725 S. Figueroa Street	211,831	47,385	286,982	111,707	—	47,385	398,689	446,074	81,611	2006
777 Tower 777 S. Figueroa Street	220,000	38,010	303,697	14,770	—	38,010	318,467	356,477	33,517	2013
Miscellaneous investments	—	5,000	—	3,757	—	5,000	3,757	8,757	—
	$2,001,831	$227,555	$2,198,772	$329,995	$—	$227,555	$2,528,767	$2,756,322	$342,465
__________

(1)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.7 billion as of December 31, 2017.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s investments in real estate (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Investments in Real Estate
Balance at beginning of year	$2,740,773	$2,675,249	$2,619,422
Additions during the year:
Improvements	75,847	65,524	57,827
Deductions during the year:
Dispositions	—	—	2,000
Other (1)	60,298	—	—
Balance at end of year	$2,756,322	$2,740,773	$2,675,249
__________

(1)	During the year ended December 31, 2017, the amount reported represents the cost of fully depreciated buildings and improvements and tenant improvements written off during the period.

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Accumulated Depreciation
Balance at beginning of year	$329,149	$256,130	$189,108
Additions during the year:
Depreciation expense	73,614	73,019	67,022
Deductions during the year:
Other (1)	60,298	—	—
Balance at end of year	$342,465	$329,149	$256,130
__________

(1)
During the year ended December 31, 2017, the amount reported represents the accumulated depreciation of fully depreciated buildings and improvements and tenant improvements written off during the period.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Subsequent Events

Refinancing of the Figueroa at 7th Mortgage Loan—

On January 8, 2018, the Company extended the maturity date of the mortgage loan secured by the Figueroa at 7th retail property to February 28, 2018. On February 6, 2018, Brookfield DTLA refinanced the $35.0 million mortgage loan and received net proceeds totaling $23.1 million, which will be used for general corporate purposes.

The new $58.5 million loan bears interest at a fixed rate equal to 3.88%, requires the payment of interest-only until maturity, and matures on March 1, 2023. The loan is locked out from prepayment until March 1, 2020, after which it can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 1, 2022, after which the loan may be repaid without penalty.

Distributions to Brookfield DTLA Holdings—

During the period from January 23, 2018 through March 8, 2018, Brookfield DTLA made distributions totaling $0.5 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest held by Brookfield DTLA Holdings using cash on hand.

Item 9.	Changes in and Disagreements with Accountants on Accouting
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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Brown and Beisner, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

Brookfield DTLA Fund Office Trust Investor Inc., a Maryland Corporation (“Brookfield DTLA,” the “Company,” “us,” “we” and “our”), does not directly employ any of the persons responsible for managing its business. Brookfield DTLA Holdings LLC, a Delaware limited liability company (“Brookfield DTLA Holdings”) and an indirect partially-owned subsidiary of Brookfield Office Properties Inc., a corporation under the Laws of Canada (“BPO”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”), manages our operations and activities, and it, together with the board of directors and officers, makes decisions on our behalf. Our executive officers are employed by the Manager and the Company does not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by the Manager and the Company has no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by the Manager. The Company has not established any employee benefit plans or entered into any employment agreements with any of our executive officers. In determining the total compensation paid to the Company’s executive officers, the Manager considers, among other things, its business, results of operations and financial condition taken as a whole.

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

Edward F. Beisner	60	Chief Financial Officer of Brookfield DTLA (also Senior Vice President and Controller, U.S. Commercial Operations Division of BPO)	2015
G. Mark Brown	53	Chairman of the Board and Principal Executive Officer of Brookfield DTLA (also Global Chief Investment Officer of BPO and certain of its affiliates)	2017

Edward F. Beisner was appointed Chief Financial Officer of Brookfield DTLA in May 2015. Mr. Beisner has served in BPO’s U.S. Commercial Operations Division as Senior Vice President and Controller since 2013 and has served in various roles, including most recently as Senior Vice President and Controller, U.S. Commercial Operations, of U.S. subsidiaries of BPO since 1996. The board of directors appointed Mr. Beisner as Chief Financial Officer based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

G. Mark Brown was appointed Chairman of the Board of Brookfield DTLA on May 15, 2017 to fill the vacancy created by the resignation of Paul Schulman. Mr. Brown has served on the board of directors since the Company was formed in April 2013. Mr. Brown is the Global Chief Investment Officer of BPO and certain of its affiliates. Previously he was Head of Global Strategic Initiatives and Finance of BPO, prior to which he was Senior Vice President, Strategic Initiatives and Finance of BPO beginning in 2005. The board of directors appointed Mr. Brown as Chairman of the Board and Principal Executive Officer based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	53	Director (also Chairman of the Board and Principal Executive Officer of Brookfield DTLA, and Global Chief Investment Officer of BPO and certain of its affiliates)	2013
Michelle L. Campbell	47	Director (also Senior Vice President, Secretary of both Brookfield DTLA and BPO and certain of its affiliates)	2014
Andrew Dakos	51	Director	2017
Phillip Goldstein	72	Director	2017
Ian Parker	53	Director (also Chief Operating Officer, Western US and Canada Division of BPO)	2017
Robert L. Stelzl	72	Director	2014
Ricky Tang	39	Director (also Chief Financial Officer of BPO and certain of its affiliates)	2016

Messrs. Brown, Parker and Tang and Ms. Campbell are employed by the Manager. The Manager manages Brookfield DTLA’s operations and activities, and it, together with the board of directors and officers, makes decisions on the Company’s behalf. Certain subsidiaries of the Company have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services to the Company.

G. Mark Brown has served on the board of directors since the Company was formed in April 2013. Mr. Brown was appointed Chairman of the Board of Brookfield DTLA on May 15, 2017 to fill the vacancy created by the resignation of Paul Schulman. Mr. Brown is the Global Chief Investment Officer of BPO and certain of its affiliates. Previously he was Head of Global Strategic Initiatives and Finance of BPO, prior to which he was Senior Vice President, Strategic Initiatives and Finance of BPO beginning in 2005. The board of directors nominated Mr. Brown to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Michelle L. Campbell has served on the board of directors since August 2014. Ms. Campbell has also served as Senior Vice President and Secretary of the Company since March 2016 and as Vice President and Secretary of the Company since it was formed in April 2013. Ms. Campbell has served in her principal occupation as Senior Vice President and Secretary of BPO and certain of its affiliates since 2016 and was previously Vice President, Counsel of BPO beginning in 2007. The board of directors nominated Ms. Campbell to serve as a director based, among other factors, on her knowledge of the Company and her experience in legal matters and commercial real estate.

Andrew Dakos joined in 2001 what is now Bulldog Investors, LLC, a value oriented group of private investment funds that invest primarily in closed-end funds, small cap operating companies, special purpose acquisition companies, and special situations. In 2009, Mr. Dakos and his business partners formed Brooklyn Capital Management, LLC (N/K/A Bulldog Investors, LLC), an SEC‑registered investment adviser that serves as the investment adviser to, among other clients, the Bulldog Investors group of private investment funds and Special Opportunities Fund, Inc., a registered closed-end investment company. Mr. Dakos is currently Principal of the general partner of several private investment partnerships in the Bulldog Investors group of private funds; President and Director of Special Opportunities Fund; Trustee of Crossroads Liquidating Trust; and Director of Swiss Helvetia Fund, Inc. Mr. Dakos was nominated by holders of the Series A preferred stock to serve as a director and was elected to the board of directors on December 11, 2017 at a Special Meeting of holders of the Company’s Series A preferred stock.

Phillip Goldstein co-founded in December 1992 what is now Bulldog Investors, LLC, a value oriented group of private investment funds that invest primarily in closed-end funds, small cap operating companies, special purpose acquisition companies, and special situations. In 2009, Mr. Goldstein and his business partners formed Brooklyn Capital Management, LLC (N/K/A Bulldog Investors, LLC), an SEC‑registered investment adviser that serves as the investment adviser to, among other clients, the Bulldog Investors group of private investment funds and Special Opportunities Fund, Inc., a registered closed-end investment company. Mr. Goldstein has served as a director of a number of closed-end funds and is currently Principal of the general partner of several private investment partnerships in the Bulldog Investors group of private funds; Chairman of the Mexico Equity and Income Fund, Inc.; Secretary and Chairman of Special Opportunities Fund, Inc.; director of MVC Capital, Inc.; and Trustee of Crossroads Liquidating Trust. Mr. Goldstein was nominated by holders of the Series A preferred stock to serve as a director and was elected to the board of directors on December 11, 2017 at a Special Meeting of holders of the Company’s Series A preferred stock.

Ian Parker has served on the board of directors since May 15, 2017 when he was appointed to fill the vacancy created by the resignation of Mr. Schulman. Mr. Parker is the Chief Operating Officer, Western US and Canada Division of BPO. Prior to this, he was Chief Operating Officer, Canadian Commercial Operations of BPO since 2016, Chief Operating Officer, Canadian Commercial Operations of Brookfield Canada Office Properties since March 2014, and Senior Vice President, Asset Management, Western Canadian Commercial Operations of BPO since February 2005. The board of directors nominated Mr. Parker to serve as a director based, among other factors, on his knowledge of the Company’s affiliates and his experience in commercial real estate.

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

Ricky Tang has served on the board of directors since March 2016. Mr. Tang has held his principal occupation as Chief Financial Officer of BPO and certain of its affiliates since 2016. Previously, Mr. Tang was Executive Director, Finance & Asset Management of China Xintiandi beginning in March 2014; Chief Financial Officer of BPO Australia Commercial Operations from March 2011 to March 2014; and Vice President and Controller of Brookfield Canada Office Properties from July 2007 to March 2011. The board of directors nominated Mr. Tang to serve as a director based, among other factors, on his knowledge of the Company and his experience in commercial real estate.

Board Leadership Structure and Risk Oversight

The Amended Bylaws give the board of directors the flexibility to determine whether the roles of principal executive officer and Chairman of the Board should be held by the same person or by two separate individuals. In connection with the listing of the Series A preferred stock on the NYSE, the board of directors determined that having one person serve as both principal executive officer and Chairman of the Board is in the best interest of the Company’s stockholders. We believe this structure makes the best use of the principal executive officer’s extensive knowledge of the Company and fosters real-time communication between management and the board of directors. Since May 2017, Mr. Brown has served as Chairman of the Board and Principal Executive Officer of Brookfield DTLA. From August 2014 to May 2017, Paul L. Schulman served as Chairman of the Board and President of Brookfield DTLA and was considered our principal executive officer during that time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that Brookfield DTLA’s executive officers and directors, and beneficial owners of more than 10% of a registered class of its equity securities, file reports of ownership and changes in ownership of such securities with the U.S. Securities and Exchange Commission (the “SEC”). Such officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2017, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the fiscal year ended December 31, 2017.

Board Governance Documents

The board of directors maintains a charter for its Audit Committee and has adopted written policies regarding the Approval of Audit and Non-Audit Services Provided by the External Auditor and Corporate Governance Guidelines. The board of directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of Brookfield Asset Management Inc. (“BAM”), each applicable to the directors, officers and employees of BAM and its subsidiaries. Brookfield DTLA is an indirect subsidiary of BAM. These documents are available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Stelzl has served on the Audit Committee since his election to the board of directors in 2014, and was appointed as Chair of the Audit Committee in 2014. Mr. Perry served on the Audit Committee from his election to the board of directors in 2014 until December 11, 2017. On March 23, 2018, Mr. Dakos replaced Mr. Perry as a member of the Audit Committee. Messrs. Dakos and Stelzl are independent board members, and Mr. Perry was an independent board member.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. The Manager, through Brookfield DTLA Holdings, manages our operations and activities, and it, together with the board of directors and officers, makes decisions on our behalf. Our executive officers are employed by the Manager and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by the Manager and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by the Manager. We have not established any employee benefit plans or entered into any employment agreements with any of our executive officers.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during the fiscal year ended December 31, 2017:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(g)
Alan J. Carr (3)	118,206	118,206
Andrew Dakos (3)	—	—
Phillip Goldstein (3)	—	—
Craig W. Perry (3)	123,206	123,206
Robert L. Stelzl	126,467	126,467
__________

(1)	Each non-independent member of the board of directors does not receive any additional compensation from the Company for his or her services as a director.

(2)
Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2017 for annual retainer fees and Audit Committee fees. On December 11, 2017, the board of directors reviewed the compensation of its independent directors and adjusted the annual retainer fee from $125,000 per year to $15,000 per year. The fee paid to members of the Audit Committee remains unchanged at $5,000 per year.

(3)	On December 11, 2017, Messrs. Carr and Perry departed the board of directors upon the election of Messrs. Dakos and Goldstein to the board of directors by holders of the Series A preferred stock.

Compensation Risk Assessment

Brookfield DTLA believes that the compensation policies and practices of the Company, and of the Manager with respect to the executive officers of the Company, appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. Brookfield DTLA believes that the compensation policies and practices of the Company, and of the Manager with respect to the executive officers of the Company, are not reasonably likely to have a material adverse effect on its financial position or results of operations.

COMPENSATION COMMITTEE REPORT

The board of directors of Brookfield DTLA Fund Office Trust Investor Inc. has reviewed and discussed the 2017 Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and their discussions, the board of directors has determined that the 2017 Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to be filed with the SEC.

The Board of Directors

G. Mark Brown, Chairman
Michelle L. Campbell
Andrew Dakos
Phillip Goldstein
Ian Parker
Robert L. Stelzl
Ricky Tang

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 23, 2018, Brookfield DTLA Holdings owns 100% of the issued and outstanding shares of the Company’s common stock.

Series A Preferred Stock

Based on our review of all forms filed with the SEC by holders of the Series A preferred stock with respect to ownership of shares of the Series A preferred stock and other information, as of March 23, 2018, set forth below is a table that shows how much of our Series A preferred stock was beneficially owned on March 23, 2018, by each person known to us to beneficially own more than 5% of our Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
(a)	(b)	(c)
Panning Capital Management, LP (2) 510 Madison Avenue Suite 2400 New York, NY 10022	914,375	9.40%
__________

(1)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 23, 2018.

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

Security Ownership of our Directors and Executive Officers

Common Stock

As of March 23, 2018, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s common stock.

Series A Preferred Stock

The following table sets forth the beneficial ownership of our Series A preferred stock by each of (1) our current directors, (2) our current Chairman of the Board (principal executive officer) and Chief Financial Officer (principal financial officer) (together, our “current executive officers”), and (3) our current directors and executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of March 23, 2018. In preparing this information, the Company relied solely upon information provided by its current directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
(a)	(b)	(c)
G. Mark Brown	—	*
Michelle L. Campbell	—	*
Andrew Dakos (3)	245,831	2.53%
Phillip Goldstein (4)	246,513	2.53%
Ian Parker	—	*
Robert L. Stelzl	—	*
Ricky Tang	—	*
Edward F. Beisner	—	*
Directors and Executive Officers as a group	246,513	2.53%
__________

*	Less than 1%.

(1)	The address for each listed beneficial owner is c/o Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, New York, 10281.

(2)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 23, 2018.

(3)
Information regarding shares held by Mr. Dakos is based solely on a Form 3 filed with the SEC on December 20, 2017. The Form 3 indicates that all shares are held indirectly by clients in certain private investment funds. Mr. Dakos is a Principal of the general partner and/or investment adviser of each fund, and is a limited partner in certain of the funds. Mr. Dakos disclaims beneficial interest in such shares except to the extent of any pecuniary interest therein.

(4)
Information regarding shares held by Mr. Goldstein is based solely on a Form 3 filed with the SEC on December 20, 2017. The Form 3 indicates that 245,831 shares are held indirectly by clients in certain private investment funds. Mr. Goldstein is a Principal of the general partner and/or investment adviser of each fund, and is a limited partner in certain of the funds. Mr. Goldstein disclaims beneficial interest in the 245,831 shares held indirectly except to the extent of any pecuniary interest therein. Mr. Goldstein owns the remaining 682 shares directly.

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

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by Brookfield DTLA Holdings.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Property management fee expense	$8,136	$7,964	$7,445
Asset management fee expense	6,330	6,330	6,292
General, administrative and reimbursable expenses	2,613	2,466	2,593
Leasing and construction management fees	5,198	3,049	6,396

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPO’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $402.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPO’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Insurance expense	$7,795	$7,948	$8,532

Director Independence

Because the Series A preferred stock is the only publicly listed security of the Company, Brookfield DTLA is a special purpose entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special purpose entity exemption” with respect to certain independence requirements. Of the Company’s seven directors, three are currently independent of management, Brookfield DTLA Holdings and the Manager. The board of directors has adopted independence standards as part of its Corporate Governance Guidelines, which are available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.”

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with the NYSE Rules and our Corporate Governance Guidelines, on March 23, 2018, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Andrew Dakos
Phillip Goldstein
Robert L. Stelzl

Item 14.    Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to Brookfield DTLA for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”):

Fees (1)	For the Year Ended December 31,
	2017	2016

Audit fees (2)	$731,000	$720,300
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$731,000	$720,300
__________

(1)	All services rendered for these fees were pre-approved in accordance with the Audit Committee’s policy regarding the approval of audit and non-audit services provided by the external auditor.

(2)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated financial statements, audits of the Company’s subsidiaries required for statute or otherwise and the performance of interim reviews of the Company’s quarterly unaudited consolidated financial statements.

Pre-approval Policies and Procedures of the Audit Committee

Consistent with SEC rules regarding auditor independence, Brookfield DTLA has adopted a written policy, which requires the Audit Committee or the Chair of the Audit Committee to pre‑approve both audit and non‑audit services to be performed for the Company by Deloitte. Any decisions of the Chair of the Audit Committee to pre‑approve a permitted service (as defined in the policy) shall be reported to the Audit Committee at each of its regularly schedule meetings. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by Deloitte. The pre‑approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2017, 2016 and 2015
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

4.1	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

4.2	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

4.3	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

4.4	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.5	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 8, 2014

10.1	Form of Indemnity Agreement	8-K	001-36135	10.1	November 4, 2013

10.2*	Loan Agreement, dated as of April 5, 2017, among North Tower, LLC, as Borrower, the Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., as Lead Arranger

10.3*	Limited Recourse Guaranty made this 5th day of April, 2017, by Brookfield DTLA Holdings LLC, the Guarantor, in favor of Citibank, N.A., as Administrative Agent for Lenders, and each of the Lenders

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.4*	Mezzanine A Loan Agreement, dated as of April 5, 2017, between North Tower Mezzanine, LLC, as Borrower, and Citigroup Global Markets Realty Corp., as Lender

10.5*	Mezzanine A Loan Limited Recourse Guaranty made this 5th day of April, 2017, by Brookfield DTLA Holdings LLC, the Guarantor, in favor of Citigroup Global Markets Realty Corp., the Lender

10.6*	Mezzanine B Loan Agreement, dated as of April 5, 2017, between North Tower Mezzanine II, LLC, as Borrower, and Citigroup Global Markets Realty Corp., as Lender

10.7*	Mezzanine B Loan Limited Recourse Guaranty made this 5th day of April, 2017, by Brookfield DTLA Holdings LLC, the Guarantor, in favor of Citigroup Global Markets Realty Corp., the Lender

10.8	Loan Agreement dated as of December 2, 2016 between Maguire Properties – 355 South Grand, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender	10-K	001-36135	10.5	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.9	Non-Recourse Carveout Guaranty executed as of December 2, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of H/2 Financial Funding I LLC, as Lender	10-K	001-36135	10.6	March 20, 2017

10.10	Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.7	March 20, 2017

10.11	Mezzanine Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.8	March 20, 2017

10.12	Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.9	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.13	Mezzanine Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.10	March 20, 2017

10.14	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 777 Tower, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated October 15, 2013	8-K	001-36135	10.2	April 7, 2014

10.15	Promissory Note, dated as of October 15, 2013, between Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.3	April 7, 2014

10.16	Amended and Restated Promissory Note dated September 1, 2016 by Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	10-K	001-36135	10.13	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.17	Loan Agreement between EYP Realty, LLC, as Borrower and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner and the financial institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders, entered into as of November 27, 2013	8-K	001-36135	10.6	April 7, 2014

10.18	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and Wells Fargo Bank, National Association	8-K	001-36135	10.7	April 7, 2014

10.19	Promissory Note, dated as of January 2, 2014, between EYP Realty, LLC and PNC Bank, National Association	8-K	001-36135	10.8	April 7, 2014

10.20	Promissory Note, dated as of December 18, 2013, between EYP Realty, LLC and Aozora Bank, Ltd.	8-K	001-36135	10.9	April 7, 2014

10.21	Loan Agreement, effective as of September 10, 2014, by and among BOP FIGat7th LLC, as Borrower, and the financial institutions that are or may from time to time become parties hereto, as Lenders, and Compass Bank, as Administrative Agent	10-K	001-36135	10.20	March 31, 2015

10.22	Promissory Note, effective as of September 10, 2014, between BOP FIGat7th LLC and Compass Bank	10-K	001-36135	10.21	March 31, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BOP FIGat7th LLC, as Borrower, and Compass Bank, as Administrative Agent, effective as of September 10, 2014	10-K	001-36135	10.22	March 31, 2015

10.24	Limited Recourse Guaranty, effective as of September 10, 2014, by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Compass Bank, as lender, and as Administrative Agent for itself and those other Lenders as defined in the Loan Agreement	10-K	001-36135	10.23	March 31, 2015

10.25*
Extension and
Modification Agreement,
dated as of
August 14, 2017,
between Compass Bank,
as Administrative Agent
for each of the Lenders
party to the Loan
Agreement, Compass
Bank, as a Lender,
BOP FIGat7th LLC, as
Borrower, and
Brookfield DTLA
Holdings LLC, as
Guarantor

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.26*
Second Extension and
Modification Agreement,
dated as of
October 30, 2017,
between Compass Bank,
as Administrative Agent
for each of the Lenders
party to the Loan
Agreement, Compass
Bank, as a Lender,
BOP FIGat7th LLC, as
Borrower, and
Brookfield DTLA
Holdings LLC, as
Guarantor

10.27*
Third Extension and
Modification Agreement,
dated as of
January 8, 2018,
between Compass Bank,
as Administrative Agent
for each of the Lenders
party to the Loan
Agreement, Compass
Bank, as a Lender, and
BOP FIGat7th LLC, as
Borrower

10.28	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.29	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.30	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

10.31	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.32	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2017

31.1*	Certification of Principal Executive Officer dated March 26, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 26, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
March 26, 2018 pursuant
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

Date:	March 26, 2018

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 26, 2018	By:	/s/ G. MARK BROWN
G. Mark Brown Chairman of the Board (Principal executive officer)

	March 26, 2018	By:	/s/ EDWARD F. BEISNER
Edward F. Beisner Chief Financial Officer (Principal financial and accounting officer)

	March 26, 2018	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	March 26, 2018	By:	/s/ ANDREW DAKOS
Andrew Dakos Director

	March 26, 2018	By:	/s/ PHILLIP GOLDSTEIN
Phillip Goldstein Director

	March 26, 2018	By:	/s/ IAN PARKER
Ian Parker Director

	March 26, 2018	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director

	March 26, 2018	By:	/s/ RICKY TANG
Ricky Tang Director