Form 10-Q
period 2018-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2018-05-15
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of May 11, 2018, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2018	December 31, 2017

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,209,265	2,208,498
Tenant improvements	328,546	320,269
	2,765,366	2,756,322
Less: accumulated depreciation	361,396	342,465
Investments in real estate, net	2,403,970	2,413,857

Cash and cash equivalents	112,649	31,958
Restricted cash	30,092	35,547
Rents, deferred rents and other receivables, net	149,935	129,482
Intangible assets, net	54,444	58,289
Deferred charges, net	67,522	69,635
Prepaid and other assets, net	16,048	9,047
Total assets	$2,834,660	$2,747,815

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,103,966	$1,991,692
Accounts payable and other liabilities	73,936	80,810
Due to affiliates, net	7,800	11,273
Intangible liabilities, net	15,002	16,239
Total liabilities	$2,200,704	$2,100,014

Commitments and Contingencies (See Note 15)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	March 31, 2018	December 31, 2017

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2018 and December 31, 2017	$396,037	$391,400
Noncontrolling Interests:
Series A-1 preferred interest	387,813	383,510
Senior participating preferred interest	26,162	25,548
Series B preferred interest	190,643	190,291
Total mezzanine equity	1,000,655	990,749

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(268,437)	(256,877)
Accumulated other comprehensive loss	(33)	(273)
Noncontrolling interest – Series B common interest	(292,439)	(280,008)
Total stockholders’ deficit	(366,699)	(342,948)
Total liabilities and deficit	$2,834,660	$2,747,815

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Rental income	$41,029	$40,068
Tenant reimbursements	22,105	23,620
Parking	9,137	9,212
Interest and other	2,940	3,015
Total revenue	75,211	75,915

Expenses:
Rental property operating and maintenance	23,326	23,115
Real estate taxes	10,050	9,611
Parking	2,752	2,649
Other expense	654	1,046
Depreciation and amortization	24,426	25,364
Interest	23,782	24,236
Total expenses	84,990	86,021

Net loss	(9,779)	(10,106)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303
Senior participating preferred interest – redemption measurement adjustment	1,657	56
Series B preferred interest – current dividends	3,879	1,644
Series B common interest – allocation of net loss	(12,695)	(10,858)
Net loss attributable to Brookfield DTLA	(6,923)	(5,251)
Series A preferred stock – current dividends	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(11,560)	$(9,888)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net loss	$(9,779)	$(10,106)

Other comprehensive income:
Derivative transactions:
Unrealized derivative holding gains	1,702	880
Reclassification adjustment for realized gains included in net loss	(1,198)	—
Total other comprehensive income	504	880

Comprehensive loss	(9,275)	(9,226)
Less: comprehensive loss attributable to noncontrolling interests	(2,592)	(4,394)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(6,683)	$(4,832)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net loss				(6,923)		(2,856)	(9,779)
Other comprehensive income					240	264	504
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(4,637)		(9,839)	(14,476)
Balance, March 31, 2018	1,000	$—	$194,210	$(268,437)	$(33)	$(292,439)	$(366,699)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(5,251)		(4,855)	(10,106)
Other comprehensive income					419	461	880
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(4,637)		(6,003)	(10,640)
Balance, March 31, 2017	1,000	$—	$194,210	$(225,152)	$(1,188)	$(246,171)	$(278,301)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(9,779)	$(10,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,426	25,364
Provision for (recovery of) doubtful accounts	—	(5)
Amortization of below-market leases/ above-market leases	(205)	(568)
Straight-line rent amortization	(5,997)	(1,046)
Amortization of tenant inducements	984	890
Amortization of discounts and deferred financing costs	2,496	1,102
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(15,440)	2,113
Deferred charges, net	(943)	(920)
Prepaid and other assets, net	(5,803)	(3,905)
Accounts payable and other liabilities	1,082	(3,522)
Due to affiliates, net	(3,473)	(16,642)
Net cash used in operating activities	(12,652)	(7,245)
Cash flows from investing activities:
Expenditures for improvements to real estate	(17,320)	(13,447)
Net cash used in investing activities	(17,320)	(13,447)
Cash flows from financing activities:
Proceeds from mortgage loans	323,500	—
Principal payments on mortgage loans	(211,831)	(988)
(Distributions to) contributions from noncontrolling interests	(4,570)	29,892
Financing fees paid	(1,891)	—
Net cash provided by financing activities	105,208	28,904
Net change in cash, cash equivalents and restricted cash	75,236	8,212
Cash, cash equivalents and restricted cash at beginning of period	67,505	90,385
Cash, cash equivalents and restricted cash at end of period	$142,741	$98,597

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,343	$23,202

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$17,340	$17,003
Accrual for deferred leasing costs	2,901	1,323
Increase in fair value of interest rate swaps, net	1,702	880

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

The condensed consolidated balance sheet data as of December 31, 2017 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all disclosures required by GAAP.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2018.

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

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Restricted Cash to Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flow. ASU 2016-18 requires entities to show the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the condensed consolidated statement of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period. As a result, for the three months ended March 31, 2017 the Company had net cash used in investing activities of $13.4 million instead of $10.8 million as previously reported.

Effective January 1, 2018, Brookfield DTLA adopted, on a modified retrospective basis, the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. The adoption of this pronouncement did not have an impact on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance did not have an impact on Brookfield DTLA’s consolidated financial statements.

Effective January 1, 2018, Brookfield DTLA adopted, on a prospective basis, the guidance in ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 introduced amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business by providing a basis to determine when a set of assets and activities acquired is not a business. We expect that future acquisitions of operating and development properties, if any, will be accounted for as asset acquisitions under the new guidance, instead of as business combinations under the previous guidance. Additionally, we expect that most of the transaction costs associated with any future acquisitions will be capitalized in the consolidated balance sheet as part of the purchase price of the property acquired instead of being expensed as incurred in the consolidated statement of operations as part of acquisition-related expenses.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. The adoption of this guidance did not have an impact on Brookfield DTLA’s consolidated financial statements.

Accounting Pronouncements Effective After 2018

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

In January 2018, the FASB released an exposure draft to amend ASU 2016-02 that would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provide a practical expedient for lessors that would permit lessors to make an accounting election to not separate nonlease components from the associated lease components if certain criteria are met.

In March 2018, the FASB decided to finalize the changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently expect that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report nonlease components, such as common area maintenance revenue, for operating leases in our consolidated statement of operations. As a result, we currently believe that leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an ASU codifying these changes in the coming months. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients included in the current standard and the changes approved by the FASB.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016

Cash and cash equivalents	$112,649	$31,958	$41,142	$30,301
Restricted cash	30,092	35,547	57,455	60,084
Total cash, cash equivalents and restricted cash	$142,741	$67,505	$98,597	$90,385

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes, debt service reserves and other items as required by certain of our mortgage loan agreements.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017

Allowance for doubtful accounts	$206	$206
Accumulated amortization of tenant inducements	13,439	12,455

Brookfield DTLA recorded no provision for doubtful accounts during the three months ended March 31, 2018 and a recovery of doubtful accounts of $5 thousand during the three months ended March 31, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
	127,713	127,713
Less: accumulated amortization	73,269	69,424
Intangible assets, net	$54,444	$58,289

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	44,559	43,322
Intangible liabilities, net	$15,002	$16,239

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Rental income	$205	$568
Depreciation and amortization expense	2,815	4,287

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2018, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2018, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2018	$4,470	$3,455	$2,513
2019	5,617	4,306	3,178
2020	4,972	3,415	2,972
2021	4,734	3,327	2,800
2022	4,022	3,050	2,493
Thereafter	5,533	7,543	1,046
	$29,348	$25,096	$15,002

Note 6—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017

Accumulated amortization of deferred leasing costs	$42,442	$39,762

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2018	December 31, 2017
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	4/9/2019	4.03%	$370,000	$370,000
Wells Fargo Center–North Tower (2)	4/9/2019	7.03%	55,000	55,000
Wells Fargo Center–North Tower (3)	4/9/2019	8.78%	45,000	45,000
Wells Fargo Center–South Tower (4)	12/6/2018	5.39%	250,000	250,000
777 Tower (5)	11/1/2018	3.85%	220,000	220,000
EY Plaza (6)	11/27/2020	6.43%	35,000	—
Total variable-rate loans			975,000	940,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.90%	230,000	—
Total floating-rate debt			1,205,000	940,000

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figueroa at 7th	3/1/2023	3.88%	58,500	—
Total fixed-rate debt			908,500	850,000

Debt Refinanced:
EY Plaza			—	176,831
Figueroa at 7th			—	35,000
Total debt refinanced			—	211,831

Total debt			2,113,500	2,001,831
Less: unamortized debt issuance costs			9,534	10,139
Total debt, net			$2,103,966	$1,991,692
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

(4)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of March 31, 2018, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of March 31, 2018, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

(6)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.50%.

(7)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap agreements to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.25%. The effective interest rate of 3.90% includes interest on the swaps.

Debt Refinanced

Figueroa at 7th—

On February 6, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $58.0 million, of which $35.0 million was used to repay the mortgage loan that previously encumbered the property, with the remainder used for general corporate purposes. The new $58.5 million loan bears interest at a fixed rate equal to 3.88%, requires the payment of interest-only until maturity, and matures on March 1, 2023. The loan is locked out from prepayment until March 1, 2020, after which it can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 1, 2022, after which the loan may be repaid without penalty.

EY Plaza—

On March 29, 2018, Brookfield DTLA refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $263.6 million, of which $175.8 million was used to repay the mortgage loan that previously encumbered the property, with the remainder to be used for general corporate purposes. The new $265.0 million loan is comprised of a $230.0 million mortgage loan and a $35.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.65% and 4.55%, respectively, requires the payment of interest-only until maturity, and matures on November 27, 2020. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) and payment of early termination fees to the counterparties to the interest rate swap agreements, as long as the mezzanine loan has been repaid in full prior to any prepayment of the mortgage loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As required by the mortgage and mezzanine loan agreements, on March 29, 2018 the Company entered into derivative financial instruments to manage the risk of fluctuations in interest rates on its condensed consolidated statement of operations. See Note 13 “Financial Instruments.”

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of March 31, 2018, our debt to be repaid during the remainder of 2018, the next four years and thereafter is as follows (in thousands):

2018	$470,000
2019	470,000
2020	265,000
2021	450,000
2022	—
Thereafter	458,500
$2,113,500

As of March 31, 2018, $351.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,304.0 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

777 Tower—

Brookfield DTLA currently intends to extend or refinance the $220.0 million mortgage loan secured by 777 Tower on or about its November 1, 2018 maturity date. As of March 31, 2018, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan, and we do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of March 31, 2018, the Company does not expect to make a principal paydown when the loan is extended or refinanced (based on market conditions as of that date).

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of March 31, 2018, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2018 and were in compliance with the amounts required by the loan agreements.

Note 8—Mezzanine Equity

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2018 and December 31, 2017. Adjustments to increase the carrying amount to redemption value are recorded in the condensed consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

As of March 31, 2018 and December 31, 2017, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of Brookfield DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2018 and 2017. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of March 31, 2018, the cumulative amount of unpaid dividends totals $152.8 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of March 31, 2018, the Series A preferred stock is reported at its redemption value of $396.0 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through March 31, 2018.

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

As of March 31, 2018, the Series A-1 preferred interest is reported at its redemption value of $387.8 million calculated using its liquidation value of $225.7 million plus $162.1 million of accumulated and unpaid dividends on such Series A-1 preferred interest through March 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to Brookfield DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. As of March 31, 2018 and December 31, 2017, the senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

During the three months ended March 31, 2018, Brookfield DTLA made cash distributions totaling $1.0 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

As of March 31, 2018, the senior participating preferred interest is reported at its redemption value of $26.2 million using the value of the participating interest.

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

During the three months ended March 31, 2018, Brookfield DTLA made a $3.5 million cash distribution to Brookfield DTLA Holdings as a preferred return on the Series B preferred interest using cash on hand.

As of March 31, 2018, the Series B preferred interest is reported at its redemption value of $190.6 million calculated using its liquidation value of $174.8 million plus $15.8 million of accumulated and unpaid dividends on such Series B preferred interest through March 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the three months ended March 31, 2018 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Current dividends		4,637	4,303	—	3,879	12,819
Distributions to holders				(1,043)	(3,527)	(4,570)
Redemption measurement adjustment				1,657		1,657
Balance, March 31, 2018	9,730,370	$396,037	$387,813	$26,162	$190,643	$1,000,655

Note 9—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by Brookfield DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the condensed consolidated balance sheet. See Note 8 “Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheet as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Balance at beginning of period	$(574)	$(3,373)
Other comprehensive income before reclassifications	1,702	880
Amounts reclassified from accumulated other comprehensive loss	(1,198)	—
Net current-period other comprehensive income	504	880
Balance at end of period	$(70)	$(2,493)

Note 11—Income Taxes

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recorded provisions for income taxes of $80 thousand and $60 thousand during the three months ended March 31, 2018 and 2017, respectively. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amends the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, the Act reduced the corporate tax rate from a maximum rate of 35% to a flat rate of 21% for businesses. Since Brookfield DTLA has elected to qualify as a REIT with the intent of distributing 100% of its taxable income, there will be no material impact to the Company’s consolidated financial statements.

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of March 31, 2018 and December 31, 2017, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of March 31, 2018, Brookfield DTLA’s 2013 tax period and 2014, 2015 and 2016 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities. The short tax period ended October 15, 2013 for Brookfield DTLA and its subsidiaries remains open due to the statute of limitations and may be subject to examination by federal, state and local tax authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Fair Value Measurements

The valuation of Brookfield DTLA’s interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. We have incorporated credit valuation adjustments to appropriately reflect both our own and the respective counterparty’s non-performance risk in the fair value measurements.

Brookfield DTLA’s net assets (liabilities) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
March 31, 2018	$1,128	$—	$1,128	$—
December 31, 2017	(574)	—	(574)	—

Interest rate caps at:
March 31, 2018	$99	$—	$99	$—
December 31, 2017	15	—	15	—

Note 13—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$1,128	$(574)

Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the condensed consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swaps for the three months ended:
March 31, 2018	$1,702	$1,198
March 31, 2017	880	—

Interest Rate Swaps—

As of March 31, 2018, Brookfield DTLA held the following interest rate swaps pursuant to the terms of the EY Plaza mortgage and mezzanine loan agreements (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Rate	Expiration Date

Interest rate swap	$175,794	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$230,000	2.25%	1.65%	3.90%

As required by the EY Plaza mortgage loan agreement, on March 29, 2018 the Company entered into an interest rate swap agreement with a notional amount of $54.2 million and a strike rate of 2.47%, which effectively fixes the LIBOR portion of the interest rate at 4.12%. The swap requires net settlement each month.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	March 31, 2018	December 31, 2017

Wells Fargo Center–North Tower	$370,000	$370,000
Wells Fargo Center–North Tower	55,000	55,000
Wells Fargo Center–North Tower	45,000	45,000
Wells Fargo Center–South Tower	270,000	270,000
777 Tower	220,000	220,000
EY Plaza	35,000	—
	$995,000	$960,000

As required by the EY Plaza mezzanine loan agreement, on March 29, 2018 the Company entered into an interest rate cap agreement with a notional amount of $35.0 million that limits the LIBOR portion of the interest rate to 3.50%. The cap agreement expires on October 1, 2019.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	March 31, 2018	December 31, 2017

Estimated fair value	$2,105,739	$2,003,600
Carrying amount	2,113,500	2,001,831

We calculated the estimated fair value of our mortgage loans by discounting the future contractual cash flows of the loans using current risk adjusted rates available to borrowers with similar credit ratings. The fair value measurement is determined on the basis of current market expectations using assumptions that market participants would use when pricing liabilities, including assumptions about risk. The estimated fair value of mortgage loans is classified as Level 3.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Related Party Transactions

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

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Property management fee expense	$1,932	$2,051
Asset management fee expense	1,583	1,583
General, administrative and reimbursable expenses	398	640
Leasing and construction management fees	283	147

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Insurance expense	$1,955	$1,933

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Commitments and Contingencies

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

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations;	•	Capital expenditures;
•	Contributions from Brookfield DTLA Holdings; and	•	Payments in connection with loans; and
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to Brookfield DTLA Holdings.

Potential Sources of Liquidity—

Cash on Hand—

As of March 31, 2018 and December 31, 2017, Brookfield DTLA had cash and cash equivalents totaling $112.6 million and $32.0 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of March 31, 2018:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.7%	91.5%	$32,915,714	$25.60
Wells Fargo Center–North Tower	1,400,639	18.6%	84.6%	30,808,704	25.99
Gas Company Tower	1,345,163	17.9%	90.2%	29,954,307	24.70
EY Plaza	1,224,967	16.3%	89.2%	26,927,156	24.64
Wells Fargo Center–South Tower	1,124,960	14.9%	75.7%	21,304,766	25.03
777 Tower	1,024,835	13.6%	81.4%	20,845,736	24.98
	7,525,992	100.0%	85.9%	$162,756,383	$25.19
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2018. This amount reflects total base rent before any rent abatements as of March 31, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2018 for the twelve months ending March 31, 2019 are approximately $10.4 million, or $1.60 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at March 31, 2018, plus currently available space, for the remainder of 2018, each of the nine calendar years beginning January 1, 2019 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2018	319,243	4.9%	$7,092,873	4.4%	$22.22	$22.27
2019	486,097	7.5%	11,990,130	7.4%	24.67	25.63
2020	327,532	5.1%	8,347,538	5.1%	25.49	27.39
2021	423,454	6.5%	11,328,621	7.0%	26.75	29.65
2022	656,822	10.2%	17,549,658	10.8%	26.72	29.98
2023	885,847	13.7%	21,401,967	13.1%	24.16	28.32
2024	400,218	6.2%	10,416,949	6.4%	26.03	31.19
2025	700,286	10.8%	19,187,373	11.8%	27.40	32.88
2026	548,333	8.5%	12,447,012	7.5%	22.70	28.53
2027	139,674	2.2%	3,664,255	2.3%	26.23	35.17
Thereafter	1,574,900	24.4%	39,330,007	24.2%	24.97	38.04
Total expiring leases	6,462,406	100.0%	$162,756,383	100.0%	$25.19	$31.24
Currently available	1,063,586
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of March 31, 2018. This amount reflects total base rent before any rent abatements as of March 31, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of March 31, 2018 for the twelve months ending March 31, 2019 are approximately $10.4 million, or $1.60 per leased square foot.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the three months ended March 31, 2018. Management believes that on average our current in‑place rents are at market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the three months ended March 31, 2018:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2017	6,530,729	86.8%
Expirations	(151,607)	(2.0)%
New leases	66,999	0.9%
Renewals	16,285	0.2%
Leased square feet as of March 31, 2018	6,462,406	85.9%

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

Contributions from Brookfield DTLA Holdings—

Drawdowns under Capital Commitment—

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. The Company received no contributions under this commitment during the three months ended March 31, 2018. As of May 15, 2018, $85.2 million is available to the Company under this commitment for future funding.

Other Contributions—

The Company received no other contributions during the three months ended March 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Proceeds from Additional Secured or Unsecured Debt Financings—

Figueroa at 7th—

On February 6, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $58.0 million, of which $35.0 million was used to repay the mortgage loan that previously encumbered the property, with the remainder used for general corporate purposes.

EY Plaza—

On March 29, 2018, Brookfield DTLA refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $263.6 million, of which $175.8 million was used to repay the mortgage loan that previously encumbered the property, with the remainder to be used for general corporate purposes.

Wells Fargo Center–South Tower—

As of March 31, 2018, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2018, no funds have been drawn against the future advance amount.

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

At the time of the merger with MPG, Brookfield DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of May 15, 2018, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $113 million over the next ten years, with the majority (approximately $98 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure lighting, and roof replacements.

As of March 31, 2018, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2018, no funds have been drawn against the future advance amount.

Payments in Connection with Loans—

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to extend or refinance the mortgage loan secured by 777 Tower on or about its scheduled maturity in November 2018. As of March 31, 2018, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan, and we do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of March 31, 2018, the Company does not expect to make a principal paydown when the loan is extended or refinanced (based on current market conditions). There can be no assurance that this extension or refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Distributions to Brookfield DTLA Holdings—

During the three months ended March 31, 2018, Brookfield DTLA made a $3.5 million distribution to Brookfield DTLA Holdings as a preferred return on the Series B preferred interest and distributions totaling $1.0 million to Brookfield DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of March 31, 2018, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of March 31, 2018 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42.99%	4.19%	5 years
Variable-rate swapped to fixed-rate	230.0	10.88%	3.90%	3 years
Variable-rate (1)	975.0	46.13%	4.81%	1 year
	$2,113.5	100.00%	4.44%	3 years
__________

(1)
As of March 31, 2018, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2018, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2018 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	4.03%	4/9/2019	$370,000	$15,107
Wells Fargo Center–North Tower (3)	7.03%	4/9/2019	55,000	3,919
Wells Fargo Center–North Tower (4)	8.78%	4/9/2019	45,000	4,005
Wells Fargo Center–South Tower (5)	5.39%	12/6/2018	250,000	13,662
777 Tower (6)	3.85%	11/1/2018	220,000	8,588
EY Plaza (7)	6.43%	11/27/2020	35,000	2,281
Total variable-rate loans			975,000	47,562

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.90%	11/27/2020	230,000	9,085
Total floating-rate debt			1,205,000	56,647

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figueroa at 7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,113,500	$95,238
Less: unamortized debt issuance costs			9,534
Total debt, net			$2,103,966
__________

(1)	Assuming no payment has been made in advance of its due date.

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

(5)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of March 31, 2018, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of May 15, 2018, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of March 31, 2018, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date.

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap agreements to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.25%. The effective interest rate of 3.90% includes interest on the swaps.

Debt Refinanced

Figueroa at 7th—

On February 6, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Figueroa at 7th retail property and received net proceeds totaling $58.0 million, of which $35.0 million was used to repay the mortgage loan that previously encumbered the property, with the remainder used for general corporate purposes. The new $58.5 million loan bears interest at a fixed rate equal to 3.88%, requires the payment of interest-only until maturity, and matures on March 1, 2023. The loan is locked out from prepayment until March 1, 2020, after which it can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 1, 2022, after which the loan may be repaid without penalty.

EY Plaza—

On March 29, 2018, Brookfield DTLA refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $263.6 million, of which $175.8 million was used to repay the mortgage loan that previously encumbered the property, with the remainder to be used for general corporate purposes. The new $265.0 million loan is comprised of a $230.0 million mortgage loan and a $35.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.65% and 4.55%, respectively, requires the payment of interest-only until maturity, and matures on November 27, 2020. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) and payment of early termination fees to the counterparties to the interest rate swap agreements, as long as the mezzanine loan has been repaid in full prior to any prepayment of the mortgage loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Maturities

777 Tower—

Brookfield DTLA currently intends to extend or refinance the $220.0 million mortgage loan secured by 777 Tower on or about its November 1, 2018 maturity date. As of March 31, 2018, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan, and we do not have a commitment from the lenders to extend the maturity date of or to refinance this loan. As of March 31, 2018, the Company does not expect to make a principal paydown when the loan is extended or refinanced (based on current market conditions). There can be no assurance that this extension or refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of March 31, 2018, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2018 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to March 31, 2017

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31, 2018	March 31, 2017
Revenue:
Rental income	$41.0	$40.1	$0.9	2%
Tenant reimbursements	22.1	23.6	(1.5)	(6)%
Parking	9.1	9.2	(0.1)	(1)%
Interest and other	2.9	3.0	(0.1)	(3)%
Total revenue	75.1	75.9	(0.8)	(1)%

Expenses:
Rental property operating and maintenance	23.3	23.1	0.2	1%
Real estate taxes	10.0	9.6	0.4	4%
Parking	2.7	2.6	0.1	4%
Other expense	0.7	1.1	(0.4)	(38)%
Depreciation and amortization	24.4	25.4	(1.0)	(4)%
Interest	23.8	24.2	(0.4)	(2)%
Total expenses	84.9	86.0	(1.1)	(1)%
Net loss	$(9.8)	$(10.1)	$0.3

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $1.5 million, or 6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of a 1% decrease in occupancy.

Other Expense

Other expense decreased $0.4 million, or 38%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, mainly due to lower leasing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.0 million, or 4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, largely as a result of reduced amortization of acquired in-place lease intangible assets.

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

	For the Three Months Ended		Increase/ (Decrease)
	March 31, 2018	March 31, 2017
	(In thousands)
Net cash used in operating activities	$(12,652)	$(7,245)	$5,407
Net cash used in investing activities	(17,320)	(13,447)	3,873
Net cash provided by financing activities	105,208	28,904	76,304

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash used in operating activities during the three months ended March 31, 2018 totaled $12.7 million, compared to net cash used in operating activities of $7.2 million during the three months ended March 31, 2017. The $5.4 million increase is primarily due to payment of management fees and other amounts owed to affiliates.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $17.3 million during the three months ended March 31, 2018, compared to net cash used in investing activities of $13.4 million during the three months ended March 31, 2017. The $3.9 million change is the result of an increase in expenditures for improvements to real estate.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $105.2 million during the three months ended March 31, 2018, compared to net cash provided by financing activities of $28.9 million during the three months ended March 31, 2017. Net proceeds from the refinancing of the EY Plaza and Figueroa at 7th mortgage loans was the main source of the net cash provided by financing activities during the three months ended March 31, 2018. Contributions from the Series B preferred interest were the primary driver of the net cash provided by financing activities during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements as of March 31, 2018 and December 31, 2017, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2018, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total

Principal payments on mortgage loans	$470,000	$470,000	$265,000	$450,000	$—	$458,500	$2,113,500
Interest payments –
Fixed-rate debt (1)	29,075	38,591	38,697	30,590	18,726	27,828	183,507
Variable-rate swapped to fixed-rate debt	6,267	9,073	8,907	—	—	—	24,247
Variable-rate debt (2)	38,973	8,528	2,075	—	—	—	49,576
Tenant-related commitments (3)	71,465	25,968	9,889	1,763	2,112	3,554	114,751
	$615,780	$552,160	$324,568	$482,353	$20,838	$489,882	$2,485,581
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2018 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2018.

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

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Property management fee expense	$1,932	$2,051
Asset management fee expense	1,583	1,583
General, administrative and reimbursable expenses	398	640
Leasing and construction management fees	283	147

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Insurance expense	$1,955	$1,933

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 27, 2018 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended March 31, 2018.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Restricted Cash to Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flow. ASU 2016-18 requires entities to show the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the condensed consolidated statement of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period.

Effective January 1, 2018, Brookfield DTLA adopted, on a modified retrospective basis, the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. The adoption of this pronouncement did not have an impact on Brookfield DTLA’s consolidated financial statements.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance did not have an impact on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effective January 1, 2018, Brookfield DTLA adopted, on a prospective basis, the guidance in ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 introduced amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business by providing a basis to determine when a set of assets and activities acquired is not a business. We expect that future acquisitions of operating and development properties, if any, will be accounted for as asset acquisitions under the new guidance, instead of as business combinations under the previous guidance. Additionally, we expect that most of the transaction costs associated with any future acquisitions will be capitalized in the consolidated balance sheet as part of the purchase price of the property acquired instead of being expensed as incurred in the consolidated statement of operations as part of acquisition-related expenses.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. The adoption of this guidance did not have an impact on Brookfield DTLA’s consolidated financial statements.

Accounting Pronouncements Effective After 2018

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In January 2018, the FASB released an exposure draft to amend ASU 2016-02 that would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provide a practical expedient for lessors that would permit lessors to make an accounting election to not separate nonlease components from the associated lease components if certain criteria are met.

In March 2018, the FASB decided to finalize the changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently expect that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report nonlease components, such as common area maintenance revenue, for operating leases in our consolidated statement of operations. As a result, we currently believe that leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an ASU codifying these changes in the coming months. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients included in the current standard and the changes approved by the FASB.

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

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 27, 2018 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2017.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 27, 2018. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2018, the cumulative amount of unpaid dividends totaled $154.3 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 15, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 15, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
May 15, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of May 15, 2018

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)