Form 10-Q
period 2018-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2018-08-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of August 10, 2018, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2018	December 31, 2017

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,214,731	2,208,498
Tenant improvements	337,904	320,269
Investments in real estate, gross	2,780,190	2,756,322
Less: accumulated depreciation	379,834	342,465
Investments in real estate, net	2,400,356	2,413,857

Cash and cash equivalents	103,885	31,958
Restricted cash	32,771	35,547
Rents, deferred rents and other receivables, net	145,834	129,482
Intangible assets, net	50,888	58,289
Deferred charges, net	65,955	69,635
Prepaid and other assets, net	7,181	9,047
Total assets	$2,806,870	$2,747,815

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,105,588	$1,991,692
Accounts payable and other liabilities	65,203	80,810
Due to affiliates	2,379	11,273
Intangible liabilities, net	14,086	16,239
Total liabilities	$2,187,256	$2,100,014

Commitments and Contingencies (See Note 15)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	June 30, 2018	December 31, 2017

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2018 and December 31, 2017	$400,674	$391,400
Noncontrolling Interests:
Series A-1 preferred interest	392,116	383,510
Senior participating preferred interest	25,948	25,548
Series B preferred interest	185,633	190,291
Total mezzanine equity	1,004,371	990,749

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(277,441)	(256,877)
Accumulated other comprehensive income (loss)	365	(273)
Noncontrolling interest – Series B common interest	(301,891)	(280,008)
Total stockholders’ deficit	(384,757)	(342,948)
Total liabilities and deficit	$2,806,870	$2,747,815

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Rental income	$38,921	$40,147	$79,950	$80,215
Tenant reimbursements	23,976	24,150	46,081	47,770
Parking	9,334	9,357	18,471	18,569
Interest and other	11,963	2,416	14,903	5,431
Total revenue	84,194	76,070	159,405	151,985

Expenses:
Rental property operating and maintenance	24,582	24,795	47,908	47,910
Real estate taxes	10,566	9,309	20,616	18,920
Parking	2,377	2,081	5,129	4,730
Other expense	2,699	1,321	3,353	2,367
Depreciation and amortization	23,138	24,321	47,564	49,685
Interest	26,096	22,744	49,878	46,980
Total expenses	89,458	84,571	174,448	170,592

Net loss	(5,264)	(8,501)	(15,043)	(18,607)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	8,606	8,606
Senior participating preferred interest – redemption measurement adjustment	768	(191)	2,425	(135)
Series B preferred interest – current dividends	3,921	3,861	7,800	5,505
Series B common interest – allocation of net loss	(9,889)	(11,050)	(22,584)	(21,908)
Net loss attributable to Brookfield DTLA	(4,367)	(5,424)	(11,290)	(10,675)
Series A preferred stock – current dividends	4,637	4,637	9,274	9,274
Net loss available to common interest holders of Brookfield DTLA	$(9,004)	$(10,061)	$(20,564)	$(19,949)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net loss	$(5,264)	$(8,501)	$(15,043)	$(18,607)

Other comprehensive income (loss):
Derivative transactions:
Unrealized derivative holding gains (losses)	835	(117)	2,537	763
Reclassification adjustment for realized gains included in net loss	—	—	(1,198)	—
Total other comprehensive income (loss)	835	(117)	1,339	763

Comprehensive loss	(4,429)	(8,618)	(13,704)	(17,844)
Less: comprehensive loss attributable to noncontrolling interests	(460)	(3,138)	(3,052)	(7,532)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(3,969)	$(5,480)	$(10,652)	$(10,312)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net loss				(11,290)		(3,753)	(15,043)
Other comprehensive income					638	701	1,339
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(9,274)		(18,831)	(28,105)
Balance, June 30, 2018	1,000	$—	$194,210	$(277,441)	$365	$(301,891)	$(384,757)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(10,675)		(7,932)	(18,607)
Other comprehensive income					363	400	763
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(9,274)		(13,976)	(23,250)
Balance, June 30, 2017	1,000	$—	$194,210	$(235,213)	$(1,244)	$(257,282)	$(299,529)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(15,043)	$(18,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,564	49,685
Provision for (recovery of) doubtful accounts	—	(5)
Amortization of below-market leases/ above-market leases	73	(892)
Straight-line rent amortization	(8,024)	(3,632)
Amortization of tenant inducements	1,992	1,799
Amortization of debt issuance costs and discounts	4,307	2,881
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(10,320)	2,253
Deferred charges, net	(1,339)	(3,254)
Prepaid and other assets, net	3,828	3,475
Accounts payable and other liabilities	(4,829)	(13,004)
Due to affiliates	(8,894)	(13,036)
Net cash provided by operating activities	9,315	7,663
Cash flows from investing activities:
Expenditures for real estate improvements	(35,270)	(26,522)
Net cash used in investing activities	(35,270)	(26,522)
Cash flows from financing activities:
Proceeds from mortgage loans	323,500	470,000
Principal payments on mortgage loans	(211,831)	(551,988)
(Distributions to) contributions from noncontrolling interests	(14,483)	111,892
Financing fees paid	(2,080)	(7,397)
Net cash provided by financing activities	95,106	22,507
Net change in cash, cash equivalents and restricted cash	69,151	3,648
Cash, cash equivalents and restricted cash at beginning of period	67,505	90,385
Cash, cash equivalents and restricted cash at end of period	$136,656	$94,033

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,244	$45,434

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$14,214	$24,572
Accrual for deferred leasing costs	2,789	1,853

Writeoff of fully depreciated buildings and improvements	$—	$3,992
Writeoff of fully depreciated tenant improvements	—	45,130
Writeoff of fully amortized deferred charges	—	16,743
Writeoff of fully amortized intangible assets	—	54,532
Writeoff of fully amortized intangible liabilities	—	16,130
Increase in fair value of interest rate swaps, net	2,537	763

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”).

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

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Restricted Cash to Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the condensed consolidated statement of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period. As a result, for the six months ended June 30, 2017 the Company used net cash in investing activities of $26.5 million instead of $14.7 million as previously reported.

Effective January 1, 2018, Brookfield DTLA adopted, on a modified retrospective basis, the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. The adoption of this pronouncement did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

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

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. The adoption of this guidance did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases, to amend the accounting guidance for leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on a principle of whether or not the lease is effectively a financed purchase. For all leases with a term greater than 12 months, lessees are required to record a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments on its balance sheet and will recognize lease expense generally on a straight‑line basis over the lease term in its statement of

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

operations. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets or liabilities on its balance sheet. If a lessee makes this election, it will recognize lease expense for such leases using the effective interest method.

We are currently evaluating the impact of the adoption of ASU 2016-02 on Brookfield DTLA’s consolidated financial statements, and we currently believe that the adoption of this standard will not significantly change the accounting for operating leases on Brookfield DTLA’s consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar manner. Under ASU 2016‑02, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, Brookfield DTLA may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted.

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

In March 2018, the FASB finalized the changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently believe that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report nonlease components, such as common area maintenance revenue, for operating leases in our consolidated statement of operations. As a result, we currently believe that leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an ASU codifying these changes. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients proposed in the standard and the changes approved by the FASB.

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

Accounting Pronouncements Effective January 1, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period using a modified-retrospective approach. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016

Cash and cash equivalents	$103,885	$31,958	$45,759	$30,301
Restricted cash	32,771	35,547	48,274	60,084
Total cash, cash equivalents and restricted cash	$136,656	$67,505	$94,033	$90,385

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

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017

Allowance for doubtful accounts	$206	$206
Accumulated amortization of tenant inducements	14,447	12,455

Brookfield DTLA recorded no provision for doubtful accounts during the three and six months ended June 30, 2018, respectively, and no provision for doubtful accounts and a recovery of doubtful accounts of $5 thousand during the three and six months ended June 30, 2017, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
	127,713	127,713
Less: accumulated amortization	76,825	69,424
Intangible assets, net	$50,888	$58,289

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	45,475	43,322
Intangible liabilities, net	$14,086	$16,239

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Rental income	$(278)	$324	$(73)	$892
Depreciation and amortization expense	2,360	3,283	5,175	7,570

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2018, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2018, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2018	$2,593	$1,776	$1,598
2019	5,617	4,306	3,178
2020	4,972	3,415	2,972
2021	4,734	3,328	2,800
2022	4,022	3,050	2,493
Thereafter	5,532	7,543	1,045
	$27,470	$23,418	$14,086

Note 6—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017

Accumulated amortization of deferred leasing costs	$44,782	$39,762

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2018	December 31, 2017
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	4/9/2019	4.32%	$370,000	$370,000
Wells Fargo Center–North Tower (2)	4/9/2019	7.32%	55,000	55,000
Wells Fargo Center–North Tower (3)	4/9/2019	9.07%	45,000	45,000
Wells Fargo Center–South Tower (4)	12/6/2018	5.71%	250,000	250,000
777 Tower (5)	11/1/2018	4.17%	220,000	220,000
EY Plaza (6)	11/27/2020	6.53%	35,000	—
Total variable-rate loans			975,000	940,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.90%	230,000	—
Total floating-rate debt			1,205,000	940,000

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figueroa at 7th	3/1/2023	3.88%	58,500	—
Total fixed-rate debt			908,500	850,000

Debt Refinanced:
EY Plaza			—	176,831
Figueroa at 7th			—	35,000
Total debt refinanced			—	211,831

Total debt			2,113,500	2,001,831
Less: unamortized debt issuance costs			7,912	10,139
Total debt, net			$2,105,588	$1,991,692
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

(4)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of June 30, 2018, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of June 30, 2018, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. See “—Debt Maturities—777 Tower” below.

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

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of June 30, 2018, our debt to be repaid during the remainder of 2018, the next four years and thereafter is as follows (in thousands):

2018	$470,000
2019	470,000
2020	265,000
2021	450,000
2022	—
Thereafter	458,500
$2,113,500

As of June 30, 2018, $601.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,054.0 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

777 Tower—

Brookfield DTLA currently intends to extend the $220.0 million mortgage loan secured by 777 Tower on or about its November 1, 2018 maturity date. The Company has two options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of June 30, 2018, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. We are in discussions with the lender to extend the maturity date of this loan for one year, and the Company does not expect to make a principal paydown when the loan is extended (based on current market conditions).

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of June 30, 2018, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2018 and were in compliance with the amounts required by the loan agreements.

Note 8—Mezzanine Equity

Mezzanine equity in the condensed consolidated balance sheets is comprised of the Series A preferred stock, a Series A-1 preferred interest, a senior participating preferred interest, and a Series B preferred interest (collectively, the “Preferred Interests”). The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified in mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of June 30, 2018 and December 31, 2017. Adjustments to increase the carrying amount to redemption value are recorded in the condensed consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

As of June 30, 2018 and December 31, 2017, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

No dividends were declared on the Series A preferred stock during the six months ended June 30, 2018 and 2017. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of June 30, 2018, the cumulative amount of unpaid dividends totals $157.4 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of June 30, 2018, the Series A preferred stock is reported at its redemption value of $400.7 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through June 30, 2018.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by DTLA Holdings or wholly owned subsidiaries of DTLA Holdings and has a stated value of $225.7 million.

The Series A-1 preferred interest has mirror rights to the Series A preferred interests issued by Brookfield DTLA Fund Properties II LLC (“New OP”), which are held by a wholly owned subsidiary of Brookfield DTLA, but only with respect to their respective preferred liquidation preferences, and share pro rata with 48.13% to the Series A-1 preferred interest and 51.87% to the Series A preferred interest based on their current liquidation preferences in accordance with their respective preferred liquidation preferences in distributions from New OP, until their preferred liquidation preferences have been reduced to zero. Thereafter, distributions will be made 47.66% to the common component of the Series A interest and 52.34% to the common component of the Series B interest, which is held by DTLA Holdings. The economic terms of the Series A preferred stock mirror those of the New OP Series A preferred interests, including distributions in respect of the preferred liquidation preference.

As of June 30, 2018, the Series A-1 preferred interest is reported at its redemption value of $392.1 million calculated using its liquidation value of $225.7 million plus $166.4 million of accumulated and unpaid dividends on such Series A-1 preferred interest through June 30, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. As of June 30, 2018 and December 31, 2017, the senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

During the six months ended June 30, 2018, Brookfield DTLA made distributions totaling $2.0 million to DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

As of June 30, 2018, the senior participating preferred interest is reported at its redemption value of $25.9 million using the value of the participating interest.

Series B Preferred Interest

At the time of the merger with MPG, DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, to fund up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP.

The Series B preferred interest in New OP held by DTLA Holdings is effectively senior to the interest in New OP held by Brookfield DTLA and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in New OP may limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

During the six months ended June 30, 2018, Brookfield DTLA made distributions totaling $12.5 million to DTLA Holdings as preferred returns on the Series B preferred interest using cash on hand.

As of June 30, 2018, the Series B preferred interest is reported at its redemption value of $185.6 million calculated using its liquidation value of $174.8 million plus $10.8 million of accumulated and unpaid dividends on such Series B preferred interest through June 30, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the six months ended June 30, 2018 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Current dividends		9,274	8,606	—	7,800	25,680
Distributions to holders				(2,025)	(12,458)	(14,483)
Redemption measurement adjustment				2,425		2,425
Balance, June 30, 2018	9,730,370	$400,674	$392,116	$25,948	$185,633	$1,004,371

Note 9—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the condensed consolidated balance sheet. See Note 8 “Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheet as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

A summary of the change in accumulated other comprehensive income (loss) related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Balance at beginning of period	$(70)	$(2,493)	$(574)	$(3,373)
Other comprehensive income (loss) before reclassifications	835	(117)	2,537	763
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,198)	—
Net current-period other comprehensive income (loss)	835	(117)	1,339	763
Balance at end of period	$765	$(2,610)	$765	$(2,610)

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA recorded provisions for income taxes of $1.7 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively. The income tax provision for the six months ended June 30, 2018 is primarily the result of the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amended the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, the Act reduced the corporate tax rate from a maximum rate of 35% to a flat rate of 21% for businesses. Since Brookfield DTLA has elected to qualify as a REIT with the intent of distributing 100% of its taxable income, there was no material impact to the Company’s condensed consolidated financial statements.

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of June 30, 2018 and December 31, 2017, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of June 30, 2018, Brookfield DTLA’s 2013 tax period and 2014, 2015 and 2016 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities.

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

Brookfield DTLA’s net assets (liabilities) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
June 30, 2018	$1,963	$—	$1,963	$—
December 31, 2017	(574)	—	(574)	—

Interest rate caps at:
June 30, 2018	$37	$—	$37	$—
December 31, 2017	15	—	15	—

Note 13—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$1,963	$(574)

Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the condensed consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swaps for the six months ended:
June 30, 2018	$2,537	$1,198
June 30, 2017	763	—

Interest Rate Swaps—

As of June 30, 2018, Brookfield DTLA held the following interest rate swaps pursuant to the terms of the EY Plaza mortgage and mezzanine loan agreements (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Rate	Expiration Date

Interest rate swap	$174,743	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$228,949	2.25%	1.65%	3.90%

As required by the EY Plaza mortgage loan agreement, on March 29, 2018 the Company entered into an interest rate swap agreement with a notional amount of $54.2 million and a swap rate of 2.47%, which effectively fixes the LIBOR portion of the interest rate at 4.12%. The swap requires net settlement each month.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	June 30, 2018	December 31, 2017

Wells Fargo Center–North Tower	$370,000	$370,000
Wells Fargo Center–North Tower	55,000	55,000
Wells Fargo Center–North Tower	45,000	45,000
Wells Fargo Center–South Tower	270,000	270,000
777 Tower	220,000	220,000
EY Plaza	35,000	—
	$995,000	$960,000

As required by the EY Plaza mezzanine loan agreement, on March 29, 2018 the Company entered into an interest rate cap agreement with a notional amount of $35.0 million that limits the LIBOR portion of the interest rate to 3.50%. The cap agreement expires on October 1, 2019.

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	June 30, 2018	December 31, 2017

Estimated fair value	$2,103,784	$2,003,600
Carrying amount	2,113,500	2,001,831

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Property management fee expense	$1,993	$2,040	$3,925	$4,091
Asset management fee expense	1,582	1,582	3,165	3,165
General, administrative and reimbursable expenses	851	597	1,249	1,237
Leasing and construction management fees	634	700	917	847

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Insurance expense	$1,972	$1,947	$3,927	$3,880

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

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”).

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

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations;	•	Capital expenditures;
•	Contributions from DTLA Holdings; and	•	Payments in connection with loans; and
•	Proceeds from additional secured or unsecured debt financings.	•	Distributions to DTLA Holdings.

Potential Sources of Liquidity—

Cash on Hand—

As of June 30, 2018 and December 31, 2017, Brookfield DTLA had cash and cash equivalents totaling $103.9 million and $32.0 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for leases in place as of June 30, 2018:

	Square Feet		Leased % and In-Place Rents
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.7%	91.0%	$32,781,569	$25.62
Wells Fargo Center–North Tower	1,400,639	18.6%	85.9%	31,087,787	25.85
Gas Company Tower	1,345,163	17.9%	90.8%	30,338,960	24.83
EY Plaza	1,224,967	16.3%	89.9%	27,411,815	24.90
Wells Fargo Center–South Tower	1,124,960	14.9%	76.3%	21,510,474	25.06
777 Tower	1,024,835	13.6%	68.5%	17,911,972	25.50
	7,525,992	100.0%	84.6%	$161,042,577	$25.30
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2018. This amount reflects total base rent before any rent abatements as of June 30, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2018 for the twelve months ending June 30, 2019 are approximately $9.1 million, or $1.44 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for leases in place at June 30, 2018, plus currently available space, for the remainder of 2018, each of the nine calendar years beginning January 1, 2019 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2018	134,024	2.1%	$2,486,478	1.6%	$18.55	$18.59
2019	524,165	8.2%	12,856,093	8.0%	24.53	25.29
2020	333,116	5.2%	8,550,953	5.3%	25.67	27.17
2021	403,882	6.3%	10,933,874	6.8%	27.07	29.63
2022	654,924	10.3%	17,526,356	10.9%	26.76	29.96
2023	881,635	13.9%	21,311,189	13.2%	24.17	28.23
2024	444,026	7.0%	11,743,050	7.3%	26.45	31.57
2025	700,283	11.0%	19,207,684	11.9%	27.43	32.88
2026	561,547	8.8%	12,861,250	8.0%	22.90	28.61
2027	151,596	2.4%	4,034,004	2.5%	26.61	35.53
Thereafter	1,576,193	24.8%	39,531,646	24.5%	25.08	38.04
Total expiring leases	6,365,391	100.0%	$161,042,577	100.0%	$25.30	$31.38
Currently available	1,160,601
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under existing leases as of June 30, 2018. This amount reflects total base rent before any rent abatements as of June 30, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for leases in effect as of June 30, 2018 for the twelve months ending June 30, 2019 are approximately $9.1 million, or $1.44 per leased square foot.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the six months ended June 30, 2018. Management believes that on average our current in‑place rents are at market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the six months ended June 30, 2018:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2017	6,530,729	86.8%
Expirations	(333,643)	(4.4)%
New leases	116,937	1.5%
Renewals	51,368	0.7%
Leased square feet as of June 30, 2018	6,365,391	84.6%

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

Contributions from DTLA Holdings—

Drawdowns under Capital Commitment—

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. The Company received no contributions under this commitment during the six months ended June 30, 2018. As of August 13, 2018, $85.2 million is available to the Company under this commitment for future funding.

Other Contributions—

The Company received no other contributions during the six months ended June 30, 2018.

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

Wells Fargo Center–South Tower—

As of June 30, 2018, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 13, 2018, no funds have been drawn against the future advance amount.

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover Brookfield DTLA’s operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. Should the cash generated by Brookfield DTLA’s properties not be sufficient to fund their operations, such cash would be provided by DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to fund its operations.

At the time of the merger with MPG, DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of August 13, 2018, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $116 million over the next ten years, with the majority (approximately $101 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure lighting, and roof replacements.

As of June 30, 2018, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 13, 2018, no funds have been drawn against the future advance amount.

Payments in Connection with Loans—

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to extend the mortgage loan secured by 777 Tower on or about its scheduled maturity in November 2018. The Company has two options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of June 30, 2018 and through the date of this report, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. We are in discussions with the lender to extend the maturity date of this loan for one year, and the Company does not expect to make a principal paydown when the loan is extended (based on current market conditions). There can be no assurance that this extension can be accomplished.

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of June 30, 2018, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Distributions to DTLA Holdings—

During the six months ended June 30, 2018, Brookfield DTLA made distributions totaling $12.5 million to DTLA Holdings as preferred returns on the Series B preferred interest and distributions totaling $2.0 million to DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

Indebtedness

As of June 30, 2018, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of June 30, 2018 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	43%	4.19%	5 years
Variable-rate swapped to fixed-rate	230.0	11%	3.90%	3 years
Variable-rate (1)	975.0	46%	5.11%	1 year
	$2,113.5	100%	4.58%	3 years
__________

(1)
As of June 30, 2018, a maximum future advance amount of $20.0 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 13, 2018, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2018 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	4.32%	4/9/2019	$370,000	$16,221
Wells Fargo Center–North Tower (3)	7.32%	4/9/2019	55,000	4,084
Wells Fargo Center–North Tower (4)	9.07%	4/9/2019	45,000	4,140
Wells Fargo Center–South Tower (5)	5.71%	12/6/2018	250,000	14,473
777 Tower (6)	4.17%	11/1/2018	220,000	9,301
EY Plaza (7)	6.53%	11/27/2020	35,000	2,318
Total variable-rate loans			975,000	50,537

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.90%	11/27/2020	230,000	9,086
Total floating-rate debt			1,205,000	59,623

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figueroa at 7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,113,500	$98,214
Less: unamortized debt issuance costs			7,912
Total debt, net			$2,105,588
__________

(1)	Assuming no payment has been made in advance of its due date.

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

(5)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of June 30, 2018, a maximum future advance amount of $20.0 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements, leasing commissions and capital expenditures. As of August 13, 2018, no funds have been drawn against the future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of June 30, 2018, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. See “—Debt Maturities—777 Tower” below.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Maturities

777 Tower—

Brookfield DTLA currently intends to extend the $220.0 million mortgage loan secured by 777 Tower on or about its November 1, 2018 maturity date. The Company has two options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts and loan to value ratios (as specified in the loan agreement). As of June 30, 2018 and through the date of this report, we do not meet the criteria specified in the loan agreement to extend this loan on its contractual maturity date. We are in discussions with the lender to extend the maturity date of this loan for one year, and the Company does not expect to make a principal paydown when the loan is extended (based on current market conditions). There can be no assurance that this extension can be accomplished.

Wells Fargo Center–South Tower—

Brookfield DTLA currently intends to extend or refinance the $250.0 million mortgage loan secured by Wells Fargo Center–South Tower on or about its December 6, 2018 maturity date. The Company has three options to extend the maturity date of this loan, each for a period of one year, subject to meeting certain debt yield amounts (as specified in the loan agreement). As of June 30, 2018, we meet the criteria specified in the loan agreement to extend the maturity date of this loan for one year.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.1 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2018 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Three Months Ended June 30, 2018 to June 30, 2017

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30, 2018	June 30, 2017
Revenue:
Rental income	$38.9	$40.1	$(1.2)	(3)%
Tenant reimbursements	24.0	24.2	(0.2)	(1)%
Parking	9.4	9.4	—	—%
Interest and other	12.0	2.4	9.6	400%
Total revenue	84.3	76.1	8.2	11%

Expenses:
Rental property operating and maintenance	24.6	24.8	(0.2)	(1)%
Real estate taxes	10.6	9.3	1.3	14%
Parking	2.4	2.1	0.3	14%
Other expense	2.7	1.3	1.4	108%
Depreciation and amortization	23.1	24.3	(1.2)	(5)%
Interest	26.1	22.8	3.3	14%
Total expenses	89.5	84.6	4.9	6%
Net loss	$(5.2)	$(8.5)	$3.3

Rental Income

Rental income decreased $1.2 million, or 3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of a 1% decrease in occupancy.

Interest and Other Revenue

Interest and other revenue increased $9.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to proceeds totaling $9.3 million received from the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Taxes Expense

Real estate taxes expense increased $1.3 million, or 14%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to increased property tax assessments at our Figueroa at 7th retail property.

Other Expense

Other expense increased $1.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of income tax provisions recorded related to the sale of artwork.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.2 million, or 5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, largely as a result of reduced amortization of acquired in-place lease intangible assets.

Interest Expense

Interest expense increased $3.3 million, or 14%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, mainly due to increases in LIBOR rates combined with an increase in debt outstanding at EY Plaza due to refinancing activity at the end of March 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2018 to June 30, 2017

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30, 2018	June 30, 2017
Revenue:
Rental income	$79.9	$80.2	$(0.3)	—%
Tenant reimbursements	46.1	47.8	(1.7)	(4)%
Parking	18.5	18.6	(0.1)	(1)%
Interest and other	14.9	5.4	9.5	176%
Total revenue	159.4	152.0	7.4	5%

Expenses:
Rental property operating and maintenance	47.9	47.9	—	—%
Real estate taxes	20.6	18.9	1.7	9%
Parking	5.1	4.7	0.4	9%
Other expense	3.4	2.4	1.0	42%
Depreciation and amortization	47.5	49.7	(2.2)	(4)%
Interest	49.9	47.0	2.9	6%
Total expenses	174.4	170.6	3.8	2%
Net loss	$(15.0)	$(18.6)	$3.6

Tenant Reimbursements Revenue

Tenant reimbursements revenue decreased $1.7 million, or 4%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of a 2% decrease in occupancy.

Interest and Other Revenue

Interest and other revenue increased $9.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to proceeds totaling $9.3 million received from the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities.

Real Estate Taxes Expense

Real estate taxes expense increased $1.7 million, or 9%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increased property tax assessments at our Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Expense

Other expense increased $1.0 million, or 42%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of income tax provisions recorded related to the sale of artwork.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.2 million, or 4%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of decreased amortization of accrued in-place leases.

Interest Expense

Interest expense increased $2.9 million, or 6%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, mainly due to increases in LIBOR rates combined with an increase in debt outstanding at EY Plaza due to refinancing activity at the end of March 2018.

Discussion of Condensed Consolidated Cash Flows

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

	For the Six Months Ended		Dollar Change
	June 30, 2018	June 30, 2017
	(In thousands)
Net cash provided by operating activities	$9,315	$7,663	$1,652
Net cash used in investing activities	(35,270)	(26,522)	(8,748)
Net cash provided by financing activities	95,106	22,507	72,599

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the six months ended June 30, 2018 totaled $9.3 million, compared to net cash provided by operating activities of $7.7 million during the six months ended June 30, 2017. The $1.7 million increase is primarily due to changes in working capital.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $35.3 million during the six months ended June 30, 2018, compared to net cash used in investing activities of $26.5 million during the six months ended June 30, 2017. The $8.7 million increase is the result of an increase in expenditures for improvements to real estate, including atrium renovations and elevator upgrades at Wells Fargo Center totaling $3.9 million.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $95.1 million during the six months ended June 30, 2018, compared to net cash provided by financing activities of $22.5 million during the six months ended June 30, 2017. Net proceeds from the refinancing of the EY Plaza and Figueroa at 7th mortgage loans, partially offset by distributions to the Series B and senior participating preferred interests, was the main source of the net cash provided by financing activities during the six months ended June 30, 2018. Contributions from the Series B preferred interest, partially offset by cash used to refinance the Wells Fargo Center–North Tower mortgage loan, was the primary driver of net cash provided by financing activities during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, June 30, 2018 and December 31, 2017, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2018, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total

Principal payments on mortgage loans	$470,000	$470,000	$265,000	$450,000	$—	$458,500	$2,113,500
Interest payments –
Fixed-rate debt (1)	19,454	38,591	38,697	30,590	18,726	27,828	173,886
Variable-rate swapped to fixed-rate debt	4,580	9,073	8,926	—	—	—	22,579
Variable-rate debt (2)	22,957	8,949	2,108	—	—	—	34,014
Tenant-related commitments (3)	59,097	25,631	9,937	1,763	2,112	3,554	102,094
	$576,088	$552,244	$324,668	$482,353	$20,838	$489,882	$2,446,073
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2018 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2018.

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Property management fee expense	$1,993	$2,040	$3,925	$4,091
Asset management fee expense	1,582	1,582	3,165	3,165
General, administrative and reimbursable expenses	851	597	1,249	1,237
Leasing and construction management fees	634	700	917	847

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Insurance expense	$1,972	$1,947	$3,927	$3,880

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 27, 2018 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended June 30, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Restricted Cash to Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the condensed consolidated statement of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period.

Effective January 1, 2018, Brookfield DTLA adopted, on a modified retrospective basis, the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and also requires certain additional disclosures. The adoption of this pronouncement did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. The adoption of this guidance did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases, to amend the accounting guidance for leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on a principle of whether or not the lease is effectively a financed purchase. For all leases with a term greater than 12 months, lessees are required to record a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments on its balance sheet and will recognize lease expense generally on a straight‑line basis over the lease term in its statement of operations. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets or liabilities on its balance sheet. If a lessee makes this election, it will recognize lease expense for such leases using the effective interest method. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted.

We are currently evaluating the impact of the adoption of ASU 2016-02 on Brookfield DTLA’s consolidated financial statements, and we currently believe that the adoption of this standard will not significantly change the accounting for operating leases on Brookfield DTLA’s consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar manner. Under ASU 2016‑02, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, Brookfield DTLA may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In March 2018, the FASB finalized the changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate nonlease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where the Company is the lessor, we currently believe that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report nonlease components, such as common area maintenance revenue, for operating leases in our consolidated statement of operations. As a result, we currently believe that leases where the Company is the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an ASU codifying these changes. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients proposed in the standard and the changes approved by the FASB.

Other

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

Accounting Pronouncements Effective January 1, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period using a modified-retrospective approach. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Edward F. Beisner, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2018, the cumulative amount of unpaid dividends totaled $159.0 million.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 13, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 13, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
August 13, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of August 13, 2018

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ EDWARD F. BEISNER
Edward F. Beisner
Chief Financial Officer
(Principal financial officer)