Form 10-Q
period 2018-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2018-11-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,223,287	2,208,498
Tenant improvements	346,013	320,269
Investments in real estate, gross	2,796,855	2,756,322
Less: accumulated depreciation	398,813	342,465
Investments in real estate, net	2,398,042	2,413,857

Cash and cash equivalents	115,467	31,958
Restricted cash	41,855	35,547
Rents, deferred rents and other receivables, net	149,261	129,482
Intangible assets, net	47,729	58,289
Deferred charges, net	67,803	69,635
Prepaid and other assets, net	6,904	9,047
Total assets	$2,827,061	$2,747,815

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,135,397	$1,991,692
Accounts payable and other liabilities	69,938	80,810
Due to affiliates	5,354	11,273
Intangible liabilities, net	13,266	16,239
Total liabilities	$2,223,955	$2,100,014

Commitments and Contingencies (See Note 15)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2018 and December 31, 2017	$405,311	$391,400
Noncontrolling Interests:
Series A-1 preferred interest	396,419	383,510
Senior participating preferred interest	25,584	25,548
Series B preferred interest	187,678	190,291
Total mezzanine equity	1,014,992	990,749

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	194,210	194,210
Accumulated deficit	(290,673)	(256,877)
Accumulated other comprehensive income (loss)	667	(273)
Noncontrolling interest – Series B common interest	(316,090)	(280,008)
Total stockholders’ deficit	(411,886)	(342,948)
Total liabilities and deficit	$2,827,061	$2,747,815

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Rental income	$39,340	$40,628	$119,290	$120,843
Tenant reimbursements	25,320	24,368	71,401	72,138
Parking	9,423	9,216	27,894	27,785
Interest and other	3,068	2,855	17,971	8,286
Total revenue	77,151	77,067	236,556	229,052

Expenses:
Rental property operating and maintenance	26,154	25,422	74,062	73,332
Real estate taxes	9,754	9,886	30,370	28,806
Parking	2,368	2,196	7,497	6,926
Other expense	1,128	1,122	4,481	3,489
Depreciation and amortization	23,777	24,335	71,341	74,020
Interest	28,608	23,243	78,486	70,223
Total expenses	91,789	86,204	266,237	256,796

Net loss	(14,638)	(9,137)	(29,681)	(27,744)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	12,909	12,909
Senior participating preferred interest – redemption measurement adjustment	220	385	2,645	250
Series B preferred interest – current dividends	3,965	3,965	11,765	9,470
Series B common interest – allocation of net loss	(14,531)	(11,738)	(37,115)	(33,646)
Net loss attributable to Brookfield DTLA	(8,595)	(6,052)	(19,885)	(16,727)
Series A preferred stock – current dividends	4,637	4,637	13,911	13,911
Net loss available to common interest holders of Brookfield DTLA	$(13,232)	$(10,689)	$(33,796)	$(30,638)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(14,638)	$(9,137)	$(29,681)	$(27,744)

Other comprehensive income:
Derivative transactions:
Unrealized derivative holding gains	634	469	3,171	1,232
Reclassification adjustment for realized gains included in net loss	—	—	(1,198)	—
Total other comprehensive income	634	469	1,973	1,232

Comprehensive loss	(14,004)	(8,668)	(27,708)	(26,512)
Less: comprehensive loss attributable to noncontrolling interests	(5,711)	(2,840)	(8,763)	(10,372)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(8,293)	$(5,828)	$(18,945)	$(16,140)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net loss				(19,885)		(9,796)	(29,681)
Other comprehensive income					940	1,033	1,973
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(13,911)		(27,319)	(41,230)
Balance, September 30, 2018	1,000	$—	$194,210	$(290,673)	$667	$(316,090)	$(411,886)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(16,727)		(11,017)	(27,744)
Other comprehensive income					587	645	1,232
Dividends on Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(13,911)		(22,629)	(36,540)
Balance, September 30, 2017	1,000	$—	$194,210	$(245,902)	$(1,020)	$(268,775)	$(321,487)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(29,681)	$(27,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,341	74,020
Provision for (recovery of) doubtful accounts	108	(7)
Amortization of below-market leases/ above-market leases	145	(1,639)
Straight-line rent amortization	(9,314)	(6,989)
Amortization of tenant inducements	3,007	2,808
Amortization of debt issuance costs and discounts	8,053	4,659
Realized gain on interest rate swap	(1,198)	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(5,124)	(83)
Deferred charges, net	(3,510)	(5,600)
Prepaid and other assets, net	4,739	5,630
Accounts payable and other liabilities	(4,479)	5,117
Due to affiliates	(5,919)	(10,997)
Net cash provided by operating activities	28,168	39,175
Cash flows from investing activities:
Expenditures for real estate improvements	(57,016)	(54,308)
Net cash used in investing activities	(57,016)	(54,308)
Cash flows from financing activities:
Proceeds from mortgage loans	823,500	470,000
Principal payments on mortgage loans	(681,831)	(553,001)
Distributions to noncontrolling interests	(16,987)	(270)
Contributions from noncontrolling interests	—	112,012
Financing fees paid	(6,017)	(7,478)
Net cash provided by financing activities	118,665	21,263
Net change in cash, cash equivalents and restricted cash	89,817	6,130
Cash, cash equivalents and restricted cash at beginning of period	67,505	90,385
Cash, cash equivalents and restricted cash at end of period	$157,322	$96,515

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$72,974	$66,809

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$11,635	$19,526
Accrual for deferred leasing costs	5,487	3,204

Writeoff of fully depreciated buildings and improvements	$—	$3,992
Writeoff of fully depreciated tenant improvements	—	48,790
Writeoff of fully amortized deferred charges	—	17,867
Writeoff of fully amortized intangible assets	—	57,088
Writeoff of fully amortized intangible liabilities	—	16,320
Increase in fair value of interest rate swaps, net	1,973	1,232

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

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Restricted Cash to Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the condensed consolidated statement of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period. As a result, for the nine months ended September 30, 2017 the Company used net cash in investing activities of $54.3 million instead of $42.6 million as previously reported.

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

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC Topic 606. The adoption of this guidance did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842), to amend the accounting guidance for leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on a principle of whether or not the lease is effectively a financed purchase. For leases with a term greater than 12 months, lessees are required to record a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments on its balance sheet and will recognize lease expense generally on a straight‑line basis over the lease term in its statement of operations. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets or liabilities on its balance sheet. If a lessee makes this election, it will recognize lease expense for such leases using the effective interest method.

In July 2018, the FASB issued ASU 2018-11 that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provides a practical expedient for lessors that permits lessors to make an accounting policy election to not separate nonlease components from the associated lease components, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same, and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, Brookfield DTLA plans to elect the optional transition relief and apply the practical expedients provided by ASU 2018-11. As a result, leases where Brookfield DTLA is the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset.

In August 2018, the FASB released an exposure draft to amend ASU 2016-02 that clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and nonlease components. If the amendments are codified as currently drafted, we do not expect the amendments to have a material impact on Brookfield DTLA’s consolidated financial statements.

We are currently evaluating the impact of the adoption of the new lease standard on Brookfield DTLA’s consolidated financial statements, and we currently believe that the adoption of this standard will not significantly change the accounting for operating leases on Brookfield DTLA’s consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar manner. Under the new guidance, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, Brookfield DTLA may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients provided in the standard and the changes approved by the FASB.

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

Accounting Pronouncements Effective January 1, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In August 2018, the FASB released an exposure draft to amend ASU 2016-13. The proposed amendment would clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30, Leases—Lessor. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period using a modified-retrospective approach. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to amend the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 include new, modified and eliminated disclosure requirements and are the result of a broader disclosure project, FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, that was finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of the disclosure requirements in Topic 820. ASU 2018-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted for any eliminated or modified disclosures. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

Note 3—Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016

Cash and cash equivalents	$115,467	$31,958	$48,122	$30,301
Restricted cash	41,855	35,547	48,393	60,084
Total cash, cash equivalents and restricted cash	$157,322	$67,505	$96,515	$90,385

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

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017

Allowance for doubtful accounts	$314	$206
Accumulated amortization of tenant inducements	15,462	12,455

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
	127,713	127,713
Less: accumulated amortization	79,984	69,424
Intangible assets, net	$47,729	$58,289

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	46,295	43,322
Intangible liabilities, net	$13,266	$16,239

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Rental income	$(72)	$747	$(145)	$1,639
Depreciation and amortization expense	2,267	3,239	7,442	10,809

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2018, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2018, the next four years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2018	$875	$335	$778
2019	5,617	4,306	3,178
2020	4,972	3,415	2,972
2021	4,734	3,328	2,800
2022	4,022	3,050	2,493
Thereafter	5,532	7,543	1,045
	$25,752	$21,977	$13,266

Note 6—Deferred Charges, Net

Brookfield DTLA’s deferred charges are presented net of the following amounts in the condensed consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017

Accumulated amortization of deferred leasing costs	$47,313	$39,762

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	September 30, 2018	December 31, 2017
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	3.83%	$400,000	$—
Wells Fargo Center–North Tower (2)	10/9/2020	6.18%	65,000	—
Wells Fargo Center–North Tower (3)	10/9/2020	7.18%	35,000	—
Wells Fargo Center–South Tower (4)	12/6/2018	5.82%	250,000	250,000
777 Tower (5)	11/1/2018	4.29%	220,000	220,000
EY Plaza (6)	11/27/2020	6.65%	35,000	—
Total variable-rate loans			1,005,000	470,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.90%	230,000	—
Total floating-rate debt			1,235,000	470,000

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figueroa at 7th	3/1/2023	3.88%	58,500	—
Total fixed-rate debt			908,500	850,000

Debt Refinanced:
Wells Fargo Center–North Tower			—	470,000
EY Plaza			—	176,831
Figueroa at 7th			—	35,000
Total debt refinanced			—	681,831

Total debt			2,143,500	2,001,831
Less: unamortized debt issuance costs			8,103	10,139
Total debt, net			$2,135,397	$1,991,692
__________

(1)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(3)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(4)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. On November 5, 2018, Brookfield DTLA refinanced this mortgage loan. See Note 16 “Subsequent Events.”

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. On October 31, 2018, Brookfield DTLA extended the maturity date of this mortgage loan for a period of one year to November 1, 2019. See Note 16 “Subsequent Events.”

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

Wells Fargo Center–North Tower—

On September 21, 2018, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the Wells Fargo Center–North Tower office property and received net proceeds totaling $496.0 million, of which $470.0 million was used to repay the loans that previously encumbered the property, with the remainder to be used for general corporate purposes. The new $500.0 million loan is comprised of a $400.0 million mortgage loan, a $65.0 million mezzanine loan, and a $35.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.65%, 4.00%, and 5.00%, respectively, requires the payment of interest-only until maturity, and matures on October 9, 2020. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement), as long as the mezzanine loans are repaid on a pro rata basis with the mortgage loan, until October 9, 2019, after which the loan may be repaid without penalty. Brookfield DTLA has three options to extend the maturity dates of the mortgage and mezzanine loans, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended.

As required by the mortgage and mezzanine loan agreements, on September 21, 2018 the Company entered into derivative financial instruments to manage the risk of fluctuations in interest rates on its condensed consolidated statement of operations. See Note 13 “Financial Instruments.”

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of September 30, 2018, our debt to be repaid during the remainder of 2018, the next four years and thereafter is as follows (in thousands):

2018 (1)	$470,000
2019	—
2020	765,000
2021	450,000
2022	—
Thereafter	458,500
$2,143,500
__________

(1)
On October 31, 2018, Brookfield DTLA extended the maturity date of the $220.0 million mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. Additionally, on November 5, 2018, Brookfield DTLA refinanced the $250.0 million mortgage loan secured by the Wells Fargo Center–South Tower office property. See Note 16 “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2018, $601.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,084.0 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. Pursuant to the terms of the extension agreement, on October 15, 2018 the Company entered into an interest rate cap agreement with a notional amount of $220.0 million that limits the LIBOR portion of the interest rate on the mortgage loan to 5.75% through November 1, 2019, the final maturity date of the loan. See Note 16 “Subsequent Events.”

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling approximately $3 million in connection with this transaction.

The new $290.0 million mortgage loan is comprised of an initial advance amount of $253.0 million and a maximum future advance amount of $37.0 million that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements. The loan bears interest at a variable rate of LIBOR plus 1.80%, matures on November 4, 2021, and requires the payment of interest-only until maturity. The loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 5, 2019, after which the loan can be repaid without penalty. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year. See Note 16 “Subsequent Events.”

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2018 and were in compliance with the amounts required by the loan agreements.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of September 30, 2018 and December 31, 2017. Adjustments to increase the carrying amount to redemption value are recorded in the condensed consolidated statement of operations as a redemption measurement adjustment.

Series A Preferred Stock

As of September 30, 2018 and December 31, 2017, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

No dividends were declared on the Series A preferred stock during the nine months ended September 30, 2018 and 2017. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of September 30, 2018, the cumulative amount of unpaid dividends totals $162.1 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of September 30, 2018, the Series A preferred stock is reported at its redemption value of $405.3 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through September 30, 2018.

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

As of September 30, 2018, the Series A-1 preferred interest is reported at its redemption value of $396.4 million calculated using its liquidation value of $225.7 million plus $170.7 million of accumulated and unpaid dividends on such Series A-1 preferred interest through September 30, 2018.

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. As of September 30, 2018 and December 31, 2017, the senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

During the nine months ended September 30, 2018, Brookfield DTLA made distributions totaling $2.6 million to DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

As of September 30, 2018, the senior participating preferred interest is reported at its redemption value of $25.6 million using the value of the participating interest.

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

During the nine months ended September 30, 2018, Brookfield DTLA made distributions totaling $14.4 million to DTLA Holdings as preferred returns on the Series B preferred interest using cash on hand.

As of September 30, 2018, the Series B preferred interest is reported at its redemption value of $187.7 million calculated using its liquidation value of $174.8 million plus $12.9 million of accumulated and unpaid dividends on such Series B preferred interest through September 30, 2018.

Change in Mezzanine Equity

A summary of the change in mezzanine equity for the nine months ended September 30, 2018 is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Current dividends		13,911	12,909	—	11,765	38,585
Distributions to holders				(2,609)	(14,378)	(16,987)
Redemption measurement adjustment				2,645		2,645
Balance, September 30, 2018	9,730,370	$405,311	$396,419	$25,584	$187,678	$1,014,992

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

Note 10—Accumulated Other Comprehensive Income (Loss)

A summary of the change in accumulated other comprehensive income (loss) related to Brookfield DTLA’s cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Balance at beginning of period	$765	$(2,610)	$(574)	$(3,373)
Other comprehensive income before reclassifications	634	469	3,171	1,232
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,198)	—
Net current-period other comprehensive income	634	469	1,973	1,232
Balance at end of period	$1,399	$(2,141)	$1,399	$(2,141)

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

Brookfield DTLA recorded provisions for income taxes of $1.1 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively. The income tax provision for the nine months ended September 30, 2018 is primarily the result of a gain on the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA had no unrecognized tax benefits as of September 30, 2018 and December 31, 2017, and Brookfield DTLA does not expect its unrecognized tax benefits balance to change during the next 12 months. As of September 30, 2018, Brookfield DTLA’s 2013 tax period and 2014, 2015, 2016 and 2017 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities.

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

Brookfield DTLA’s net assets (liabilities) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
September 30, 2018	$2,597	$—	$2,597	$—
December 31, 2017	(574)	—	(574)	—

Interest rate caps at:
September 30, 2018	$64	$—	$64	$—
December 31, 2017	15	—	15	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value
	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$2,597	$(574)

Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as cash flow hedging instruments:
Interest rate swaps for the nine months ended:
September 30, 2018	$3,171	$1,198
September 30, 2017	1,232	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swaps—

As of September 30, 2018, Brookfield DTLA held the following interest rate swaps pursuant to the terms of the EY Plaza mortgage and mezzanine loan agreements (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Rate	Expiration Date

Interest rate swap	$173,678	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$227,884	2.25%	1.65%	3.90%

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

Interest Rate Caps—

Brookfield DTLA holds interest rate caps pursuant to the terms of certain of its mortgage loan agreements with the following notional amounts (in thousands):

	September 30, 2018	December 31, 2017

Wells Fargo Center–North Tower	$400,000	$370,000
Wells Fargo Center–North Tower	65,000	55,000
Wells Fargo Center–North Tower	35,000	45,000
Wells Fargo Center–South Tower	270,000	270,000
777 Tower	220,000	220,000
EY Plaza	35,000	—
	$1,025,000	$960,000

As required by the EY Plaza mezzanine loan agreement, on March 29, 2018 the Company entered into an interest rate cap agreement with a notional amount of $35.0 million that limits the LIBOR portion of the interest rate to 3.50%. The cap agreement expires on October 1, 2019.

As required by the Wells Fargo Center–North Tower mortgage and mezzanine loan agreements, on September 21, 2018 the Company entered interest rate cap agreements with notional amounts totaling $500.0 million that limit the LIBOR portion of the interest rates to 4.25%. The cap agreements expire on October 15, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Pursuant to the terms of the extension agreement, on October 15, 2018 the Company entered into an interest rate cap agreement with a notional amount of $220.0 million that limits the LIBOR portion of the interest rate on the 777 Tower mortgage loan to 5.75% through November 1, 2019, the final maturity date of the loan. See Note 16 “Subsequent Events.”

Pursuant to the terms of the mortgage loan agreement, on November 5, 2018 the Company entered into an interest rate cap agreement with a notional amount of $290.0 million that limits the LIBOR portion of the interest rate on the Wells Fargo Center–South Tower mortgage loan to 4.50%. The cap agreement expires on November 4, 2020. See Note 16 “Subsequent Events.”

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage loans are as follows (in thousands):

	September 30, 2018	December 31, 2017

Estimated fair value	$2,134,275	$2,003,600
Carrying amount	2,143,500	2,001,831

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

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Property management fee expense	$2,096	$2,021	$6,021	$6,112
Asset management fee expense	1,583	1,583	4,748	4,748
General, administrative and reimbursable expenses	716	623	1,965	1,860
Leasing commissions and construction management fees	989	634	1,906	1,481

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Insurance expense	$1,975	$1,948	$5,902	$5,828

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

Note 16—Subsequent Events

Debt Maturities

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. Pursuant to the terms of the extension agreement, on October 15, 2018 the Company entered into an interest rate cap agreement with a notional amount of $220.0 million that limits the LIBOR portion of the interest rate on the mortgage loan to 5.75% through November 1, 2019, the final maturity date of the loan.

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling approximately $3 million in connection with this transaction.

The new $290.0 million mortgage loan is comprised of an initial advance amount of $253.0 million and a maximum future advance amount of $37.0 million that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements. The loan bears interest at a variable rate of LIBOR plus 1.80%, matures on November 4, 2021, and requires the payment of interest-only until maturity. The loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 5, 2019, after which the loan can be repaid without penalty. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year. Pursuant to the terms of the mortgage loan agreement, on November 5, 2018 the Company entered into an interest rate cap agreement with a notional amount of $290.0 million that limits the LIBOR portion of the interest rate on the Wells Fargo Center–South Tower mortgage loan to 4.50%. The cap agreement expires on November 4, 2020.

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

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2018 and December 31, 2017, Brookfield DTLA had cash and cash equivalents totaling $115.5 million and $32.0 million, respectively.

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

Occupancy levels. The following table presents leasing information for Brookfield DTLA for executed leases as of September 30, 2018:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.7%	91.0%	$32,897,883	$25.71
Wells Fargo Center–North Tower	1,400,639	18.6%	87.4%	32,017,551	26.16
Gas Company Tower	1,345,163	17.9%	90.9%	30,686,885	25.10
EY Plaza	1,224,967	16.3%	90.6%	27,716,133	24.98
Wells Fargo Center–South Tower	1,124,960	14.9%	77.1%	22,082,287	25.47
777 Tower	1,024,835	13.6%	74.1%	19,711,946	25.94
	7,525,992	100.0%	85.9%	$165,112,685	$25.55
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2018. This amount reflects total base rent before any rent abatements as of September 30, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of September 30, 2018 for the twelve months ending September 30, 2019 are approximately $9.5 million, or $1.47 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA for executed leases at September 30, 2018, plus currently available space, for the remainder of 2018, each of the nine calendar years beginning January 1, 2019 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2018	108,202	1.7%	$2,045,009	1.2%	$18.90	$18.94
2019	479,508	7.4%	11,667,202	7.1%	24.33	24.95
2020	326,853	5.1%	8,429,283	5.1%	25.79	27.14
2021	350,990	5.4%	9,495,168	5.8%	27.05	29.71
2022	651,608	10.1%	17,485,449	10.6%	26.83	29.98
2023	879,374	13.6%	21,526,228	13.0%	24.48	28.19
2024	452,728	7.0%	12,106,132	7.3%	26.74	31.64
2025	705,219	10.9%	19,635,584	11.9%	27.84	32.90
2026	561,547	8.7%	12,887,351	7.8%	22.95	28.61
2027	178,866	2.7%	4,770,995	2.9%	26.67	35.73
Thereafter	1,767,664	27.4%	45,064,284	27.3%	25.49	38.59
Total expiring leases	6,462,559	100.0%	$165,112,685	100.0%	$25.55	$31.85
Currently available	1,063,433
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2018. This amount reflects total base rent before any rent abatements as of September 30, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of September 30, 2018 for the twelve months ending September 30, 2019 are approximately $9.5 million, or $1.47 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of September 30, 2018.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the nine months ended September 30, 2018. Management believes that on average our current rents are at market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA for the nine months ended September 30, 2018:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2017	6,530,729	86.8%
Expirations	(478,449)	(6.4)%
New leases	245,566	3.3%
Renewals	164,713	2.2%
Leased square feet as of September 30, 2018	6,462,559	85.9%

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

Contributions from DTLA Holdings—

Drawdowns under Capital Commitment—

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a preferred return, if and when called by New OP. The Company received no contributions under this commitment during the nine months ended September 30, 2018. As of November 13, 2018, $85.2 million is available to the Company under this commitment for future funding.

Other Contributions—

The Company received no other contributions during the nine months ended September 30, 2018.

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

Wells Fargo Center–North Tower—

On September 21, 2018, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the Wells Fargo Center–North Tower office property and received net proceeds totaling $496.0 million, of which $470.0 million was used to repay the loans that previously encumbered the property, with the remainder to be used for general corporate purposes.

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property. Under the new loan, a maximum future advance amount of $37.0 million is available that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements. See “Subsequent Events.”

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

At the time of the merger with MPG, DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return, if and when called by New OP. As of November 13, 2018, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA expects that leasing activities at its properties will require material amounts of cash for at least several years. Excluding tenant improvements and leasing commissions, Brookfield DTLA projects spending approximately $108 million over the next ten years, with the majority (approximately $91 million) over the next five years. The expected expenditures include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure lighting, and roof replacements.

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property. Under the new loan, a maximum future advance amount of $37.0 million is available that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements. See “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the $220.0 million mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. See “Subsequent Events.”

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling approximately $3 million in connection with this transaction. See “Subsequent Events.”

Distributions to DTLA Holdings—

During the nine months ended September 30, 2018, Brookfield DTLA made distributions totaling $14.4 million to DTLA Holdings as preferred returns on the Series B preferred interest and distributions totaling $2.6 million to DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of September 30, 2018, Brookfield DTLA’s debt was comprised of mortgage loans secured by seven properties. A summary of our debt as of September 30, 2018 is as follows (in millions, except percentage and year amounts):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42%	4.19%	4 years
Variable-rate swapped to fixed-rate	230.0	11%	3.90%	2 years
Variable-rate (1)	1,005.0	47%	4.79%	1 year
	$2,143.5	100%	4.44%	3 years
__________

(1)
On October 31, 2018, Brookfield DTLA extended the maturity date of the $220.0 million mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. Additionally, on November 5, 2018, Brookfield DTLA refinanced the $250.0 million mortgage loan secured by the Wells Fargo Center–South Tower office property. See “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2018 is as follows (in thousands, except percentage amounts):

	Interest Rate	Contractual Maturity Date	Principal Amount (1)	Annual Debt Service
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	3.83%	10/9/2020	$400,000	$15,545
Wells Fargo Center–North Tower (3)	6.18%	10/9/2020	65,000	4,075
Wells Fargo Center–North Tower (4)	7.18%	10/9/2020	35,000	2,549
Wells Fargo Center–South Tower (5)	5.82%	12/6/2018	250,000	14,752
777 Tower (6)	4.29%	11/1/2018	220,000	9,569
EY Plaza (7)	6.65%	11/27/2020	35,000	2,361
Total variable-rate loans			1,005,000	48,851

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.90%	11/27/2020	230,000	9,083
Total floating-rate debt			1,235,000	57,934

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figueroa at 7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,143,500	$96,525
Less: unamortized debt issuance costs			8,103
Total debt, net			$2,135,397
__________

(1)	Assuming no payment has been made in advance of its due date.

(2)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended.

(3)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(4)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of the loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(5)
This loan bears interest at LIBOR plus 3.69%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 3.00%. On November 5, 2018, Brookfield DTLA refinanced this mortgage loan. See “Subsequent Events.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap agreement that limits the LIBOR portion of the interest rate to 5.75%. On October 31, 2018, Brookfield DTLA extended the maturity date of this mortgage loan for a period of one year to November 1, 2019. See “Subsequent Events.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wells Fargo Center–North Tower—

On September 21, 2018, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the Wells Fargo Center–North Tower office property and received net proceeds totaling $496.0 million, of which $470.0 million was used to repay the loans that previously encumbered the property, with the remainder to be used for general corporate purposes. The new $500.0 million loan is comprised of a $400.0 million mortgage loan, a $65.0 million mezzanine loan, and a $35.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.65%, 4.00%, and 5.00%, respectively, requires the payment of interest-only until maturity, and matures on October 9, 2020. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement), as long as the mezzanine loans are repaid on a pro rata basis with the mortgage loan, until October 9, 2019, after which the loan may be repaid without penalty. Brookfield DTLA has three options to extend the maturity dates of the mortgage and mezzanine loans, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended.

Debt Maturities

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. See “Subsequent Events.”

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling approximately $3 million in connection with this transaction.

The new $290.0 million mortgage loan is comprised of an initial advance amount of $253.0 million and a maximum future advance amount of $37.0 million that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements. The loan bears interest at a variable rate of LIBOR plus 1.80%, matures on November 4, 2021, and requires the payment of interest-only until maturity. The loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 5, 2019, after which the loan can be repaid without penalty. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year. See “Subsequent Events.”

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

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2018 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Three Months Ended September 30, 2018 to September 30, 2017

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		(Decrease)/ Increase	% Change
	September 30,
	2018	2017
Revenue:
Rental income	$39.4	$40.6	$(1.2)	(3)%
Tenant reimbursements	25.3	24.3	1.0	4%
Parking	9.4	9.2	0.2	2%
Interest and other	3.1	2.9	0.2	7%
Total revenue	77.2	77.0	0.2	—%

Expenses:
Rental property operating and maintenance	26.2	25.4	0.8	3%
Real estate taxes	9.8	9.9	(0.1)	(1)%
Parking	2.4	2.2	0.2	9%
Other expense	1.1	1.1	—	—%
Depreciation and amortization	23.8	24.3	(0.5)	(2)%
Interest	28.6	23.2	5.4	23%
Total expenses	91.9	86.1	5.8	7%
Net loss	$(14.7)	$(9.1)	$(5.6)

Rental Income

Rental income decreased $1.2 million, or 3%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, mainly as a result of decreased rental rates.

Tenant Reimbursements

Tenant reimbursements revenue increased $1.0 million, or 4%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, largely as a result of an increase in operating expense recoveries.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Interest expense increased $5.4 million, or 23%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, mainly due to increases in LIBOR rates, an increase in debt outstanding at EY Plaza and Figueroa at 7th totaling $111.7 million from refinancing activity during the first quarter of 2018, and the writeoff of unamortized debt issuance costs in connection with the refinancing of Wells Fargo Center–North Tower mortgage and mezzanine loans at the end of September 2018.

Comparison of the Nine Months Ended September 30, 2018 to September 30, 2017

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		(Decrease)/ Increase	% Change
	September 30,
	2018	2017
Revenue:
Rental income	$119.3	$120.8	$(1.5)	(1)%
Tenant reimbursements	71.4	72.1	(0.7)	(1)%
Parking	27.9	27.8	0.1	—%
Interest and other	18.0	8.3	9.7	117%
Total revenue	236.6	229.0	7.6	3%

Expenses:
Rental property operating and maintenance	74.1	73.3	0.8	1%
Real estate taxes	30.4	28.8	1.6	6%
Parking	7.5	6.9	0.6	9%
Other expense	4.5	3.5	1.0	29%
Depreciation and amortization	71.3	74.0	(2.7)	(4)%
Interest	78.5	70.2	8.3	12%
Total expenses	266.3	256.7	9.6	4%
Net loss	$(29.7)	$(27.7)	$(2.0)

Rental Income

Rental income decreased $1.5 million, or 1%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, mainly due to a 1% decrease in occupancy.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue increased $9.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a $9.3 million gain on the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities.

Real Estate Taxes Expense

Real estate taxes expense increased $1.6 million, or 6%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased property tax assessments at our Figueroa at 7th retail property.

Other Expense

Other expense increased $1.0 million, or 29%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of income tax provisions recorded related to a $9.3 million gain on the sale of artwork.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.7 million, or 4%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of decreased amortization of accrued in-place lease intangible assets due to lease expirations.

Interest Expense

Interest expense increased $8.3 million, or 12%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, mainly due to increases in LIBOR rates, an increase in debt outstanding at EY Plaza and Figueroa at 7th totaling $111.7 million from refinancing activity during the first quarter of 2018, and the writeoff of unamortized debt issuance costs in connection with the refinancing of Wells Fargo Center–North Tower mortgage and mezzanine loans at the end of September 2018.

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

The following summary discussion of Brookfield DTLA’s cash flow is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flow for the periods presented below. A summary of changes in the Company’s cash flows is as follows (in thousands):

	For the Nine Months Ended		Dollar Change
	September 30,
	2018	2017

Net cash provided by operating activities	$28,168	$39,175	$(11,007)
Net cash used in investing activities	(57,016)	(54,308)	(2,708)
Net cash provided by financing activities	118,665	21,263	97,402

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2018 totaled $28.2 million, compared to net cash provided by operating activities of $39.2 million during the nine months ended September 30, 2017. The $11.0 million decrease is primarily due to changes in working capital.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $57.0 million during the nine months ended September 30, 2018, compared to net cash used in investing activities of $54.3 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company continued the atrium renovations and elevator upgrades at Wells Fargo Center totaling $9.7 million.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by our loan activity, less any dividends and distributions paid to stockholders and distributions to affiliated companies, if any. Net cash provided by financing activities totaled $118.7 million during the nine months ended September 30, 2018, compared to net cash provided by financing activities of $21.3 million during the nine months ended September 30, 2017. Net proceeds from the refinancing of the Wells Fargo Center–North Tower, EY Plaza and Figueroa at 7th mortgage loans, partially offset by distributions to the Series B and senior participating preferred interests, were the main source of the net cash provided by financing activities during the nine months ended September 30, 2018. Contributions from the Series B preferred interest, partially offset by cash used to refinance the Wells Fargo Center–North Tower mortgage loan, were the primary driver of net cash provided by financing activities during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, September 30, 2018 and December 31, 2017, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2018, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total

Principal payments on mortgage loans (1)	$470,000	$—	$765,000	$450,000	$—	$458,500	$2,143,500
Interest payments –
Fixed-rate debt (2)	9,727	38,591	38,697	30,590	18,726	27,828	164,159
Variable-rate swapped to fixed-rate debt	2,192	9,083	8,980	—	—	—	20,255
Variable-rate debt (3)	9,729	24,530	19,337	—	—	—	53,596
Tenant-related commitments (4)	61,628	32,368	9,937	1,763	2,062	3,474	111,232
	$553,276	$104,572	$841,951	$482,353	$20,788	$489,802	$2,492,742
__________

(1)
On October 31, 2018, Brookfield DTLA extended the maturity date of the $220.0 million mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. Additionally, on November 5, 2018 Brookfield DTLA refinanced the $250.0 million mortgage loan secured by the Wells Fargo Center–South Tower office property. See “Subsequent Events.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of September 30, 2018 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2018.

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

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Property management fee expense	$2,096	$2,021	$6,021	$6,112
Asset management fee expense	1,583	1,583	4,748	4,748
General, administrative and reimbursable expenses	716	623	1,965	1,860
Leasing commissions and construction management fees	989	634	1,906	1,481

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Insurance expense	$1,975	$1,948	$5,902	$5,828

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings.”

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 27, 2018 for a discussion of our critical accounting policies for “Business Combinations,” “Consolidation,” “Impairment Evaluation,” “Revenue Recognition,” and “Allowance for Doubtful Accounts.” There have been no changes to these policies during the three months ended September 30, 2018.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Restricted Cash to Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to show the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on a retrospective basis. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017. As a result of the adoption of ASU 2016-18, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the condensed consolidated statement of cash flows since such balances are now included in total cash at both the beginning and end of the reporting period.

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

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC Topic 606. The adoption of this guidance did not have an impact on Brookfield DTLA’s condensed consolidated financial statements.

Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842), to amend the accounting guidance for leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on a principle of whether or not the lease is effectively a financed purchase. For leases with a term greater than 12 months, lessees are required to record a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments on its balance sheet and will recognize lease expense generally on a straight‑line basis over the lease term in its statement of operations. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset not to recognize lease assets or liabilities on its balance sheet. If a lessee makes this election, it will recognize lease expense for such leases using the effective interest method.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In July 2018, the FASB issued ASU 2018-11 that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provides a practical expedient for lessors that permits lessors to make an accounting policy election to not separate nonlease components from the associated lease components, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same, and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, Brookfield DTLA plans to elect the optional transition relief and apply the practical expedients provided by ASU 2018-11. As a result, leases where Brookfield DTLA is the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset.

In August 2018, the FASB released an exposure draft to amend ASU 2016-02 that clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and nonlease components. If the amendments are codified as currently drafted, we do not expect the amendments to have a material impact on Brookfield DTLA’s consolidated financial statements.

We are currently evaluating the impact of the adoption of the new lease standard on Brookfield DTLA’s consolidated financial statements, and we currently believe that the adoption of this standard will not significantly change the accounting for operating leases on Brookfield DTLA’s consolidated balance sheet where we are the lessor, and that such leases will be accounted for in a similar manner. Under the new guidance, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, Brookfield DTLA may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred.

ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients provided in the standard and the changes approved by the FASB.

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

Accounting Pronouncements Effective January 1, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In August 2018, the FASB released an exposure draft to amend ASU 2016-13. The proposed amendment would clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30, Leases—Lessor. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period using a modified-retrospective approach. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to amend the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 include new, modified and eliminated disclosure requirements and are the result of a broader disclosure project, FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, that was finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of the disclosure requirements in Topic 820. ASU 2018-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted for any eliminated or modified disclosures. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Events

Debt Maturities

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. Pursuant to the terms of the extension agreement, on October 15, 2018 the Company entered into an interest rate cap agreement with a notional amount of $220.0 million that limits the LIBOR portion of the interest rate on the mortgage loan to 5.75% through November 1, 2019, the final maturity date of the loan.

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DLTA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling approximately $3 million in connection with this transaction.

The new $290.0 million mortgage loan is comprised of an initial advance amount of $253.0 million and a maximum future advance amount of $37.0 million that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements. The loan bears interest at a variable rate of LIBOR plus 1.80%, matures on November 4, 2021, and requires the payment of interest-only until maturity. The loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until November 5, 2019, after which the loan can be repaid without penalty. Brookfield DTLA has two options to extend the maturity date of the loan, each for a period of one year. Pursuant to the terms of the mortgage loan agreement, on November 5, 2018 the Company entered into an interest rate cap agreement with a notional amount of $290.0 million that limits the LIBOR portion of the interest rate on the Wells Fargo Center–South Tower mortgage loan to 4.50%. The cap agreement expires on November 4, 2020.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2018, the cumulative amount of unpaid dividends totaled $163.6 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 13, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 13, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
November 13, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of November 13, 2018

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)