Form 10-K
period 2018-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2019-04-01
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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
None
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2018 was $0.
As of March 29, 2019, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE
None.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc.

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P., a limited partnership under the Laws of Bermuda (“BPY”), which in turn is the flagship listed real estate company of Brookfield Asset Management Inc., a corporation under the Laws of Canada (“BAM”).

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property located in the Los Angeles Central Business District (the “LACBD”) and other investments.

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

Segment, Geographical and Tenant Concentration Information

Segment Information—

Brookfield DTLA currently operates in a single reportable segment referred to as its office segment, which includes the operation and management of commercial office properties. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s consolidated operations based on geography, size or type. Brookfield DTLA’s operating properties have similar economic characteristics and provide similar products and services to tenants. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the year ended December 31, 2018.

During the year ended December 31, 2018, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 98% of Brookfield DTLA’s consolidated revenue during the year ended December 31, 2018.

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

Insurance

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties.

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

Employees

As of December 31, 2018, Brookfield DTLA had no employees. The operations and activities of Brookfield DTLA are managed by employees of the Manager.

Corporate Offices

BPY owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, NY 10281, telephone number 212-417-7000. Brookfield DTLA believes that BPY’s current facilities are adequate for Brookfield DTLA’s present needs.

Available Information

Brookfield DTLA files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). Such filings are available free of charge through our website, www.dtlaofficefund.com, under “Reports & Filings”, as soon as reasonably practicable after the electronic filing of these reports is made with the SEC. The public may obtain information on the operation of the Office of Investor Education and Advocacy by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy details and other information regarding issuers that file electronically with the SEC at www.sec.gov. We have included the web addresses of Brookfield DTLA and the SEC as inactive textual references only. Except as specifically incorporated by reference into this document, information on these websites is not part of this document. Stockholders may also obtain a copy of Brookfield DTLA’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements (if any), Information Statements and amendments to those reports by sending a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

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

The following is a discussion of the risk factors that Brookfield DTLA’s management believes are material to Brookfield DTLA at this time. These risks and uncertainties are not the only ones facing Brookfield DTLA and there may be additional matters that Brookfield DTLA is unaware of or that Brookfield DTLA currently considers immaterial. In addition to the other information included in this Annual Report on Form 10-K, including the matters addressed above, you should carefully consider the following risk factors. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A preferred stock could decline and stockholders could lose part or all of their investment.

As used in this section, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA together with its direct and indirect subsidiaries, and the term “stockholders” means the holders of the Series A preferred stock.

RISKS RELATED TO THE OWNERSHIP OF BROOKFIELD DTLA SERIES A PREFERRED STOCK

Brookfield DTLA is dependent upon the assets and operations of its direct and indirect subsidiaries. Brookfield DTLA is a holding company and does not own any material assets other than the equity interests of its subsidiaries, which conduct all of the Company’s operations. As a result, distributions or advances from the Company’s subsidiaries will be the primary source of funds available to meet the obligations of the Company, including any obligation to pay dividends, if declared, or other distributions in respect of the Series A preferred stock. Our current and future obligations and liabilities may limit, and the terms of certain of the equity interests issued in connection with the transactions immediately following the consummation of the merger will limit, the amount of funds available to Brookfield DTLA for any purpose, including for dividends or distributions to holders of its capital stock, including the Series A preferred stock.

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), for which it will be entitled to receive a preferred return. As of December 31, 2018 and the date of this report, $85.2 million is available to the Company under this commitment for future funding.

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

Brookfield DTLA’s charter contains provisions that may delay, defer or prevent transactions that may be beneficial to the holders of the Company Series A preferred stock. Brookfield DTLA’s charter contains provisions that are intended to, among other purposes, assist it in qualifying as a REIT. The charter provides that subject to certain exceptions, including exemptions that may be granted by the board of directors of Brookfield DTLA under certain circumstances, no person or entity may beneficially own or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Brookfield DTLA’s common stock or Series A preferred stock. Any attempt to own or transfer shares of Brookfield DTLA’s common stock or Series A preferred stock in excess of the applicable ownership limit without the consent of the board of directors of Brookfield DTLA either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such shares will not have any rights in such shares, or in the transfer being void. These restrictions on transferability and ownership will not apply if the board of directors of Brookfield DTLA determines that it is no longer in the Company’s best interests to attempt to qualify, or to continue to qualify, as a REIT or if the board of directors of Brookfield DTLA determines that such restrictions are no longer necessary to maintain REIT status. The ownership limit may delay or impede a transaction or a change in control that might be in the best interests of the Brookfield DTLA’s stockholders, including the holders of the Series A preferred stock.

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

Members of Brookfield DTLA’s management team have competing duties to other entities. Brookfield DTLA’s executive officers are employees of the Manager and therefore do not spend all of their time managing the Company’s activities and real estate portfolio. Many of Brookfield DTLA’s executive officers allocate most of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to Brookfield DTLA’s affairs. Accordingly, Brookfield DTLA competes with BAM, its affiliates and possibly other entities for the time and attention of these officers.

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

Our substantial indebtedness may adversely affect our operating results and financial condition, and may limit our flexibility to operate our business. Brookfield DTLA currently has aggregate consolidated indebtedness totaling $2.2 billion. After payments of principal and interest on our indebtedness, we may not have sufficient cash resources to operate our properties or meet all of our other obligations. Certain of our indebtedness include lockbox and other cash management provisions, which, under certain circumstances, could limit our ability to utilize available cash flow from the relevant properties. There can be no assurance that terms of debt we incur in the future or modifications to existing debt will not significantly limit our operating and financial flexibility, which may in turn limit our ability to efficiently respond and adapt to changes or competition in our business.

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

Brookfield DTLA is subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future. All of Brookfield DTLA’s $2.2 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events occur. Although these events differ from loan to loan, some of the common events include: the special purpose property-owning subsidiary of DTLA Holdings or DTLA Holdings filing a voluntary petition for bankruptcy; the special purpose property‑owning subsidiary of DTLA Holdings’ failure to maintain its status as a special purpose entity; subject to certain conditions, the special purpose property-owning subsidiary of DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and subject to certain conditions, the special purpose property-owning subsidiary of DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of DTLA Holdings or Brookfield DTLA. In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

Increasing utility costs in California may have an adverse effect on our operating results and occupancy levels. The State of California continues to experience issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity and natural gas have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State of California is not able to effectively manage its utility needs may reduce demand for leased space in California office properties. A significant reduction in demand for office space could adversely affect our financial condition and results of operations.

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

Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. The Manager maintains insurance on Brookfield DTLA’s properties in amounts and with deductibles that it believes are in line with coverage maintained by owners of similar types of properties; however, the insurance maintained by the Manager may not cover all potential losses Brookfield DTLA might experience. There also are certain types of risks (such as war or acts of terrorism, or environmental contamination, such as toxic mold) that are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, one or more of its properties, and would continue to be obligated to repay any recourse mortgage indebtedness on such properties. Any of these events could adversely impact the Company’s business, financial condition and results of operations.

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

In connection with its due diligence of MPG prior to entering into the Merger Agreement, initial environmental tests were conducted at certain of MPG’s Downtown Los Angeles properties and a widely used commercial building material used in certain of MPG’s Downtown Los Angeles properties was found to contain ACBM. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future and future laws, ordinances or regulations may impose material additional environmental liability.

Losses resulting from the breach of our loan document representations related to environmental issues or hazardous substances will generally be recourse to Brookfield DTLA or one of its subsidiaries pursuant to “non-recourse carve out” guarantees and therefore present a risk to Brookfield DTLA should a special purpose property-owning subsidiary of DTLA Holdings be unable to cover such a loss. We cannot assure our stockholders that costs of future environmental compliance will not affect our ability to pay dividends or distributions to our stockholders, including on the Series A preferred stock, or such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Climate change may adversely impact our operations and markets. There is significant concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of climate stress events. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in intense precipitation and extreme heat events, as well as tropical and non-tropical storms. The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively impact our financial performance. To the extent these events result in significant damage to or closure of one or more of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage and increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

Historical Percentage Leased and Rental Rates

The following table sets forth, as of the dates indicated, the percentage leased, annualized rent, and annualized rent per square foot of executed leases at Brookfield DTLA’s properties:

	Percentage Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

December 31, 2018	86.3%	$167,124,493	$25.74
December 31, 2017	86.8%	163,123,792	24.98
December 31, 2016	87.9%	160,894,418	24.31
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2018 for the twelve months ending December 31, 2019 are approximately $12.3 million, or $1.89 per leased square foot. Total abatements for executed leases as of December 31, 2017 for the twelve months ended December 31, 2018 were approximately $13.2 million, or $2.03 per leased square foot. Total abatements for executed leases as of December 31, 2016 for the twelve months ended December 31, 2017 were approximately $11.5 million, or $1.73 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2018:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2017	6,530,729	86.8%
Expirations	(670,907)	(8.9)%
New leases	334,293	4.4%
Renewals	299,365	4.0%
Leased square feet as of December 31, 2018	6,493,480	86.3%

Property Statistics

The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2018:

				Square Feet
Property	Number of Buildings	Number of Tenants	Year Acquired	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	29	2006	1,405,428	18.7%	91.5%	$33,172,530	$25.79
Wells Fargo Center–North Tower	2	35	2013	1,400,639	18.6%	87.2%	32,251,343	26.41
Gas Company Tower	1	30	2013	1,345,163	17.9%	91.8%	31,123,507	25.21
EY Plaza	1	83	2006	1,224,967	16.3%	90.9%	27,917,936	25.08
Wells Fargo Center–South Tower	1	20	2013	1,124,960	14.9%	76.9%	22,454,848	25.97
777 Tower	1	47	2013	1,024,835	13.6%	75.5%	20,204,329	26.12
	7	244		7,525,992	100.0%	86.3%	$167,124,493	$25.74
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2018. This amount reflects total base rent before any rent abatements as of December 31, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2018 for the twelve months ending December 31, 2019 are approximately $12.3 million, or $1.89 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2018.

Tenant Information

As of December 31, 2018, Brookfield DTLA’s properties were leased to 244 tenants. The following table sets forth the annualized rent and leased rentable square feet of our ten largest tenants as of December 31, 2018:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased RSF	% of Total Leased RSF	Year of Expiry

1	Latham & Watkins LLP	$12,444,278	7.5%	399,820	6.2%	Various
2	Southern California Gas Company	9,830,675	5.9%	461,862	7.1%	Various
3	The Capital Group Companies	9,520,735	5.7%	429,955	6.6%	Various
4	Wells Fargo Bank National Association	7,402,208	4.4%	314,447	4.8%	2023
5	Gibson, Dunn & Crutcher LLP	7,400,662	4.4%	269,173	4.2%	2022
6	Bank of America N.A.	6,911,368	4.1%	209,544	3.2%	Various
7	Oaktree Capital Management, L.P.	5,444,694	3.3%	207,259	3.2%	2030
8	Shepard, Mullin, Richter	4,447,467	2.7%	173,959	2.7%	2025
9	Ernst & Young U.S. LLP	3,541,414	2.1%	129,737	2.0%	Various
10	Sidley Austin (CA) LLP	3,366,525	2.0%	135,798	2.1%	2024
		$70,310,026	42.1%	2,731,554	42.1%
__________

(1)
Annualized rent is calculated as contractual base rent under executed leases as of December 31, 2018. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding the lease expirations of our ten largest tenants as of December 31, 2018 (in thousands, except years):

		Rentable Leased Square Feet as of December 31, 2018
Tenant		2019	2020	2021	2022	2023	2024	Beyond	Year of Final Expiry

1	Latham & Watkins LLP	26	—	64	—	—	—	310	2031
2	Southern California Gas Company	56	—	—	—	—	—	406	2026
3	The Capital Group Companies	52	—	—	54	—	—	324	2033
4	Wells Fargo Bank National Association	—	—	—	—	315	—	—	2023
5	Gibson, Dunn & Crutcher LLP	—	—	—	269	—	—	—	2022
6	Bank of America N.A.	—	—	—	—	—	—	209	2029
7	Oaktree Capital Management, L.P.	—	—	—	—	—	—	207	2030
8	Shepard, Mullin, Richter	—	—	—	—	—	—	174	2025
9	Ernst & Young U.S. LLP	9	—	—	—	—	—	121	2032
10	Sidley Austin (CA) LLP	—	—	—	—	—	136	—	2024
	Leased square feet expiring by year	143	—	64	323	315	136	1,751
	Percentage of leased square feet expiring by year	2.2%	—%	1.0%	5.0%	4.8%	2.1%	27.0%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2018, plus currently available space, for each of the ten calendar years beginning January 1, 2019 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2019	416,648	6.4%	$9,362,016	5.6%	$22.47	$22.73
2020	351,363	5.4%	9,261,743	5.5%	26.36	27.49
2021	351,438	5.4%	9,394,433	5.6%	26.73	29.17
2022	653,793	10.1%	17,845,964	10.7%	27.30	30.03
2023	912,138	14.1%	22,462,179	13.4%	24.63	28.24
2024	528,022	8.1%	14,218,042	8.5%	26.93	31.84
2025	713,794	11.0%	19,905,208	11.9%	27.89	32.94
2026	580,002	8.9%	13,639,682	8.2%	23.52	28.79
2027	179,966	2.8%	4,827,011	2.9%	26.82	35.74
2028	20,434	0.3%	576,433	0.4%	28.21	39.85
Thereafter	1,785,882	27.5%	45,631,782	27.3%	25.55	38.69
Total expiring leases	6,493,480	100.0%	$167,124,493	100.0%	$25.74	$32.05
Currently available	1,032,512
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2018. This amount reflects total base rent before any rent abatements as of December 31, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2018 for the twelve months ending December 31, 2019 are approximately $12.3 million, or $1.89 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2018.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2018, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of December 31, 2018 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42%	4.19%	4 years
Variable-rate swapped to fixed-rate	230.0	11%	3.90%	2 years
Variable-rate (1)	1,013.2	47%	4.57%	2 years
	$2,151.7	100%	4.34%	3 years
__________

(1)
As of December 31, 2018 and the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated operating and financial data for Brookfield DTLA (in thousands):

	For the Year Ended December 31,
	2018	2017	2016	2015	2014

Operating Results
Total revenue	$315,680	$306,322	$310,692	$299,090	$294,161
Total expenses	360,337	343,959	348,859	339,444	347,153
Net loss	(44,657)	(37,637)	(38,167)	(40,354)	(52,992)
Net income (loss) attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,306	17,213	17,213	17,213	17,213
Senior participating preferred interest – current dividends	—	—	—	2,321	10,044
Senior participating preferred interest – redemption measurement adjustment	1,482	479	2,428	6,625	2,256
Series B preferred interest – current preferred return	17,961	13,435	2,084	—	—
Series B common interest – allocation of net income (loss)	28,343	(45,699)	(41,055)	(44,521)	(52,891)
Net loss attributable to Brookfield DTLA	(109,749)	(23,065)	(18,837)	(21,992)	(29,614)
Series A preferred stock – current dividends	18,532	18,548	18,548	18,548	18,548
Net loss available to common interest holders of Brookfield DTLA	$(128,281)	$(41,613)	$(37,385)	$(40,540)	$(48,162)

Other Information
Cash flows provided by operating activities	$17,389	$31,786	$35,828	$29,991	$22,962
Cash flows used in investing activities (1)	(90,065)	(74,696)	(57,350)	(58,061)	(43,729)
Cash flows provided by (used in) financing activities	110,941	20,030	4,341	(36,486)	(25,979)
__________

(1)
In January 2018, Brookfield DTLA adopted the guidance in Accounting Standards Update (“ASU”) 2016-18, Restricted Cash, which requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown in the statement of cash flows. Therefore, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the Company’s consolidated statement of cash flows since such balances are now combined with cash and cash equivalents at both the beginning and end of the reporting period. We have retroactively restated the 2017, 2016, 2015 and 2014 consolidated statements of cash flows by reclassifying the decrease or (increase) in restricted cash of $24.5 million, $(6.3) million, $(6.7) million and $(24.3) million, respectively, from cash flows used in investing activities to net change in cash, cash equivalents and restricted cash.

The following table sets forth selected consolidated balance sheet data for Brookfield DTLA (in thousands):

	As of December 31,
	2018	2017	2016	2015	2014 (1)

Financial Position
Investments in real estate, net	$2,416,245	$2,413,857	$2,411,624	$2,419,119	$2,430,314
Total assets	2,795,658	2,747,815	2,769,959	2,798,010	2,873,808
Mortgage loans, net	2,140,724	1,991,692	2,076,804	2,111,405	2,107,007
Total liabilities	2,220,690	2,100,014	2,198,862	2,255,952	2,232,606
Mezzanine equity	1,015,889	990,749	829,532	726,595	739,600
Stockholders’ deficit	(440,921)	(342,948)	(258,435)	(184,537)	(98,398)
__________

(1)
In December 2015, Brookfield DTLA adopted the guidance in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We have retroactively restated the 2014 consolidated balance sheet by reclassifying unamortized debt issuance costs of $4.1 million from total assets to mortgage loans, net in accordance with this guidance. We have also reduced total liabilities by $4.1 million in the 2014 consolidated balance sheet.

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

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P., a limited partnership under the Laws of Bermuda (“BPY”), which in turn is the flagship listed real estate company of Brookfield Asset Management Inc., a corporation under the Laws of Canada (“BAM”).

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property located in the Los Angeles Central Business District (the “LACBD”) and other investments.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. See “—Potential Uses of Liquidity—Property Operations” below.

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

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2018 and 2017, Brookfield DTLA had cash and cash equivalents totaling $80.4 million and $32.0 million, respectively.

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

Occupancy levels. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2018:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.7%	91.5%	$33,172,530	$25.79
Wells Fargo Center–North Tower	1,400,639	18.6%	87.2%	32,251,343	26.41
Gas Company Tower	1,345,163	17.9%	91.8%	31,123,507	25.21
EY Plaza	1,224,967	16.3%	90.9%	27,917,936	25.08
Wells Fargo Center–South Tower	1,124,960	14.9%	76.9%	22,454,848	25.97
777 Tower	1,024,835	13.6%	75.5%	20,204,329	26.12
	7,525,992	100.0%	86.3%	$167,124,493	$25.74
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2018. This amount reflects total base rent before any rent abatements as of December 31, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2018 for the twelve months ending December 31, 2019 are approximately $12.3 million, or $1.89 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2018, plus currently available space, for each of the ten calendar years beginning January 1, 2019 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2019	416,648	6.4%	$9,362,016	5.6%	$22.47	$22.73
2020	351,363	5.4%	9,261,743	5.5%	26.36	27.49
2021	351,438	5.4%	9,394,433	5.6%	26.73	29.17
2022	653,793	10.1%	17,845,964	10.7%	27.30	30.03
2023	912,138	14.1%	22,462,179	13.4%	24.63	28.24
2024	528,022	8.1%	14,218,042	8.5%	26.93	31.84
2025	713,794	11.0%	19,905,208	11.9%	27.89	32.94
2026	580,002	8.9%	13,639,682	8.2%	23.52	28.79
2027	179,966	2.8%	4,827,011	2.9%	26.82	35.74
2028	20,434	0.3%	576,433	0.4%	28.21	39.85
Thereafter	1,785,882	27.5%	45,631,782	27.3%	25.55	38.69
Total expiring leases	6,493,480	100.0%	$167,124,493	100.0%	$25.74	$32.05
Currently available	1,032,512
Total rentable square feet	7,525,992
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2018. This amount reflects total base rent before any rent abatements as of December 31, 2018 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2018 for the twelve months ending December 31, 2019 are approximately $12.3 million, or $1.89 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2018.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the year ended December 31, 2018. Management believes that on average our current rents are at market in the LACBD.

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2018:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2017	6,530,729	86.8%
Expirations	(670,907)	(8.9)%
New leases	334,293	4.4%
Renewals	299,365	4.0%
Leased square feet as of December 31, 2018	6,493,480	86.3%

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

Contributions from DTLA Holdings—

Drawdowns under Capital Commitment—

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a market rate of return determined at the time of contribution (“preferred return”).

During the years ended December 31, 2017 and 2016, the Company received cash contributions totaling $111.5 million and $63.3 million, respectively, from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return. The Company used the funds received during the year ended December 31, 2017 to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan, including a principal paydown and transaction costs, and for general corporate purposes. During the year ended December 31, 2016, the Company used the funds received to pay for costs associated with the refinancing of the Wells Fargo Center–South Tower and Gas Company Tower mortgage loans, including principal paydowns and funding of loan reserves, and for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company received no contributions under this commitment during the year ended December 31, 2018. As of December 31, 2018 and the date of this report, $85.2 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to amounts received under the commitment described above, during the years ended December 31, 2018, 2017 and 2016, the Company received cash contributions of $1.6 million, $0.5 million and $2.5 million, respectively, from DTLA Holdings that were used for general corporate purposes.

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

EY Plaza—

On March 29, 2018, Brookfield DTLA refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $263.4 million, of which $175.8 million was used to repay the mortgage loan that previously encumbered the property, with the remainder used for general corporate purposes.

Wells Fargo Center–North Tower—

On September 21, 2018, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the Wells Fargo Center–North Tower office property and received net proceeds totaling $496.0 million, of which $470.0 million was used to repay the loans that previously encumbered the property, with the remainder used for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property. Under the new loan, a maximum future advance amount of $37.0 million was available that could be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

During the year ended December 31, 2018, the Company received $5.2 million from the lender for approved leasing costs. As of December 31, 2018 and the date of this report, an advance amount of $31.8 million remains available under this loan that can be drawn to fund future approved leasing costs.

Potential Uses of Liquidity—

The following are the projected uses, and some of the potential uses, of cash in the near term.

Property Operations—

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. Should the cash generated by Brookfield DTLA’s properties not be sufficient to fund their operations, such cash would be provided by DTLA Holdings or another source of funds available to the Company or, if such cash were not made available, the Company might not have sufficient cash to funds its operations.

At the time of the merger with MPG, DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for up to $260.0 million of its future cash needs, for which it will be entitled to receive a preferred return. As of December 31, 2018 and the date of this report, $85.2 million is available to the Company under this commitment for future funding.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. Brookfield DTLA projects spending approximately $412 million over the next five years consisting of $82 million for capital expenditures, $233 million for tenant improvements, and $97 million for leasing costs. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure lighting, and roof replacements.

On November 5, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property. Under the new loan, a maximum future advance amount of $37.0 million was available that could be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

During the year ended December 31, 2018, the Company received $5.2 million from the lender for approved leasing costs. As of December 31, 2018 and the date of this report, an advance amount of $31.8 million remains available under this loan that can be drawn to fund future approved leasing costs.

Payments in Connection with Loans—

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property and incurred costs totaling approximately $0.8 million in connection with this transaction that were paid using cash on hand.

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling $3.5 million in connection with this transaction, of which $3.0 million were paid using proceeds from the refinancing and $0.5 million using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of December 31, 2018, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of December 31, 2018, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Distributions to DTLA Holdings—

During the years ended December 31, 2018, 2017 and 2016, the Company made distributions using cash on hand totaling $30.1 million, $0.5 million and $0.6 million, respectively, to DTLA Holdings related to the Series B preferred and senior participating preferred interests during 2018 and the senior participating preferred interest during 2017 and 2016, respectively.

Indebtedness

As of December 31, 2018, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of December 31, 2018 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42%	4.19%	4 years
Variable-rate swapped to fixed-rate	230.0	11%	3.90%	2 years
Variable-rate (1)	1,013.2	47%	4.57%	2 years
	$2,151.7	100%	4.34%	3 years
__________

(1)
As of December 31, 2018 and the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2018 is as follows (in thousands, except percentage amounts and dates):

	Interest Rate	Contractual Maturity Date	Principal Amount	Annual Debt Service (1)
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	4.11%	10/9/2020	$400,000	$16,652
Wells Fargo Center–North Tower (3)	6.46%	10/9/2020	65,000	4,255
Wells Fargo Center–North Tower (4)	7.46%	10/9/2020	35,000	2,646
Wells Fargo Center–South Tower (5)	4.15%	11/4/2021	258,186	10,862
777 Tower (6)	4.53%	11/1/2019	220,000	10,104
EY Plaza (7)	6.90%	11/27/2020	35,000	2,448
Total variable-rate loans			1,013,186	46,967

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.90%	11/27/2020	230,000	9,091
Total floating-rate debt			1,243,186	56,058

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figueroa at 7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,151,686	$94,649
Less: unamortized debt issuance costs			10,962
Total debt, net			$2,140,724
__________

(1)
Annual debt service for variable-rate loans is calculated using the one-month LIBOR rate in place on the debt as of December 31, 2018 plus the contractual spreads per the loan agreements. Annual debt service for fixed-rate loans is calculated based on contractual interest rates per the loan agreements.

(2)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended.

(3)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(4)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(5)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of December 31, 2018, a future advance amount of $31.8 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has one option to extend the maturity date of this loan for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2018, we do not meet the criteria specified in the loan agreement to extend this loan. See “—Debt Maturities—777 Tower” below.

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.27%. The effective interest rate of 3.90% includes interest on the swaps.

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

EY Plaza—

On March 29, 2018, Brookfield DTLA refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $263.4 million, of which $175.8 million was used to repay the mortgage loan that previously encumbered the property, with the remainder used for general corporate purposes.

The new $265.0 million loan is comprised of a $230.0 million mortgage loan and a $35.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.65% and 4.55%, respectively, requires the payment of interest-only until maturity, and matures on November 27, 2020. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) and payment of early termination fees to the counterparties to the interest rate swap contracts, as long as the mezzanine loan has been repaid in full prior to any prepayment of the mortgage loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wells Fargo Center–North Tower—

On September 21, 2018, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the Wells Fargo Center–North Tower office property and received net proceeds totaling $496.0 million, of which $470.0 million was used to repay the loans that previously encumbered the property, with the remainder used for general corporate purposes.

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

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling $3.5 million in connection with this transaction, of which $3.0 million were paid using proceeds from the refinancing and $0.5 million using cash on hand.

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

During the year ended December 31, 2018, the Company received $5.2 million from the lender for approved leasing costs under the future advance portion of the mortgage loan. As of December 31, 2018 and the date of this report, an advance amount of $31.8 million remains available under this loan that can be drawn to fund future approved leasing costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Extension

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. The Company incurred costs totaling approximately $0.8 million in connection with this transaction that were paid using cash on hand.

Debt Maturities

777 Tower—

Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of December 31, 2018, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of December 31, 2018, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.2 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary of DTLA Holdings or DTLA Holdings filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary of DTLA Holdings’ failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary of DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary of DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of DTLA Holdings or Brookfield DTLA.

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

The maximum amount DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.2 billion as of December 31, 2018 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to DTLA Holdings pursuant to our “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of our loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary of DTLA Holdings, the amount due to the lender from DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

Debt Reporting

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2018 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Year Ended December 31, 2018 to December 31, 2017

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended December 31,		(Decrease)/ Increase	% Change
	2018	2017
Revenue:
Rental income	$162.2	$165.7	$(3.5)	(2)%
Tenant reimbursements	105.9	96.5	9.4	10%
Parking	37.3	37.1	0.2	—%
Interest and other	10.3	7.0	3.3	47%
Total revenue	315.7	306.3	9.4	3%

Expenses:
Rental property operating and maintenance	99.0	94.0	5.0	5%
Real estate taxes	40.0	37.7	2.3	6%
Parking	10.2	9.4	0.8	8%
Other expense	9.9	11.5	(1.6)	(14)%
Depreciation and amortization	96.2	97.8	(1.6)	(2)%
Interest	105.0	93.5	11.5	12%
Total expenses	360.3	343.9	16.4	5%
Net loss	$(44.6)	$(37.6)	$(7.0)

Rental Income

Rental income decreased $3.5 million, or 2%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of decreased amortization of above- and below-market lease intangibles due to lease expirations.

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $5.0 million, or 5%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, largely due to higher utility, insurance and repair and maintenance costs.

Real Estate Taxes Expense

Real estate taxes expense increased $2.3 million, or 6%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of increased property tax assessments at our Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Interest expense increased $11.5 million, or 12%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, mainly due to increases in LIBOR rates, an increase in debt outstanding at EY Plaza and Figueroa at 7th totaling $111.7 million from refinancing activity during the first quarter of 2018, and the writeoff of unamortized debt issuance costs in connection with the refinancing of Wells Fargo Center–North Tower mortgage and mezzanine loans at the end of the third quarter of 2018.

Comparison of the Year Ended December 31, 2017 to December 31, 2016

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended December 31,		(Decrease)/ Increase	% Change
	2017	2016
Revenue:
Rental income	$165.7	$169.2	$(3.5)	(2)%
Tenant reimbursements	96.5	95.6	0.9	1%
Parking	37.1	36.6	0.5	1%
Interest and other	7.0	9.3	(2.3)	(25)%
Total revenue	306.3	310.7	(4.4)	(1)%

Expenses:
Rental property operating and maintenance	94.0	92.8	1.2	1%
Real estate taxes	37.7	37.4	0.3	1%
Parking	9.4	8.4	1.0	12%
Other expense	11.5	11.2	0.3	2%
Depreciation and amortization	97.8	104.0	(6.2)	(6)%
Interest	93.5	95.1	(1.6)	(2)%
Total expenses	343.9	348.9	(5.0)	(1)%
Net loss	$(37.6)	$(38.2)	$0.6

Rental Income

Rental income decreased $3.5 million, or 2%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of a 1.1% decrease in occupancy and lower lease termination income received during 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $2.3 million, or 25%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, mainly as a result of a $1.1 million settlement received during 2016 from the insurance carrier under the MPG directors and officers liability insurance policy that partially reimbursed the Company for amounts paid to settle the merger litigation with the MPG common and preferred stockholders for which there was no comparable activity during 2017.

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

Interest Expense

Interest expense decreased $1.6 million, or 2%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of principal paydowns on the Wells Fargo Center–North Tower and South Tower mortgage loans, and the Gas Company Tower mortgage loan in connection with refinancing activities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Consolidated Cash Flows

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flow and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. See “Liquidity and Capital Resources—Potential Uses of Liquidity—Property Operations” above.

The following summary discussion of Brookfield DTLA’s cash flow is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all‑inclusive discussion of the changes in its cash flow for the periods presented below.

A summary of changes in Brookfield DTLA’s cash flows is as follows (in thousands):

	For the Year Ended December 31,		Dollar Change
	2018	2017

Net cash provided by operating activities	$17,389	$31,786	$(14,397)
Net cash used in investing activities	(90,065)	(74,696)	(15,369)
Net cash provided by financing activities	110,941	20,030	90,911

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities for the year ended December 31, 2018 totaled $17.4 million compared to net cash provided by operating activities of $31.8 million for the year ended December 31, 2017. The $14.4 million decrease in cash provided by operating activities is primarily due to changes in working capital.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $90.1 million for the year ended December 31, 2018, compared to net cash used in investing activities of $74.7 million during the year ended December 31, 2017. During the year ended December 31, 2018, the Company continued the atrium renovations and elevator upgrades at Wells Fargo Center totaling $23.8 million.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, contributions from and distributions to its mezzanine equity holders and its stockholders. Net cash provided by financing activities totaled $110.9 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $20.0 million during the year ended December 31, 2017. Net proceeds from the refinancing of the Wells Fargo Center–North Tower, EY Plaza and Figueroa at 7th mortgage loans, partially offset by distributions to the Series B and senior participating preferred interests, were the main source of the cash inflows during the year ended December 31, 2018. Contributions from the Series B preferred interest, partially offset by cash used to refinance the Wells Fargo Center–North Tower mortgage loan, were the primary driver of the cash inflows during the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, and December 31, 2018 and 2017, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2018, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total

Principal payments on mortgage loans	$220,000	$765,000	$708,186	$—	$58,500	$400,000	$2,151,686
Interest payments –
Fixed-rate debt (1)	38,591	38,697	30,590	18,726	16,803	11,025	154,432
Variable-rate swapped to fixed-rate debt	9,069	9,017	—	—	—	—	18,086
Variable-rate debt (2)	45,306	31,381	9,166	—	—	—	85,853
Tenant-related commitments (3)	85,606	11,281	9,650	2,410	1,143	2,582	112,672
	$398,572	$855,376	$757,592	$21,136	$76,446	$413,607	$2,522,729
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2018 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2018.

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Property management fee expense	$8,111	$8,136	$7,964
Asset management fee expense	6,330	6,330	6,330
Leasing and construction management fee expenses	3,209	5,198	3,049
General, administrative and reimbursable expenses	3,007	2,613	2,466

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Insurance expense	$8,026	$7,795	$7,948

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Related Party Transactions with BAM Affiliates

Brookfield DTLA leases office space to a tenant in which an affiliate of BAM is an investor. Additionally, the Company purchases chilled water for air conditioning at one of its properties from an affiliate of BAM. A summary of the impact of related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Rental income and tenant reimbursements revenue	$1,928	$—	$—
Rental property and maintenance expense	862	579	—

Litigation

See Part I, Item 3. “Legal Proceedings.”

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of Brookfield DTLA’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Company considers the following to be its critical accounting policies:

Business Combinations

Effective January 1, 2018, Brookfield DTLA adopted, on a prospective basis, the guidance in ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. Prior to the adoption of this guidance, the Company applied purchase accounting to the assets and liabilities related to real estate investments acquired from third parties. Prior to adopting this guidance, Brookfield DTLA allocated the purchase price of real estate acquired to tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value in accordance with GAAP in effect at the time of the acquisitions. Management may be required to use considerable judgment when allocating the fair value of assets and liabilities acquired.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impairment Evaluation

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease‑up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2018 and 2017.

Revenue Recognition

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved. Amounts paid to a tenant for improvements owned or costs incurred by the tenant are treated as tenant inducements. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income.

Differences between rental income and the contractual amounts due are recorded as deferred rents receivable. Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the period during which the expenses are incurred.

Allowance for Doubtful Accounts

Brookfield DTLA periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Brookfield DTLA also evaluates its deferred rents receivable to consider if an allowance is necessary. The allowance for doubtful accounts totaled $314 thousand and $206 thousand as of December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted, on a modified retrospective basis, the guidance in Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers Accounting Standards Codification (“ASC”) Topic 606. ASU 2014-09, as amended by subsequent ASUs on the topic, established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and requires certain additional disclosures. The adoption of this pronouncement did not have an impact on Brookfield DTLA’s consolidated financial statements.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-18, Restricted Cash to Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown in the statement of cash flows. Therefore, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the Company’s consolidated statement of cash flows since such balances are now combined with cash and cash equivalents at both the beginning and end of the reporting period. For the year ended December 31, 2017, the Company used net cash in investing activities of $74.7 million instead of the $50.2 million previously reported, while for the year ended December 31, 2016, the net cash used in investing activities was $57.4 million instead of the $63.6 million previously reported.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance did not have an impact on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842). The primary difference between Topic 842 and current GAAP is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases under current GAAP. The accounting applied by lessors is largely unchanged from current GAAP, for example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term.

In July 2018, the FASB issued ASU 2018-11, which includes an optional practical expedient for lessors to elect, by class of underlying asset, to not separate the lease from the non-lease components as required by Topic 842 if certain criteria are met. For leases where we are the lessor, the Company qualifies for the single component presentation and as a result, leases will be accounted for in a similar method to existing standards.

Topic 842 defines initial direct costs of a lease (which the Company has historically capitalized) as incremental costs that would not have been incurred had the lease not been executed. Costs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants, will be expensed as incurred under the new guidance. During the year ended December 31, 2018, the Company capitalized $137 thousand of leasing costs that would not qualify as initial direct costs and would have been expensed under Topic 842.

ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients provided in the standard and the changes approved by the FASB.

Other

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to Topic 815, Derivatives and Hedging. ASU 2017-12 introduced amendments intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We do not expect the adoption of this guidance to have material impact on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Pronouncements Effective January 1, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), and made changes to its conceptual framework, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, that are intended to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 removes, modifies and adds certain disclosure requirements related to fair value measurements required by Topic 820. The guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosures. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends two aspects of the related-party guidance in Topic 810. Specifically, ASU 2018-17 (1) adds an elective private company scope exception to the variable interest entity guidance for entities under common control and (2) removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform with the amendments in ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control (issued in October 2016). ASU 2018-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flow. As of December 31, 2018, $1,013.2 million, or 47%, of Brookfield DTLA’s debt bears interest at variable rates based on one‑month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap contracts in place as of December 31, 2018 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate swap	$172,600	2.18%	11/27/2013	11/2/2020	$951
Interest rate swap	54,206	2.47%	3/29/2018	11/2/2020	23
Interest rate cap	400,000	4.25%	9/21/2018	10/15/2020	6
Interest rate cap	65,000	4.25%	9/21/2018	10/15/2020	1
Interest rate cap	35,000	4.25%	9/21/2018	10/15/2020	1
Interest rate cap	290,000	4.50%	11/5/2018	11/4/2020	3
Interest rate cap	220,000	5.75%	10/15/2018	11/1/2019	—
Interest rate cap	35,000	3.50%	3/29/2018	10/1/2019	—
					$985

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact on Brookfield DTLA’s consolidated statements of operations and financial position during the year ended December 31, 2018 (in thousands):

		Fair Value of
	Interest Expense	Mortgage Loans	Interest Rate Swaps

50 basis point increase	$5,152	$(6,818)	$1,876
50 basis point decrease	(5,152)	6,797	(1,898)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap contracts as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield DTLA Fund Office Trust Investor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

April 1, 2019

We have served as the Company’s auditor since 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2018	2017
ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,245,818	2,208,498
Tenant improvements	361,077	320,269
Investments in real estate, gross	2,834,450	2,756,322
Less: accumulated depreciation	418,205	342,465
Investments in real estate, net	2,416,245	2,413,857

Cash and cash equivalents	80,421	31,958
Restricted cash	25,349	35,547
Rents, deferred rents and other receivables, net	151,509	129,482
Intangible assets, net	44,640	58,289
Deferred charges, net	67,731	69,635
Prepaid and other assets, net	9,763	9,047
Total assets	$2,795,658	$2,747,815

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,140,724	$1,991,692
Accounts payable and other liabilities	63,678	80,810
Due to affiliates, net	3,834	11,273
Intangible liabilities, net	12,454	16,239
Total liabilities	2,220,690	2,100,014

Commitments and Contingencies (See Note 14)

Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2018 and 2017	409,932	391,400
Noncontrolling Interests:
Series A-1 preferred interest	400,816	383,510
Senior participating preferred interest	23,443	25,548
Series B preferred interest	181,698	190,291
Total mezzanine equity	1,015,889	990,749
Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2018 and 2017	—	—
Additional paid-in capital	195,825	194,210
Accumulated deficit	(385,158)	(256,877)
Accumulated other comprehensive loss	(107)	(273)
Noncontrolling interest – Series B common interest	(251,481)	(280,008)
Total stockholders’ deficit	(440,921)	(342,948)
Total liabilities and deficit	$2,795,658	$2,747,815

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016

Revenue:
Rental income	$162,203	$165,689	$169,168
Tenant reimbursements	105,930	96,518	95,578
Parking	37,252	37,093	36,614
Interest and other	10,295	7,022	9,332
Total revenue	315,680	306,322	310,692
Expenses:
Rental property operating and maintenance	98,940	93,945	92,744
Real estate taxes	40,013	37,758	37,401
Parking	10,165	9,374	8,430
Other expense	9,920	11,508	11,239
Depreciation and amortization	96,264	97,808	103,970
Interest	105,035	93,566	95,075
Total expenses	360,337	343,959	348,859

Net loss	(44,657)	(37,637)	(38,167)
Net income (loss) attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	17,306	17,213	17,213
Senior participating preferred interest – redemption measurement adjustment	1,482	479	2,428
Series B preferred interest – current preferred return	17,961	13,435	2,084
Series B common interest – allocation of net income (loss)	28,343	(45,699)	(41,055)
Net loss attributable to Brookfield DTLA	(109,749)	(23,065)	(18,837)
Series A preferred stock – current dividends	18,532	18,548	18,548
Net loss available to common interest holders of Brookfield DTLA	$(128,281)	$(41,613)	$(37,385)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016

Net loss	$(44,657)	$(37,637)	$(38,167)

Other comprehensive income:
Derivative transactions:
Unrealized derivative holding gains	1,548	2,799	2,042
Reclassification adjustment for realized gains included in net loss	(1,198)	—	—
Total other comprehensive income	350	2,799	2,042

Comprehensive loss	(44,307)	(34,838)	(36,125)
Less: comprehensive income (loss) attributable to noncontrolling interests	65,276	(13,107)	(18,261)
Comprehensive loss available to common interest holders of Brookfield DTLA	$(109,583)	$(21,731)	$(17,864)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2015	1,000	$—	$191,710	$(177,879)	$(2,580)	$(195,788)	$(184,537)
Net loss				(18,837)		(19,330)	(38,167)
Other comprehensive income					973	1,069	2,042
Contributions from DTLA Holdings			2,500				2,500
Dividends on Series A Preferred Stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(18,548)		(21,725)	(40,273)
Balance, December 31, 2016	1,000	—	194,210	(215,264)	(1,607)	(235,774)	(258,435)
Net loss				(23,065)		(14,572)	(37,637)
Other comprehensive income					1,334	1,465	2,799
Dividends on Series A Preferred Stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(18,548)		(31,127)	(49,675)
Balance, December 31, 2017	1,000	—	194,210	(256,877)	(273)	(280,008)	(342,948)
Net (loss) income				(109,749)		65,092	(44,657)
Other comprehensive income					166	184	350
Contributions from DTLA Holdings			1,615				1,615
Dividends on Series A Preferred Stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest				(18,532)		(36,749)	(55,281)
Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net loss	$(44,657)	$(37,637)	$(38,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,264	97,808	103,970
Provision for doubtful (recovery of) accounts	190	(7)	(271)
Amortization of below-market leases/ above-market leases	222	(2,219)	(3,465)
Straight-line rent amortization	(11,399)	(11,237)	(16,798)
Amortization of tenant inducements	4,228	3,816	3,399
Amortization of debt issuance costs and discounts	9,565	6,400	4,329
Realized gain on derivative financial instruments	(1,198)	—	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(12,179)	(3,850)	(9,122)
Deferred charges, net	(22,209)	(15,336)	(9,516)
Prepaid and other assets, net	(82)	139	(53)
Accounts payable and other liabilities	6,083	(3,037)	(3,469)
Due to affiliates, net	(7,439)	(3,054)	4,991
Net cash provided by operating activities	17,389	31,786	35,828
Cash flows from investing activities:
Expenditures for real estate improvements	(90,065)	(74,696)	(57,350)
Net cash used in investing activities	(90,065)	(74,696)	(57,350)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016

Cash flows from financing activities:
Proceeds from mortgage loans	$1,081,686	$470,000	$720,000
Principal payments on mortgage loans	(931,831)	(554,028)	(751,518)
Dividend paid on Series A preferred stock	—	—	(21,893)
Contributions from noncontrolling interests	—	112,012	63,280
Distributions to noncontrolling interests	(30,141)	(470)	(616)
Contributions from DTLA Holdings	1,615	—	2,500
Financing fees paid	(10,388)	(7,484)	(7,412)
Net cash provided by financing activities	110,941	20,030	4,341
Net change in cash, cash equivalents and restricted cash	38,265	(22,880)	(17,181)
Cash, cash equivalents and restricted cash at beginning of year	67,505	90,385	107,566
Cash, cash equivalents and restricted cash at end of year	$105,770	$67,505	$90,385

Supplemental disclosure of cash flow information:
Cash paid for interest	$96,074	$88,160	$89,630
Cash paid for income taxes, net	1,127	214	584

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$17,179	$25,616	$24,465
Accrual for deferred leasing costs	2,997	3,277	2,349
Increase in fair value of interest rate swaps	1,548	2,799	2,042
Writeoff of fully depreciated buildings and improvements	—	4,007	—
Writeoff of fully depreciated tenant improvements	—	56,291	—
Writeoff of fully amortized deferred charges	—	20,481	—
Writeoff of fully amortized intangible assets	—	68,990	—
Writeoff of fully amortized intangible liabilities	—	16,783	—

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016

Cash and cash equivalents at beginning of year	$31,958	$30,301	$53,736
Restricted cash at beginning of year	35,547	60,084	53,830
Cash, cash equivalents and restricted cash at beginning of year	$67,505	$90,385	$107,566

Cash and cash equivalents at end of year	$80,421	$31,958	$30,301
Restricted cash at end of year	25,349	35,547	60,084
Cash, cash equivalents and restricted cash at end of year	$105,770	$67,505	$90,385

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P., a limited partnership under the Laws of Bermuda (“BPY”), which in turn is the flagship listed real estate company of Brookfield Asset Management Inc., a corporation under the Laws of Canada (“BAM”).

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property located in the Los Angeles Central Business District (the “LACBD”) and other investments.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2018 and 2017 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2018, 2017 and 2016.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications

During the year ended December 31, 2018, the Company reclassified asset management fees earned by the Manager from rental property operating and maintenance expense to other expense in the consolidated statement of operations. Management does not include asset management fees as an input when evaluating the operating performance of Brookfield DTLA’s properties and created a new category within other expense during 2018 to capture such fees. For the years ended December 31, 2017 and 2016, the Company reported rental property operating and maintenance expense totaling $100.3 million and $99.1 million and other expense totaling $5.2 million and $4.9 million in the consolidated statements of operations, respectively. After the reclassification, rental property operating and maintenance expense now totals $94.0 million and $92.8 million and other expense now totals $11.5 million and $11.2 million in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively. These reclassifications had no effect on the Company’s financial position, results of operations or cash flows in any year.

During the year ended December 31, 2018, the Company also reclassified lease termination fees from interest and other income to rental income in the consolidated statement of operations in anticipation of adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). For the years ended December 31, 2017 and 2016, the Company reported interest and other income totaling $10.3 million and $13.7 million and rental income totaling $162.4 million and $164.8 million in the consolidated statements of operations, respectively. After the reclassification, interest and other income now totals $7.0 million and $9.3 million and rental income now totals $165.7 million and $169.2 million in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively. These reclassifications had no effect on the Company’s financial position, results of operations or cash flows in any year.

Accounting Pronouncements Adopted in 2018

Effective January 1, 2018, Brookfield DTLA adopted, on a modified retrospective basis, the guidance in Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers Accounting Standards Codification (“ASC”) Topic 606. ASU 2014-09, as amended by subsequent ASUs on the topic, established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services and requires certain additional disclosures. The adoption of this pronouncement did not have an impact on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-18, Restricted Cash to Topic 230, Statement of Cash Flows. ASU 2016-18 requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown in the statement of cash flows. Therefore, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the Company’s consolidated statement of cash flows since such balances are now combined with cash and cash equivalents at both the beginning and end of the reporting period. For the year ended December 31, 2017, the Company used net cash in investing activities of $74.7 million instead of the $50.2 million previously reported, while for the year ended December 31, 2016, the net cash used in investing activities was $57.4 million instead of the $63.6 million previously reported.

Effective January 1, 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance did not have an impact on Brookfield DTLA’s consolidated financial statements.

Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842). The primary difference between Topic 842 and current GAAP is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases under current GAAP. The accounting applied by lessors is largely unchanged from current GAAP, for example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term.

In July 2018, the FASB issued ASU 2018-11, which includes an optional practical expedient for lessors to elect, by class of underlying asset, to not separate the lease from the non-lease components as required by Topic 842 if certain criteria are met. For leases where we are the lessor, the Company qualifies for the single component presentation and as a result, leases will be accounted for in a similar method to existing standards.

Topic 842 defines initial direct costs of a lease (which the Company has historically capitalized) as incremental costs that would not have been incurred had the lease not been executed. Costs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants, will be expensed as incurred under the new guidance. During the year ended December 31, 2018, the Company capitalized $137 thousand of leasing costs that would not qualify as initial direct costs and would have been expensed under Topic 842.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2016-02 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We currently expect to adopt this standard effective January 1, 2019 using the practical expedients provided in the standard and the changes approved by the FASB.

Other

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to Topic 815, Derivatives and Hedging. ASU 2017-12 introduced amendments intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We do not expect the adoption of this guidance to have material impact on Brookfield DTLA’s consolidated financial statements.

Accounting Pronouncements Effective January 1, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), and made changes to its conceptual framework, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, that are intended to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 removes, modifies and adds certain disclosure requirements related to fair value measurements required by Topic 820. The guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosures. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends two aspects of the related-party guidance in Topic 810. Specifically, ASU 2018-17 (1) adds an elective private company scope exception to the variable interest entity guidance for entities under common control and (2) removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform with the amendments in ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control (issued in October 2016). ASU 2018-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Accounting Policies

Business Combinations—

Effective January 1, 2018, Brookfield DTLA adopted, on a prospective basis, the guidance in ASU 2017-01, Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. Prior to the adoption of this guidance, the Company applied purchase accounting to the assets and liabilities related to real estate investments acquired from third parties. Prior to adopting this guidance, Brookfield DTLA allocated the purchase price of real estate acquired to tangible assets, consisting primarily of land, building and tenant improvements, and identifiable intangible assets and liabilities, consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, based in each case on their fair value in accordance with GAAP in effect at the time of the acquisitions.

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

Investments in Real Estate—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight‑line basis over the estimated useful life of the building, which is 60 years with an estimated salvage value of 5%. Building improvements are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, which range from 7 years to 25 years. Land improvements are combined with building improvements for financial reporting purposes and are carried at cost. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost; amortization is included in depreciation and amortization expense in the consolidated statement of operations on a straight‑line basis over the shorter of the useful life or the applicable lease term.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense related to investments in real estate during the years ended December 31, 2018, 2017 and 2016 was $75.7 million, $73.6 million and $73.0 million, respectively.

Real estate is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis to the carrying amount of the real estate. If the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flow take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate assets existed at December 31, 2018 and 2017.

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

Rents, deferred rents and other receivables, net also includes amounts paid to a tenant for improvements owned or costs incurred by the tenant. Such amounts are treated as tenant inducements and are presented in the consolidated balance sheet net of accumulated amortization totaling $16.7 million and $12.5 million as of December 31, 2018 and 2017, respectively. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of rental income in the consolidated statement of operations.

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

The allowance for doubtful accounts for Brookfield DTLA totaled $314 thousand and $206 thousand as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, Brookfield DTLA recorded a provision for doubtful accounts of $190 thousand, and recoveries of accounts of $7 thousand and $271 thousand, respectively.

Due to/from Affiliates, Net—

Amounts due to/from affiliates, net consist of related party receivables and payables from affiliates of BAM primarily for fees for property and asset management and other services. These amounts are due on demand and are non‑interest bearing. See Note 12 “Related Party Transactions.”

Deferred Charges, Net—

Leasing costs are deferred and are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $50.3 million and $39.8 million as of December 31, 2018 and 2017, respectively. Deferred leasing costs are amortized on a straight‑line basis over the terms of the related leases as part of depreciation and amortization expense in the consolidated statement of operations.

Prepaid and Other Assets, Net—

Prepaid and other assets, net include prepaid insurance, real estate taxes and interest, fair value of derivative financial instruments, other operating costs and non-operating furniture and equipment, net of accumulated depreciation totaling $4.6 million and $4.3 million, as of December 31, 2018 and 2017, respectively.

Mortgage Loans, Net—

Mortgage loans are presented in the consolidated balance sheet net of unamortized debt issuance costs totaling $11.0 million and $10.1 million as of December 31, 2018 and 2017, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt issuance costs and discounts totaling $9.6 million, $6.4 million and $4.3 million were amortized during the years ended December 31, 2018, 2017 and 2016, respectively, over the terms of the related mortgage loans on a basis that approximates the effective interest method and are included as part of interest expense in the consolidated statement of operations.

Revenue Recognition—

Rental income from leases providing for periodic increases in base rent is recognized on a straight-line basis over the noncancelable term of the respective leases. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved.

Recoveries of operating expenses and real estate taxes are recorded as tenant reimbursements in the consolidated statement of operations in the period during which the expenses are incurred.

Derivative Financial Instruments—

Brookfield DTLA uses interest rate swap and cap derivative financial instruments to manage risk from fluctuations in interest rates. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the contracts without exchange of the underlying principal amount. The Company believes these contracts are with counterparties who are creditworthy financial institutions.

At the inception of the contracts, Brookfield DTLA designates its interest rate swap contracts as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the consolidated statement of operations. Changes in fair value of cash flow hedge derivative financial instruments are deferred and recorded as part of accumulated other comprehensive loss in the consolidated statement of stockholders’ deficit until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative financial instrument in its consolidated statement of operations in the period the determination is made.

Additionally, Brookfield DTLA uses interest rate cap contracts to limit impact of changes in the LIBOR rate on certain of its mortgage and mezzanine loans. Due to the short-term nature of the contracts involved, the Company does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statement of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Reporting

Brookfield DTLA currently operates in a single reportable segment referred to as its office segment, which includes the operation and management of commercial office properties. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s consolidated operations based on geography, size or type. Brookfield DTLA’s operating properties have similar economic characteristics and provide similar products and services to tenants. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

Accounting for Conditional Asset Retirement Obligations

Brookfield DTLA has evaluated whether it has any conditional asset retirement obligations, which are a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within an entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, Brookfield DTLA recognized a liability for a conditional asset retirement obligation in the consolidated balance sheet as of December 31, 2018 and 2017.

Note 3—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2018	2017
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
Intangible assets, gross	127,713	127,713
Less: accumulated amortization	83,073	69,424
Intangible assets, net	$44,640	$58,289

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	47,107	43,322
Intangible liabilities, net	$12,454	$16,239

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on rental income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Rental income	$(222)	$2,218	$3,465
Depreciation and amortization expense	9,642	13,527	19,609

As of December 31, 2018, the estimate of the amortization/accretion of intangible assets and liabilities during the next five years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2019	$5,742	$4,043	$3,223
2020	4,786	3,228	2,975
2021	4,533	3,171	2,797
2022	3,847	2,944	2,460
2023	2,221	2,569	674
Thereafter	2,975	4,581	325
	$24,104	$20,536	$12,454

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except dates and percentage amounts):

	Contractual Maturity Date		Principal Amount as of December 31,
		Interest Rate	2018	2017
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	4.11%	$400,000	$—
Wells Fargo Center–North Tower (2)	10/9/2020	6.46%	65,000	—
Wells Fargo Center–North Tower (3)	10/9/2020	7.46%	35,000	—
Wells Fargo Center–South Tower (4)	11/4/2021	4.15%	258,186	—
777 Tower (5)	11/1/2019	4.53%	220,000	220,000
EY Plaza (6)	11/27/2020	6.90%	35,000	—
Total variable-rate loans			1,013,186	220,000

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.90%	230,000	—
Total floating-rate debt			1,243,186	220,000

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figueroa at 7th	3/1/2023	3.88%	58,500	—
Total fixed-rate debt			908,500	850,000

Debt Refinanced:
Wells Fargo Center–North Tower			—	470,000
Wells Fargo Center–South Tower			—	250,000
EY Plaza			—	176,831
Figueroa at 7th			—	35,000
Total debt refinanced			—	931,831

Total debt			2,151,686	2,001,831
Less: unamortized debt issuance costs			10,962	10,139
Total debt, net			$2,140,724	$1,991,692
__________

(1)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(3)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended.

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of December 31, 2018, a future advance amount of $31.8 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has one option to extend the maturity date of this loan for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of December 31, 2018, we do not meet the criteria specified in the loan agreement to extend this loan. See “—Debt Maturities—777 Tower” below.

(6)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(7)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.27%. The effective interest rate of 3.90% includes interest on the swaps.

The weighted average interest rate of our debt was 4.34% and 4.29% as of December 31, 2018 and 2017, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EY Plaza—

On March 29, 2018, Brookfield DTLA refinanced the mortgage loan secured by the EY Plaza office property and received net proceeds totaling $263.4 million, of which $175.8 million was used to repay the mortgage loan that previously encumbered the property, with the remainder used for general corporate purposes.

The new $265.0 million loan is comprised of a $230.0 million mortgage loan and a $35.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.65% and 4.55%, respectively, requires the payment of interest-only until maturity, and matures on November 27, 2020. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) and payment of early termination fees to the counterparties to the interest rate swap contracts, as long as the mezzanine loan has been repaid in full prior to any prepayment of the mortgage loan.

As required by the mortgage and mezzanine loan agreements, on March 29, 2018 the Company entered into derivative financial instruments to manage the risk of fluctuations in interest rates on its consolidated statement of operations. See Note 11 “Financial Instruments.”

Wells Fargo Center–North Tower—

On September 21, 2018, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the Wells Fargo Center–North Tower office property and received net proceeds totaling $496.0 million, of which $470.0 million was used to repay the loans that previously encumbered the property, with the remainder used for general corporate purposes.

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

As required by the mortgage and mezzanine loan agreements, on September 21, 2018 the Company entered into derivative financial instruments to manage the risk of fluctuations in interest rates on its consolidated statement of operations. See Note 11 “Financial Instruments.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wells Fargo Center–South Tower—

On November 5, 2018, Brookfield DTLA refinanced the mortgage loan secured by the Wells Fargo Center–South Tower office property and received net proceeds totaling $250.0 million that were used to repay the loan that previously encumbered the property. The Company incurred costs totaling $3.5 million in connection with this transaction, of which $3.0 million were paid using proceeds from the refinancing and $0.5 million using cash on hand.

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

During the year ended December 31, 2018, the Company received $5.2 million from the lender for approved leasing costs under the future advance portion of the mortgage loan. As of December 31, 2018, an advance amount of $31.8 million remains available under this loan that can be drawn to fund future approved leasing costs.

As required by the mortgage loan agreement, on November 5, 2018 the Company entered into a derivative financial instrument to manage the risk of fluctuations in interest rates on its consolidated statement of operations. See Note 11 “Financial Instruments.”

Debt Extension

777 Tower—

On October 31, 2018, Brookfield DTLA extended the maturity date of the mortgage loan secured by the 777 Tower office property for a period of one year to November 1, 2019. The Company incurred costs totaling approximately $0.8 million in connection with this transaction that were paid using cash on hand.

As required by the extension agreement, on October 15, 2018 the Company entered into a derivative financial instrument to manage the risk of fluctuations in interest rates on its consolidated statement of operations. See Note 11 “Financial Instruments.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of December 31, 2018, our debt to be repaid during the next five years and thereafter is as follows (in thousands):

2019	$220,000
2020	765,000
2021	708,186
2022	—
2023	58,500
Thereafter	400,000
$2,151,686

As of December 31, 2018, $220.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,473.2 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

777 Tower—

Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of December 31, 2018, we do not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of December 31, 2018, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Recourse Carve Out Guarantees

All of Brookfield DTLA’s $2.2 billion of mortgage debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur. Although these events differ from loan to loan, some of the common events include:

•	The special purpose property-owning subsidiary of DTLA Holdings or DTLA Holdings filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary of DTLA Holdings’ failure to maintain its status as a special purpose entity;

•
Subject to certain conditions, the special purpose property-owning subsidiary of DTLA Holdings’ failure to obtain the lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property; and

•
Subject to certain conditions, the special purpose property-owning subsidiary of DTLA Holdings’ failure to obtain the lender’s written consent prior to a transfer or conveyance of the associated property, including, in some cases, indirect transfers in connection with a change in control of DTLA Holdings or Brookfield DTLA.

In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, the breach of representations related to environmental issues or hazardous substances, physical waste of the property, liens which are senior to the mortgage loan and outstanding security deposits.

The maximum amount DTLA Holdings would be required to pay under a “non‑recourse carve out” guarantee is the principal amount of the loan (or a total of $2.2 billion as of December 31, 2018 for all loans). This maximum amount does not include liabilities related to environmental issues or hazardous substances. Losses resulting from the breach of our loan agreement representations related to environmental issues or hazardous substances are generally recourse to DTLA Holdings pursuant to the “non-recourse carve out” guarantees and any such losses would be in addition to the total principal amounts of the loans. The potential losses are not quantifiable and can be material in certain circumstances, depending on the severity of the environmental or hazardous substance issues. Since each of our non-recourse loans is secured by the office building owned by the special purpose property-owning subsidiary of DTLA Holdings, the amount due to the lender from DTLA Holdings in the event a “non-recourse carve out” guarantee is triggered could subsequently be partially or fully mitigated by the net proceeds received from any disposition of the office building; however, such proceeds may not be sufficient to cover the maximum potential amount due, depending on the particular asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended December 31, 2018 and were in compliance with the amounts required by the loan agreements.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2018 and 2017. Adjustments to increase the carrying amount to redemption value are recorded in the consolidated statement of operations as a redemption measurement adjustment.

Distributions

During the years ended December 31, 2018, 2017 and 2016, the Company made distributions using cash on hand totaling $30.1 million, $0.5 million and $0.6 million, respectively, to DTLA Holdings related to the Series B preferred and senior participating preferred interests during 2018 and the senior participating preferred interest during 2017 and 2016, respectively.

Series A Preferred Stock

Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2018 and 2017, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No dividends were declared on the Series A preferred stock during the years ended December 31, 2018, 2017 and 2016. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. As of December 31, 2018, the cumulative amount of unpaid dividends totals $166.7 million and has been reflected in the carrying amount of the Series A preferred stock.

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

As of December 31, 2018, the Series A preferred stock is reported at its redemption value of $409.9 million calculated using the redemption price of $25.00 per share plus all accumulated and unpaid dividends on such Series A preferred stock through December 31, 2018.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by DTLA Holdings or wholly owned subsidiaries of DTLA Holdings.

The Series A-1 preferred interest has mirror rights to the Series A preferred interests issued by New OP, which are held by a wholly owned subsidiary of Brookfield DTLA. The Series A-1 preferred interest shares pro rata with the Series A preferred interest in distributions from New OP at the rate of 48.13% to the Series A-1 preferred interest and 51.87% to the Series A preferred interest until their accumulated and unpaid dividends and preferred liquidation preferences have been reduced to zero. Thereafter, distributions will be made 47.66% to the common component of the Series A interest and 52.34% to the common component of the Series B interest, which is held by DTLA Holdings. The economic terms of the Series A preferred stock mirror those of the New OP Series A preferred interests, including distributions in respect of the preferred liquidation preference.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2018, the Series A-1 preferred interest is reported at its redemption value of $400.8 million calculated using its liquidation value of $225.7 million plus $175.1 million of accumulated and unpaid dividends on such Series A-1 preferred interest through December 31, 2018.

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

During the years ended December 31, 2018, 2017 and 2016, Brookfield DTLA made distributions totaling $3.6 million, $0.5 million and $0.6 million, respectively, to DTLA Holdings as returns of investment related to the senior participating preferred interest held using cash on hand. Additionally, the Company received a cash contribution of $0.5 million during the year ended December 31, 2017 from DTLA Holdings, which was used for general corporate purposes.

As of December 31, 2018, the senior participating preferred interest is reported at its redemption value of $23.4 million using the value of the participating interest.

Series B Preferred Interest

At the time of the merger with MPG, DTLA Holdings made a commitment to make capital contributions in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, to fund up to $260.0 million of its future cash needs, for which it will be entitled to receive a market rate of return determined at the time of contribution (“preferred return”). As of December 31, 2018, $85.2 million is available to the Company under this commitment for future funding.

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

During the year ended December 31, 2017, the Company received cash contributions totaling $111.5 million from DTLA Holdings, which are entitled to a 9.0% preferred return as part of the Series B preferred interest. The Company used the funds received to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan, including a principal paydown and transaction costs, and for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2016, the Company received cash contributions totaling $63.3 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return as part of the Series B preferred interest. The Company used the funds received to pay for costs associated with the refinancing of the Wells Fargo Center–South Tower and Gas Company Tower mortgage loans, including principal paydowns and funding of loan reserves, and for general corporate purposes.

During the year ended December 31, 2018, Brookfield DTLA made distributions totaling $26.6 million to DTLA Holdings as preferred returns on the Series B preferred interest using cash on hand.

As of December 31, 2018, the Series B preferred interest is reported at its redemption value of $181.7 million calculated using its liquidation value of $174.8 million plus $6.9 million of unpaid preferred returns on such Series B preferred interest through December 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2015	9,730,370	$354,304	$349,084	$23,207	$—	$726,595
Issuance of Series B preferred interest					63,280	63,280
Current dividends		18,548	17,213	—	—	35,761
Current preferred return					2,084	2,084
Redemption measurement adjustment				2,428		2,428
Distributions to holders				(616)	—	(616)
Balance, December 31, 2016	9,730,370	372,852	366,297	25,019	65,364	829,532
Issuance of Series B preferred interest					111,492	111,492
Current dividends		18,548	17,213	—	—	35,761
Current preferred return					13,435	13,435
Redemption measurement adjustment				479		479
Contribution from holders				520		520
Distributions to holders				(470)	—	(470)
Balance, December 31, 2017	9,730,370	391,400	383,510	25,548	190,291	990,749
Issuance of Series B preferred interest					—	—
Current dividends		18,532	17,306	—	—	35,838
Current preferred return					17,961	17,961
Redemption measurement adjustment				1,482		1,482
Distributions to holders				(3,587)	(26,554)	(30,141)
Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Stockholders’ Deficit

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2018 and 2017, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the common stock during the years ended December 31, 2018, 2017 and 2016.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

During the years ended December 31, 2018 and 2016, Brookfield DTLA received capital contributions totaling $1.6 million and $2.5 million, respectively, from DTLA Holdings, which were used for general corporate purposes.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Balance at beginning of year	$(574)	$(3,373)	$(5,415)
Other comprehensive income before reclassifications	1,548	2,799	2,042
Amounts reclassified from accumulated other comprehensive loss	(1,198)	—	—
Net current-year other comprehensive income	350	2,799	2,042
Balance at end of year	$(224)	$(574)	$(3,373)

Note 9—Income Taxes

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non‑customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. Our TRS did not have significant tax provisions or deferred income tax items for the years ended December 31, 2018, 2017 and 2016.

Qualification and taxation as a REIT depends upon Brookfield DTLA’s ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that Brookfield DTLA will be organized or be able to operate in a manner so as to continue to qualify or remain qualified as a REIT. If Brookfield DTLA fails to qualify as a REIT in any taxable year, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Brookfield DTLA may be subject to certain state or local income taxes, or franchise taxes on its REIT activities. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss. As of December 31, 2018 and 2017, Brookfield DTLA had net operating loss carryforwards totaling $288 million and $240 million, respectively, which expire between 2033 and 2038.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amended the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, the Act reduced the corporate tax rate from a maximum rate of 35% to a flat rate of 21% for businesses. Since Brookfield DTLA has elected to qualify as a REIT with the intent of distributing 100% of its taxable income, there was no material impact to the Company’s consolidated financial statements.

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of December 31, 2018 and 2017, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2018, Brookfield DTLA’s 2013 tax period and 2014, 2015, 2016 and 2017 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Fair Value Measurements

The valuation of Brookfield DTLA’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. We have incorporated credit valuation adjustments to appropriately reflect both our own and the respective counterparty’s non-performance risk in the fair value measurements.

Brookfield DTLA’s assets (liabilities) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
December 31, 2018	$974	$—	$974	$—
December 31, 2017	(574)	—	(574)	—
December 31, 2016	(3,373)	—	(3,373)	—

Interest rate caps at:
December 31, 2018	$11	$—	$11	$—
December 31, 2017	15	—	15	—
December 31, 2016	53	—	53	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of December 31,
	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$974	$(574)

Derivatives not designated as hedging instruments:
Interest rate caps	11	15

Interest rate swap assets and caps are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swaps for the year ended:
December 31, 2018	$1,548	$1,198
December 31, 2017	2,799	—
December 31, 2016	2,042	—

The gain reclassified from accumulated other comprehensive loss during the year ended December 31, 2018 is included as part of interest and other revenue in the consolidated statement of operations.

Changes in the fair value of interest rate caps during the years ended December 31, 2018, 2017 and 2016 had an immaterial impact on the Company’s consolidated statements of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Rate Swaps—

As of December 31, 2018, Brookfield DTLA held the following interest rate swap contracts pursuant to the terms of the EY Plaza mortgage loan agreement (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest rate swap	$172,600	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$226,806	2.27%	1.65%	3.90%

As required by the EY Plaza mortgage loan agreement, on March 29, 2018 the Company entered into an interest rate swap contract with a notional amount of $54.2 million and a swap rate of 2.47%, which effectively fixes the LIBOR portion of the interest rate at 4.12%. The swap requires net settlement each month.

Interest Rate Caps—

Brookfield DTLA holds interest rate cap contracts pursuant to the terms of certain of its mortgage and mezzanine loan agreements with the following notional amounts (in thousands):

	As of December 31,
	2018	2017

Wells Fargo Center–North Tower	$400,000	$370,000
Wells Fargo Center–North Tower	65,000	55,000
Wells Fargo Center–North Tower	35,000	45,000
Wells Fargo Center–South Tower	290,000	270,000
777 Tower	220,000	220,000
EY Plaza	35,000	—
	$1,045,000	$960,000

As required by the EY Plaza mezzanine loan agreement, on March 29, 2018 the Company entered into an interest rate cap contract with a notional amount of $35.0 million that limits the LIBOR portion of the interest rate to 3.50%. The cap contract expires on October 1, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As required by the Wells Fargo Center–North Tower mortgage and mezzanine loan agreements, on September 21, 2018 the Company entered interest rate cap contracts with notional amounts totaling $500.0 million that limit the LIBOR portion of the interest rates to 4.25%. The cap contracts expire on October 15, 2020.

As required by the 777 Tower extension agreement, on October 15, 2018 the Company entered into an interest rate cap contract with a notional amount of $220.0 million that limits the LIBOR portion of the interest rate to 5.75%. The cap contract expires on November 1, 2019.

As required by the Wells Fargo Center–South Tower mortgage loan agreement, on November 5, 2018 the Company entered into an interest rate cap contract with a notional amount of $290.0 million that limits the LIBOR portion of the interest rate to 4.50%. The cap contract expires on November 4, 2020.

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

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage and mezzanine loans are as follows (in thousands):

	As of December 31,
	2018	2017

Estimated fair value	$2,142,813	$2,003,600
Carrying amount	2,151,686	2,001,831

We calculated the estimated fair value of our mortgage loans using methods and techniques appropriate for each loan after an observation of market participants and current lending markets. The primary techniques used are applications of the Income Approach which converts future amounts (for example, cash flows) to a single current (that is, discounted) amount using a risk adjusted discount rate. The estimated fair value of mortgage loans is classified as Level 3.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable subsidiaries Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Property management fee expense	$8,111	$8,136	$7,964
Asset management fee expense	6,330	6,330	6,330
Leasing and construction management fee expenses	3,209	5,198	3,049
General, administrative and reimbursable expenses	3,007	2,613	2,466

Costs incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statement of operations, with the exception of asset management fee expense which is included in other expense.

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statement of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Insurance expense	$8,026	$7,795	$7,948

Other Related Party Transactions with BAM Affiliates

Brookfield DTLA leases office space to a tenant in which an affiliate of BAM is an investor. Additionally, the Company purchases chilled water for air conditioning at one of its properties from an affiliate of BAM. A summary of the impact of related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Rental income and tenant reimbursements revenue	$1,928	$—	$—
Rental property and maintenance expense	862	579	—

Note 13—Rental Income

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2019 to 2035. The future minimum base rental income (on a non‑straight‑line basis) to be received under executed noncancelable tenant operating leases as of December 31, 2018 is as follows (in thousands):

2019	$160,732
2020	162,373
2021	162,175
2022	147,958
2023	130,674
Thereafter	587,950
$1,351,862

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $2.0 million, $3.1 million and $2.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Note 14—Commitments and Contingencies

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

A significant portion of Brookfield DTLA’s rental income and tenant reimbursements revenue is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated rental income and tenant reimbursements revenue during the years ended December 31, 2018, 2017 and 2016.

Concentration of Property Revenue Risk

During the years ended December 31, 2018, 2017 and 2016, EY Plaza, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 98%, 100% and 100% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2018
Revenue	$75,211	$84,194	$77,151	$79,124
Expenses	84,990	89,458	91,789	94,100
Net loss	(9,779)	(5,264)	(14,638)	(14,976)
Net (loss) income attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,397
Senior participating preferred interest – redemption measurement adjustment	1,657	768	220	(1,163)
Series B preferred interest – current preferred return	3,879	3,921	3,965	6,196
Series B common interest – allocation of net (loss) income	(12,695)	(9,889)	(14,531)	65,458
Net loss attributable to Brookfield DTLA	(6,923)	(4,367)	(8,595)	(89,864)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,621
Net loss available to common interest holders of Brookfield DTLA	$(11,560)	$(9,004)	$(13,232)	$(94,485)

Year Ended December 31, 2017
Revenue	$75,915	$76,070	$77,067	$77,270
Expenses	86,021	84,571	86,204	87,163
Net loss	(10,106)	(8,501)	(9,137)	(9,893)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest – current dividends	4,303	4,303	4,303	4,304
Senior participating preferred interest – redemption measurement adjustment	56	(191)	385	229
Series B preferred interest – current preferred return	1,644	3,861	3,965	3,965
Series B common interest – allocation of net loss	(10,858)	(11,050)	(11,738)	(12,053)
Net loss attributable to Brookfield DTLA	(5,251)	(5,424)	(6,052)	(6,338)
Series A preferred stock – current dividends	4,637	4,637	4,637	4,637
Net loss available to common interest holders of Brookfield DTLA	$(9,888)	$(10,061)	$(10,689)	$(10,975)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2018 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (3)	Year Acquired
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments (1)	Total (2)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$500,000	$41,024	$456,363	$94,924	$—	$41,024	$551,287	$592,311	$70,932	2013
BOA Plaza 333 S. Hope Street	400,000	54,163	354,422	48,130	—	54,163	402,552	456,715	106,833	2006
Wells Fargo Center– South Tower 355 S. Grand Avenue	258,186	21,231	401,149	44,677	—	21,231	445,826	467,057	50,528	2013
Gas Company Tower 525-555 W. Fifth Street	450,000	20,742	396,159	65,881	—	20,742	462,040	482,782	51,813	2013
EY Plaza (4) 725 S. Figueroa Street	323,500	47,385	286,982	118,822	—	47,385	405,804	453,189	95,304	2006
777 Tower 777 S. Figueroa Street	220,000	38,010	303,697	24,759	—	38,010	328,456	366,466	42,795	2013
Development site at 755 S. Figueroa Street	—	5,000	—	10,930	—	5,000	10,930	15,930	—
	$2,151,686	$227,555	$2,198,772	$408,123	$—	$227,555	$2,606,895	$2,834,450	$418,205
__________

(1)	Land improvements are combined with building improvements for financial reporting purposes and are carried at cost.

(2)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.6 billion as of December 31, 2018.

(3)
Depreciation in the consolidated statement of operations is computed on a straight-line basis over the following estimated useful lives: buildings (60 years, with an estimated salvage value of 5%), building improvements (ranging from 7 years to 25 years), and tenant improvements (the shorter of the useful life or the applicable lease term).

(4)	Includes the mortgage loan encumbering the Figueroa at 7th retail property.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s investments in real estate (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Investments in Real Estate
Balance at beginning of year	$2,756,322	$2,740,773	$2,675,249
Additions during the year:
Improvements	78,128	75,847	65,524
Deductions during the year:
Other (1)	—	60,298	—
Balance at end of year	$2,834,450	$2,756,322	$2,740,773
__________

(1)	During the year ended December 31, 2017, the amount reported represents the cost of fully depreciated buildings and improvements and tenant improvements written off during the period.

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Accumulated Depreciation
Balance at beginning of year	$342,465	$329,149	$256,130
Additions during the year:
Depreciation expense	75,740	73,614	73,019
Deductions during the year:
Other (1)	—	60,298	—
Balance at end of year	$418,205	$342,465	$329,149
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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Brown and Smith, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

G. Mark Brown	54	Chairman of the Board and Principal Executive Officer of Brookfield DTLA (also a Managing Partner in Brookfield Asset Management’s real estate group)	2017
Bryan D. Smith	48	Chief Financial Officer of Brookfield DTLA (also a Senior Vice President in Brookfield Asset Management’s real estate group)	2018

G. Mark Brown was appointed Chairman of the Board and Principal Executive Officer of Brookfield DTLA in May 2017. Mr. Brown has served on the board of directors since the Company was formed in 2013. Mr. Brown is a Managing Partner in Brookfield Asset Management Inc. (“BAM”)’s real estate group. Mr. Brown has been employed by the Manager since 2000, and has held various senior executive roles, including Global Chief Investment Officer. The board of directors appointed Mr. Brown as Chairman of the Board and Principal Executive Officer based on, among other factors, his knowledge of the Company and his experience in commercial real estate.

Bryan D. Smith was appointed Chief Financial Officer of Brookfield DTLA on August 10, 2018 to fill the vacancy created by the resignation of Edward F. Beisner. He has been employed by the Manager as a Senior Vice President in BAM’s real estate group since March 2018. Prior to joining BAM, Mr. Smith was the Chief Financial Officer of US Real Estate at The Carlyle Group since June 2013. The board of directors appointed Mr. Smith as Chief Financial Officer based on, among other factors, his experience in finance and commercial real estate.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	54	Director (also Chairman of the Board and Principal Executive Officer of Brookfield DTLA, and a Managing Partner in Brookfield Asset Management’s real estate group)	2013
Michelle L. Campbell	48	Director (also Senior Vice President and Secretary of Brookfield DTLA and a Senior Vice President in Brookfield Asset Management’s real estate group)	2014
Andrew Dakos	53	Director	2017
Murray Goldfarb	44	Director (also a Managing Partner in Brookfield Asset Management’s real estate group)	2018
Phillip Goldstein	74	Director	2017
Ian Parker	54	Director (also Chief Operating Officer of Brookfield DTLA and Chief Operating Officer for Brookfield Properties in the Western US and Canada)	2017
Robert L. Stelzl	73	Director	2014

Messrs. Brown, Goldfarb and Parker and Ms. Campbell are employed by the Manager. The Manager manages Brookfield DTLA’s operations and activities, and it, together with the board of directors and officers, makes decisions on the Company’s behalf. Certain subsidiaries of the Company have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services to the Company.

Pursuant to Brookfield DTLA’s charter, holders of the Company’s Series A preferred stock are entitled to elect two directors (“Preferred Directors”) until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then-current period. Messrs. Dakos and Goldstein were elected by the holders of the Series A preferred stock to serve as Preferred Directors at a Special Meeting of holders of the Series A preferred stock in December 2017. Mr. Dakos and Mr. Goldstein will continue to serve on the board of directors until their successors are duly elected and qualified or, if earlier, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then-current period in accordance with Maryland law, the Company’s charter and the Second Amended and Restated Bylaws of the Company, dated August 11, 2014 (the “Amended Bylaws”).

G. Mark Brown has served on the board of directors since Brookfield DTLA was formed in 2013 and has served as Chairman of the Board and the Company’s Principal Executive Officer since May 2017. Mr. Brown is a Managing Partner in BAM’s real estate group. Mr. Brown has been employed by the Manager since 2000 in various senior executive roles, including Global Chief Investment Officer. The board of directors nominated Mr. Brown to serve as a director based on, among other factors, his knowledge of the Company and his experience in commercial real estate.

Michelle L. Campbell has served on the board of directors since 2014 and has served as Senior Vice President and Secretary of Brookfield DTLA since March 2016 and as Vice President and Secretary of Brookfield DTLA since it was formed in 2013. Ms. Campbell is a Senior Vice President in BAM’s real estate group and has been employed by the Manager in various legal positions since 2007. The board of directors nominated Ms. Campbell to serve as a director based on, among other factors, her knowledge of the Company and her experience in legal matters and commercial real estate.

Andrew Dakos has served on the board of directors since December 2017, following his election at a Special Meeting of holders of Brookfield DTLA’s Series A preferred stock. Mr. Dakos is a principal of Bulldog Investors, LLC (“Bulldog Investors”), an SEC-registered investment adviser to certain private funds, separately-managed accounts and Special Opportunities Fund, Inc., a New York Stock Exchange (the “NYSE”)-listed registered closed-end investment company (“Special Opportunities Fund”). Mr. Dakos co-manages Bulldog Investor’s investment strategy. Mr. Dakos also serves as President and Director of Special Opportunities Fund, Chairman and President of Swiss Helvetia Fund, Inc., Trustee of Crossroads Liquidating Trust, and President and a Trustee of High Income Securities Fund.

Murray Goldfarb has served on the board of directors since August 2018. Mr. Goldfarb is a Managing Partner in BAM’s real estate group. Mr. Goldfarb has been employed by the Manager since 2012, prior to which he was a partner at the law firm of Fried, Frank, Harris, Shriver & Jacobson LLP. The board of directors nominated Mr. Goldfarb to serve as a director based on, among other factors, his knowledge of the Company and its affiliates and his experience in legal matters and commercial real estate.

Phillip Goldstein has served on the board of directors since December 2017, following his election at a Special Meeting of holders of Brookfield DTLA’s Series A preferred stock. Mr. Goldstein is a co‑founder and Principal of Bulldog Investors. Mr. Goldstein is the lead investment strategist for Bulldog Investors. Mr. Goldstein also serves as Chairman of The Mexico Equity and Income Fund, Inc., Secretary and Chairman of Special Opportunities Fund, Director of MVC Capital, Inc., Director of Swiss Helvetia Fund, Inc., Trustee of Crossroads Liquidating Trust, and a Trustee of High Income Securities Fund.

Ian Parker has served on the board of directors since 2017. Mr. Parker is Chief Operating Officer of Brookfield DTLA and is also Chief Operating Officer for Brookfield Properties in the Western US and Canada. Mr. Parker has been employed by the Manager in various senior operational roles since 1996. The board of directors nominated Mr. Parker to serve as a director based on, among other factors, his knowledge of the Company’s affiliates and his experience in commercial real estate.

Robert L. Stelzl has served on the board of directors since 2014. Mr. Stelzl is a private real estate investor and investment manager. In 2003, he retired from Colony Capital, LLC, a global real estate private equity investor, after 14 years as a principal and member of the Investment Committee. The board of directors nominated Mr. Stelzl to serve as a director based on, among other factors, his experience in commercial real estate.

Board Leadership Structure and Risk Oversight

The Amended Bylaws give the board of directors the flexibility to determine whether the roles of principal executive officer and Chairman of the Board should be held by the same person or by two separate individuals. In connection with the listing of the Series A preferred stock on the NYSE, the board of directors determined that having one person serve as both principal executive officer and Chairman of the Board is in the best interest of the Company’s stockholders. We believe this structure makes the best use of the principal executive officer’s extensive knowledge of the Company and fosters real-time communication between management and the board of directors. Since 2017, Mr. Brown has served as Chairman of the Board and Principal Executive Officer of Brookfield DTLA.

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

Based on our review of the copies of all Section 16(a) forms received by us and other information, we believe that with regard to the fiscal year ended December 31, 2018, all of our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except as follows: Phillip Goldstein was late in filing a Form 5 with respect to the disposition of directly‑held shares of Series A preferred stock. The required form was filed on March 29, 2019.

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the fiscal year ended December 31, 2018.

Board Governance Documents

The board of directors maintains a charter for its Audit Committee, has adopted written policies regarding the Approval of Audit and Non-Audit Services Provided by the External Auditor and has adopted Corporate Governance Guidelines. The board of directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of BAM, each applicable to the directors, officers and employees of BAM and its subsidiaries. Brookfield DTLA is an indirect subsidiary of BAM. These documents are available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Stelzl is currently Chairman of the Audit Committee and Mr. Dakos is a member of the Audit Committee. Mr. Stelzl has served on the Audit Committee since his election to the board of directors in 2014, and was also appointed as Chair of the Audit Committee in 2014. Mr. Dakos has served on the Audit Committee since March 2018. Messrs. Dakos and Stelzl are independent board members. Based on his experience and expertise, the board of directors has determined that Mr. Stelzl is an “audit committee financial expert” as defined by the SEC. The independent members of Brookfield DTLA’s Audit Committee also satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A‑3(b)(i) under the Exchange Act.

Certifications

The Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, respectively.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. The Manager, through DTLA Holdings, manages our operations and activities, and it, together with the board of directors and officers, makes decisions on our behalf. Our executive officers are employed by the Manager and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by the Manager and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by the Manager. We have not established any employee benefit plans or entered into any employment agreements with any of our executive officers. In determining the total compensation paid to our executive officers, the Manager considers, among other things, its business, results of operations and financial condition taken as a whole.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during the fiscal year ended December 31, 2018:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(g)
Andrew Dakos	65,000	65,000
Phillip Goldstein	55,000	55,000
Robert L. Stelzl	65,000	65,000
__________

(1)	Each non-independent member of the board of directors does not receive any additional compensation from the Company for his or her services as a director.

(2)	Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2018 for annual retainer fees and, in the case of Messrs. Dakos and Stelzl, Audit Committee fees.

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

COMPENSATION COMMITTEE REPORT

The board of directors of Brookfield DTLA Fund Office Trust Investor Inc. has reviewed and discussed the 2018 Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and their discussions, the board of directors has determined that the 2018 Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to be filed with the SEC.

The Board of Directors

G. Mark Brown, Chairman
Michelle L. Campbell
Andrew Dakos
Murray Goldfarb
Phillip Goldstein
Ian Parker
Robert L. Stelzl

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 29, 2019, DTLA Holdings owns 100% of the issued and outstanding shares of the Brookfield DTLA’s common stock.

Series A Preferred Stock

Based on our review of all forms filed with the SEC by holders of the Series A preferred stock with respect to ownership of shares of the Series A preferred stock and other information, as of March 29, 2019, there is no person known to us to beneficially own more than 5% of Brookfield DTLA’s Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Security Ownership of our Directors and Executive Officers

Common Stock

As of March 29, 2019, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s common stock.

Series A Preferred Stock

The following table sets forth the beneficial ownership of our Series A preferred stock by each of (1) our current directors, (2) our current Chairman of the Board (principal executive officer) and Chief Financial Officer (principal financial officer) (together, our “current executive officers”), and (3) our current directors and executive officers listed in Item 10. “Directors, Executive Officers and Corporate Governance” as a group, in each case as of March 29, 2019. In preparing this information, the Company relied solely upon information provided by its current directors and current executive officers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
(a)	(b)	(c)
G. Mark Brown	—	*
Michelle L. Campbell	—	*
Andrew Dakos (3)	208,069	2.14%
Murray Goldfarb	—	*
Phillip Goldstein (4)	208,069	2.14%
Ian Parker	—	*
Bryan D. Smith	—	*
Robert L. Stelzl	—	*
Directors and Executive Officers as a group	208,069	2.14%
__________

*	Less than 1%.

(1)	The address for each listed beneficial owner is c/o Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, New York, 10281.

(2)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 29, 2019.

(3)	All shares reported by Mr. Dakos are held by clients of Bulldog Investors. Mr. Dakos disclaims any beneficial interest in such shares.

(4)	All shares reported by Mr. Goldstein are held by clients of Bulldog Investors. Mr. Goldstein disclaims any beneficial interest in such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable subsidiaries of Brookfield DTLA under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Property management fee expense	$8,111	$8,136	$7,964
Asset management fee expense	6,330	6,330	6,330
Leasing and construction management fee expenses	3,209	5,198	3,049
General, administrative and reimbursable expenses	3,007	2,613	2,466

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a group terrorism insurance policy secured by the Manager that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Insurance expense	$8,026	$7,795	$7,948

Other Related Party Transactions with BAM Affiliates

Brookfield DTLA leases office space to a tenant in which an affiliate of BAM is an investor. Additionally, the Company purchases chilled water for air conditioning at one of its properties from an affiliate of BAM. A summary of the impact of related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016

Rental income and tenant reimbursements revenue	$1,928	$—	$—
Rental property and maintenance expense	862	579	—

Director Independence

Because the Series A preferred stock is the only publicly listed security of the Company, Brookfield DTLA is a special entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special entity exemption” with respect to certain independence requirements. Of the Company’s seven directors, three are currently independent of management, DTLA Holdings and the Manager. The board of directors has adopted independence standards as part of its Corporate Governance Guidelines, which are available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.”

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE Rules and our Corporate Governance Guidelines, on March 28, 2019, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both our and the NYSE’s director independence standards, as then in effect:

Andrew Dakos
Phillip Goldstein
Robert L. Stelzl

Item 14.    Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to Brookfield DTLA for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”):

Fees (1)	For the Year Ended December 31,
	2018	2017

Audit fees (2)	$754,100	$731,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$754,100	$731,000
__________

(1)	All services rendered for these fees were pre-approved in accordance with the Audit Committee’s policy regarding the approval of audit and non-audit services provided by the external auditor.

(2)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated financial statements, audits of the Company’s subsidiaries required for statute or otherwise and the performance of interim reviews of the Company’s quarterly unaudited condensed consolidated financial statements.

Pre-approval Policies and Procedures of the Audit Committee

Consistent with SEC rules regarding auditor independence, Brookfield DTLA has adopted written policies, which require the Audit Committee or the Chair of the Audit Committee to pre‑approve both audit and non‑audit services to be performed for the Company by Deloitte. Any decisions of the Chair of the Audit Committee to pre‑approve a permitted service (as defined in the policy) shall be reported to the Audit Committee at each of its regularly schedule meetings. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by Deloitte. The pre‑approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2018, 2017 and 2016
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

4.1	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

4.2	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

4.3	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

4.4	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.5	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 8, 2014

10.1	Form of Indemnity Agreement	8-K	001-36135	10.1	November 4, 2013

10.2	Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	8-K	001-36135	10.1	April 1, 2019

10.3	Limited Liability Company Agreement of Brookfield DTLA Fund Properties III LLC	8-K	001-36135	10.2	April 1, 2019

10.4	Loan Agreement dated as of February 6, 2018 by and between BOP FIGat7th LLC, as Borrower, and Metropolitan Life Insurance Company, as Lender	8-K	001-36135	10.3	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.5*	Guaranty as of February 6, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Metropolitan Life Insurance Company (“Lender”)

10.6	Amended and Restated Loan Agreement dated as of March 29, 2018, by and among EYP Realty, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, Landesbank Baden-Württemberg, New York Branch, as Documentation Agent and the Financial Institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders	8-K	001-36135	10.4	April 1, 2019

10.7	Mezzanine Loan Agreement dated as of March 29, 2018 by and among EYP Mezzanine LLC, as Borrower, and RVP Mezz Debt 1 LLC, as Lender	8-K	001-36135	10.5	April 1, 2019

10.8*	Mezzanine Limited Guaranty made as of March 29, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of RVP Mezz Debt 1 LLC (“Lender”)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.9	Loan Agreement dated as of September 21, 2018 among North Tower, LLC, as Borrower, the Financial Institutions party hereto and their Assignees under Section 18.15, as Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and Natixis, New York Branch, as Joint Lead Arranger	8-K	001-36135	10.6	April 1, 2019

10.10*	Completion Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders

10.11*	Limited Recourse Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders

10.12*	Unfunded Obligations Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders

10.13	Mezzanine A Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine, LLC, as Borrower, and Mirae Asset Daewoo Co., Ltd., as Lender	8-K	001-36135	10.7	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.14	Mezzanine B Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine II, LLC, as Borrower, and Citi Global Markets Realty Corp., as Lender	8-K	001-36135	10.8	April 1, 2019

10.15	Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.7	March 20, 2017

10.16	Mezzanine Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.8	March 20, 2017

10.17	Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.9	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.18	Mezzanine Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.10	March 20, 2017

10.19	Deed of Trust, Security Agreement and Fixture Filing by Maguire Properties – 777 Tower, LLC, as Trustor to Fidelity National Title Insurance Company, as Trustee for the benefit of Metropolitan Life Insurance Company, as Beneficiary, dated October 15, 2013	8-K	001-36135	10.2	April 7, 2014

10.20	Promissory Note, dated as of October 15, 2013, between Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	8-K	001-36135	10.3	April 7, 2014

10.21	Amended and Restated Promissory Note dated September 1, 2016 by Maguire Properties – 777 Tower, LLC and Metropolitan Life Insurance Company	10-K	001-36135	10.13	March 20, 2017

10.22*	Loan extension letter dated October 25, 2018 among Metropolitan Life Insurance Company (“Lender”), Maguire Properties – 777 Tower, LLC (“Borrower”) and Brookfield DTLA Holdings LLC (“Guarantor”)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.23	Loan Agreement dated as of November 5, 2018 by and among Maguire Properties–355 S. Grand, LLC, as Borrower, Landesbank Hessen- Thürigen Girozentrale, New York Branch, as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Landesbank Hessen- Thürigen Girozentrale, Barclays Bank PLC and Natixis, New York Branch, as Joint Lead Arrangers. Landesbank Hessen-Thürigen Girozentrale as Hedge Coordinator, and the Financial Institutions now or hereafter signatories hereto and their assignees, as Lenders	8-K	001-36135	10.9	April 1, 2019

10.24	Limited Guaranty made as of November 5, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Landesbank Hessen- Thüringen Girozentrale, New York Branch, as Administrative Agent on behalf of the Lenders (together with its successors and assigns, “Administrative Agent”) and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.10	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.25	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.26	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.27	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

10.28	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.29	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2018

31.1*	Certification of Principal Executive Officer dated April 1, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

31.2*	Certification of Principal Financial Officer dated April 1, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
April 1, 2019 pursuant
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

Date:	April 1, 2019

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 1, 2019	By:	/s/ G. MARK BROWN
G. Mark Brown Chairman of the Board (Principal executive officer)

	April 1, 2019	By:	/s/ BRYAN D. SMITH
Bryan D. Smith Chief Financial Officer (Principal financial and accounting officer)

	April 1, 2019	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	April 1, 2019	By:	/s/ ANDREW DAKOS
Andrew Dakos Director

	April 1, 2019	By:	/s/ MURRAY GOLDFARB
Murray Goldfarb Director

	April 1, 2019	By:	/s/ PHILLIP GOLDSTEIN
Phillip Goldstein Director

	April 1, 2019	By:	/s/ IAN PARKER
Ian Parker Chief Operating Officer and Director

	April 1, 2019	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director