Form 10-Q
period 2019-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2019-05-15
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	DTLA-P	New York Stock Exchange

As of May 10, 2019, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$227,555	$227,555
Buildings and improvements	2,255,461	2,245,818
Tenant improvements	407,791	361,077
Investments in real estate, gross	2,890,807	2,834,450
Less: accumulated depreciation	438,488	418,205
Investments in real estate, net	2,452,319	2,416,245

Cash and cash equivalents	46,853	80,421
Restricted cash	23,413	25,349
Rents, deferred rents and other receivables, net	151,334	151,509
Intangible assets, net	40,355	44,640
Deferred charges, net	72,065	67,731
Due from affiliates	3,256	—
Prepaid and other assets, net	5,854	9,763
Total assets	$2,795,449	$2,795,658

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,141,898	$2,140,724
Accounts payable and other liabilities	72,592	63,678
Due to affiliates	1,815	3,834
Intangible liabilities, net	11,626	12,454
Total liabilities	2,227,931	2,220,690

Commitments and Contingencies (See Note 16)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2019 and December 31, 2018	$414,569	$409,932
Noncontrolling Interests:
Series A-1 preferred interest	405,119	400,816
Senior participating preferred interest	22,871	23,443
Series B preferred interest	192,189	181,698
Total mezzanine equity	1,034,748	1,015,889

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	196,135	195,825
Accumulated deficit	(420,875)	(385,158)
Accumulated other comprehensive loss	(501)	(107)
Noncontrolling interests	(241,989)	(251,481)
Total stockholders’ deficit	(467,230)	(440,921)
Total liabilities and deficit	$2,795,449	$2,795,658

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2019	2018

Revenue:
Lease income	$66,385	$63,860
Parking	9,618	9,137
Interest and other	204	2,214
Total revenue	76,207	75,211

Expenses:
Rental property operating and maintenance	23,131	21,743
Real estate taxes	9,672	10,050
Parking	2,717	2,752
Other expense	3,512	2,237
Depreciation and amortization	25,642	24,426
Interest	24,866	23,782
Total expenses	89,540	84,990

Net loss	(13,333)	(9,779)
Net loss attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303
Senior participating preferred interest – redemption measurement adjustment	(572)	1,657
Series B preferred interest returns	4,091	3,879
Series B common interest – allocation of net income (loss)	9,925	(12,695)
Net loss attributable to Brookfield DTLA	(31,080)	(6,923)
Series A preferred stock dividends	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(35,717)	$(11,560)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2019	2018

Net loss	$(13,333)	$(9,779)

Other comprehensive (loss) income:
Derivative transactions:
Unrealized derivative holding (losses) gains	(827)	1,702
Less: Reclassification adjustment for realized gains included in net loss	—	1,198
Total other comprehensive (loss) income	(827)	504

Comprehensive loss	(14,160)	(9,275)
Less: comprehensive income (loss) attributable to noncontrolling interests	17,314	(2,592)
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(31,474)	$(6,683)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(31,080)		17,747	(13,333)
Other comprehensive loss					(394)	(433)	(827)
Contributions			310				310
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(7,822)	(12,459)
Balance, March 31, 2019	1,000	$—	$196,135	$(420,875)	$(501)	$(241,989)	$(467,230)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net loss				(6,923)		(2,856)	(9,779)
Other comprehensive income					240	264	504
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(9,839)	(14,476)
Balance, March 31, 2018	1,000	$—	$194,210	$(268,437)	$(33)	$(292,439)	$(366,699)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,333)	$(9,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,643	24,426
Provision for doubtful accounts	8	—
Amortization of below-market leases/ above-market leases	759	(205)
Straight-line rent amortization	(2,640)	(5,997)
Amortization of tenant inducements	959	984
Amortization of debt issuance costs	1,323	2,496
Realized gain on derivative financial instruments	—	(1,198)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	409	(15,440)
Deferred charges, net	(1,876)	(943)
Due from affiliates	(2,928)	—
Prepaid and other assets, net	3,233	(4,605)
Accounts payable and other liabilities	2,026	1,082
Due to affiliates	(2,019)	(3,473)
Net cash provided by (used in) operating activities	11,564	(12,652)
Cash flows from investing activities:
Expenditures for real estate improvements	(53,629)	(17,320)
Net cash used in investing activities	(53,629)	(17,320)
Cash flows from financing activities:
Proceeds from mortgage loans	—	323,500
Principal payments on mortgage loans	—	(211,831)
Distributions to noncontrolling interests	—	(4,570)
Issuance of Series B preferred interest	6,400	—
Contributions from DTLA Holdings	310	—
Financing fees paid	(149)	(1,891)
Net cash provided by financing activities	6,561	105,208
Net change in cash, cash equivalents and restricted cash	(35,504)	75,236
Cash, cash equivalents and restricted cash at beginning of period	105,770	67,505
Cash, cash equivalents and restricted cash at end of period	$70,266	$142,741

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2019	2018

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$80,421	$31,958
Restricted cash at beginning of period	25,349	35,547
Cash and cash equivalents and restricted cash at beginning of period	$105,770	$67,505

Cash and cash equivalents at end of period	$46,853	$112,649
Restricted cash at end of period	23,413	30,092
Cash and cash equivalents and restricted cash at end of period	$70,266	$142,741

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,565	$21,343
Cash paid for income taxes	56	80

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$18,580	$17,340
Accrual for deferred leasing costs	8,116	2,901
(Decrease) increase in fair value of interest rate swaps	(827)	1,702
Writeoff of fully depreciated non-operating furniture and equipment included in prepaid and other assets, net	4,588	—

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P., an exempted limited partnership under the Laws of Bermuda (“BPY”), which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc., a corporation under the Laws of Canada (“BAM”) invests in real estate on a global basis.

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property, and 755 S. Figueroa, LLC, a residential development property, all of which are located in the Los Angeles Central Business District (the “LACBD”).

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, income from its parking garages.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The condensed consolidated balance sheet data as of December 31, 2018 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the condensed consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

Reclassifications

During the year ended December 31, 2018, the Company reclassified asset management fees earned by the Manager from rental property operating and maintenance expense to other expense in the consolidated statement of operations. Management does not include asset management fees as an input when evaluating the operating performance of Brookfield DTLA’s properties and created a new category within other expense during 2018 to capture such fees. For the three months ended March 31, 2018, the Company reported rental property operating and maintenance expense totaling $23.3 million and other expense totaling $0.6 million in the condensed consolidated statement of operations. After the reclassifications, rental property operating and maintenance expense now totals $21.7 million and other expense now totals $2.2 million in the condensed consolidated statement of operations for the three months ended March 31, 2018. This reclassification had no effect on the Company’s financial position, results of operations or cash flows in any year.

During the year ended December 31, 2018, the Company also reclassified lease termination fees from interest and other revenue to lease income in the consolidated statement of operations in anticipation of adopting Accounting Standards Codification (“ASC”) Topic 842, Leases. For the three months ended March 31, 2018, the Company reported interest and other revenue totaling $2.9 million and rental income totaling $41.1 million in the condensed consolidated statement of operations. After the reclassifications, interest and other revenue now totals $2.2 million and rental income totaled $41.8 million in the condensed consolidated statement of operations for the three months ended March 31, 2018. See Note 3 “Leases” for reconciliation of lease income reported for the three months ended March 31, 2018 in the current year’s condensed consolidated statement of operations after the adoption of ASC Topic 842. This reclassification had no effect on the Company’s financial position, results of operations or cash flows in any year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recent Accounting Pronouncements

Accounting Pronouncement Adopted Effective January 1, 2019

Please refer to Note 3 “Leases” for a discussion of our adoption of ASC Topic 842, Leases, on January 1, 2019.

Accounting Pronouncements Effective January 1, 2020

In August 2018, the Financial Accounting Standards Board issued ASU 2018-13, Fair Value Measurement (Topic 820), and made changes to its conceptual framework, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, that are intended to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 removes, modifies and adds certain disclosure requirements related to fair value measurements required by Topic 820. The guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosures. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

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

Note 3—Leases

Brookfield DTLA’s properties are leased to tenants under operating leases. The Company adopted ASC Topic 842, Leases, on January 1, 2019 using the modified retrospective transition method. Information in this Note 3 with respect to our leases and lease-related costs and receivables is presented under ASC Topic 842 as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. ASC Topic 842 sets out the principles for recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASC Topic 842 requires lessors to account for leases using an approach that largely remains unchanged from the guidance in ASC Topic 840 for operating leases and other leases such as sales-type leases and direct financing leases. As of January 1, 2019 and March 31, 2019, the Company had no material ground leases or finance leases where the Company was a lessee and therefore did not record any right-of-use asset or liability in its condensed consolidated balance sheet as of March 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On the date of adoption, Brookfield DTLA elected the package of practical expedients provided for in ASC Topic 842, including:

•	No reassessment of whether any expired or existing contracts were or contained leases;

•	No reassessment of the lease classification for any expired or existing leases; and

•	No reassessment of initial direct costs for any existing leases.

The package of practical expedients was made as a single election and was consistently applied to all existing leases as of January 1, 2019. The Company also elected the practical expedient provided to lessors in a subsequent amendment to ASC Topic 842 that removed the requirement to separate lease and nonlease components, provided certain conditions were met.

Brookfield DTLA leases its office properties to lessees in exchange for payments from tenants comprised of monthly payments that cover rent, property taxes, insurance and certain cost recoveries. Payments from tenants for reimbursement are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of tenant reimbursements, which is not the predominant component, is the same as the lease component. As such, consideration for tenant reimbursements is accounted for as part of the overall consideration in the lease. Lease income related to variable payments includes fixed and contingent rental payments and tenant recoveries. Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as part of lease income in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises. Such payments from customers are considered nonlease components of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of lease income recognized during the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Deferred rent receivables represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Short-term parking revenues do not qualify for the single lease component practical expedient, discussed above, due to the difference in the timing and pattern of transfer of the Company’s parking service obligations and associated lease components within the same lease agreement. The Company recognizes short-term parking revenues in accordance with the revenue recognition accounting standard, ASC Topic 606, Revenue from Contracts with Customers, when the services are provided and the performance obligations are satisfied, which normally occurs at a point in time.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Some of the Company’s leases have termination and/or extension options. Termination options allow the tenant to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective half way or further into the original lease term and require advance notification from the tenant and payment of a termination fee that reimburses the Company for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fees are recognized at the later of when the tenant has vacated the space or the lease has expired, and a fully executed lease termination agreement has been delivered, the amount of the fee is determinable and collectability of the fee is reasonably assured.

Rents, deferred rents and other receivables, net also includes amounts paid to a tenant for improvements owned or costs incurred by the tenant. Such amounts are treated as tenant inducements and are presented in the condensed consolidated balance sheet net of accumulated amortization. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of lease income in the condensed consolidated statement of operations. The new standard also requires the Company to reduce its lease income for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant’s ability to complete the term of the lease.

ASC Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. All leasing commissions paid in connection with new leases or lease renewals are capitalized and amortized on a straight-line basis over the initial fixed terms of the respective leases as part of depreciation and amortization in the condensed consolidated statement of operations. Initial direct costs, primarily commissions, related to the leasing of our office properties are deferred and are presented as deferred charges in the condensed consolidated balance sheet net of accumulated amortization totaling $53.0 million and $50.3 million as of March 31, 2019 and December 31, 2018, respectively.

Beginning January 1, 2019, any costs incurred by the Company to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants are required to be expensed as incurred. During three months ended March 31, 2019, Brookfield DTLA had no indirect leasing costs that would have been capitalized prior to the adoption of ASC Topic 842.

The election of the package of practical expedients described above permits the Company to continue to account for its leases that commenced before January 1, 2019 under the previous lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019. The Company recorded no net cumulative effect adjustment to the accumulated deficit in the condensed consolidated balance sheet on January 1, 2019 as a result of the adoption of this guidance as there were no indirect leasing costs that were required to be written off.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Reclassification of Prior Period Presentation of Rental Income and Tenant Reimbursements

As described above, rental income and tenant reimbursements related to our operating leases for which Brookfield DTLA is the lessor qualified for the single component practical expedient and are classified as lease income in our condensed consolidated statement of operations. Prior to the adoption of ASC Topic 842, the Company reported rental income and tenant reimbursements separately in the condensed consolidated statement of operations, in accordance with ASC Topic 840. Upon adoption of the new lease accounting standard, the comparative statements of operations for prior years have been reclassified to conform to the new single component presentation of rental income and tenant reimbursements, classified within lease income in the Company’s condensed consolidated statement of operations.

As of March 31, 2019, Brookfield DTLA has six Class A office properties aggregating 7.6 million net building rentable square feet located in the LACBD. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments could include oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of the Company’s properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes; costs of complying with state, local and federal government regulations or increased regulation and other factors. None of our tenants accounted for more than 10% of our lease income for the three months ended March 31, 2019.

As of March 31, 2019, all of the leases in which the Company is the lessor are classified as operating leases. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved.

A reconciliation of the revenue line items that were reclassified in Brookfield DTLA’s condensed consolidated statements of operations to conform to the current period presentation pursuant to the adoption of ASC Topic 842 and the election of the single component practical expedient is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Rental income (presentation prior to January 1, 2019)	$41,166	$41,755
Tenant reimbursements (presentation prior to January 1, 2019)	25,219	22,105
Lease income (presentation effective January 1, 2019)	$66,385	$63,860

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2019, the undiscounted cash flows for future minimum base rents to be received from tenants under executed noncancelable operating leases during the remainder of 2019, the next five years and thereafter are as follows (in thousands):

Remainder of 2019	$120,038
2020	162,287
2021	162,538
2022	148,936
2023	132,731
2024	113,878
Thereafter	595,487
$1,435,895

The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $0.1 million as part of lease income in the condensed consolidated statement of operations during the three months ended March 31, 2019.

Brookfield DTLA’s lease income of $66.4 million for the three months ended March 31, 2019, primarily represents revenue related to agreements for rental of our investments in real estate, subject to ASC Topic 842. The Company’s leases do not have guarantees of residual value of the underlying assets. We manage risk associated with the residual value of our leased assets by carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms. Upon the expiration or termination of a lease, the Company often has the ability to re-lease the space with an existing tenant or to a new tenant within a reasonable amount of time.

As of December 31, 2018, the undiscounted cash flows for future minimum base rents to be received from tenants under executed noncancelable operating leases during the next five years and thereafter are as follows (in thousands):

2019	$160,732
2020	162,373
2021	162,175
2022	147,958
2023	130,674
Thereafter	587,950
$1,351,862

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018

Straight-line and other deferred rents	$117,755	$115,445
Tenant inducements receivable	43,476	42,642
Other receivables	7,959	10,437
Rents, deferred rents and other receivables, gross	169,190	168,524
Less: Accumulated amortization of tenant inducements	17,660	16,701
Allowance for doubtful accounts	196	314
Rents, deferred rents and other receivables, net	$151,334	$151,509

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
Intangible assets, gross	127,713	127,713
Less: accumulated amortization	87,358	83,073
Intangible assets, net	$40,355	$44,640

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	47,935	47,107
Intangible liabilities, net	$11,626	$12,454

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on lease income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Lease income	$(759)	$205
Depreciation and amortization expense	2,698	2,815

As of March 31, 2019, the estimate of the amortization/accretion of intangible assets and liabilities during the remainder of 2019, the next five years and thereafter is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2019	$4,219	$3,387	$2,395
2020	4,657	2,985	2,975
2021	4,404	2,927	2,797
2022	3,718	2,702	2,460
2023	2,092	2,328	674
2024	1,200	2,202	125
Thereafter	1,559	1,975	200
	$21,849	$18,506	$11,626

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except dates and percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	March 31, 2019	December 31, 2018
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	4.13%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2020	6.48%	65,000	65,000
Wells Fargo Center–North Tower (3)	10/9/2020	7.48%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2021	4.29%	258,186	258,186
777 Tower (5)	11/1/2019	4.67%	220,000	220,000
EY Plaza (6)	11/27/2020	7.04%	35,000	35,000
Total variable-rate loans			1,013,186	1,013,186

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.90%	230,000	230,000
Total floating-rate debt			1,243,186	1,243,186

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figueroa at 7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Total debt			2,151,686	2,151,686
Less: unamortized debt issuance costs			9,788	10,962
Total debt, net			$2,141,898	$2,140,724
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of March 31, 2019, a future advance amount of $31.8 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has one option to extend the maturity date of this loan for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2019, we did not meet the criteria specified in the loan agreement to extend this loan. See “—Debt Maturities—777 Tower” below.

(6)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(7)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.28%. The effective interest rate of 3.90% includes interest on the swaps.

The weighted average interest rate of our debt was 4.38% and 4.34% as of March 31, 2019 and December 31, 2018, respectively.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of March 31, 2019, our debt to be repaid during the remainder of 2019 and the next five years is as follows (in thousands):

Remainder of 2019	$220,000
2020	765,000
2021	708,186
2022	—
2023	58,500
2024	400,000
$2,151,686

As of March 31, 2019, $220.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,473.2 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

777 Tower—

Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of March 31, 2019, we did not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of March 31, 2019, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2019 and were in compliance with the amounts required by the loan agreements.

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018

Tenant improvements and inducements payable	$29,984	$27,862
Unearned rent and tenant payables	16,890	17,077
Accrued capital expenditures and leasing commissions	15,003	9,844
Accrued expenses and other liabilities	10,715	8,895
Accounts payable and other liabilities	$72,592	$63,678

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2019 and December 31, 2018.

Contributions

During the three months ended March 31, 2019, the Company received cash contributions totaling $6.4 million from DTLA Holdings, which are entitled to a 9.0% preferred return as part of the Series B preferred interest. The Company used the funds for general corporate purposes.

Distributions

During the three months ended March 31, 2018, Brookfield DTLA made distributions to DTLA Holdings totaling $3.5 million as preferred returns on the Series B preferred interest and $1.1 million as returns of investment related to the senior participating preferred interest using cash on hand.

Series A Preferred Stock

As of March 31, 2019 and December 31, 2018, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2019 and 2018. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

As of March 31, 2019, the Series A preferred stock is reported at its redemption value of $414.6 million calculated using the redemption price of $25.00 per share plus $171.3 million of accumulated and unpaid dividends on such Series A preferred stock through March 31, 2019.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by DTLA Holdings or wholly owned subsidiaries of DTLA Holdings. Interest on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

As of March 31, 2019, the Series A-1 preferred interest is reported at its redemption value of $405.1 million calculated using its liquidation value of $225.7 million plus $179.4 million of unpaid interest on such Series A-1 preferred interest through March 31, 2019.

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

During the three months ended March 31, 2018, Brookfield DTLA made distributions totaling $1.1 million to DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

As of March 31, 2019, the senior participating preferred interest is reported at its redemption value of $22.9 million using the value of the participating interest.

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

During the three months ended March 31, 2019, the Company received cash contributions totaling $6.4 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return. The Company used the funds for general corporate purposes. As of March 31, 2019, $78.8 million is available to the Company under this commitment for future funding.

During the three months ended March 31, 2018, Brookfield DTLA made distributions totaling $3.5 million to DTLA Holdings as preferred returns on the Series B preferred interest using cash on hand.

As of March 31, 2019, the Series B preferred interest is reported at its redemption value of $192.2 million calculated using its liquidation value of $181.2 million plus $11.0 million of unpaid preferred returns on such Series B preferred interest through March 31, 2019.

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					6,400	6,400
Dividends		4,637				4,637
Preferred returns			4,303		4,091	8,394
Redemption measurement adjustment				(572)		(572)
Balance, March 31, 2019	9,730,370	$414,569	$405,119	$22,871	$192,189	$1,034,748

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Dividends		4,637				4,637
Preferred returns			4,303		3,879	8,182
Distributions to noncontrolling interests				(1,043)	(3,527)	(4,570)
Redemption measurement adjustment				1,657		1,657
Balance, March 31, 2018	9,730,370	$396,037	$387,813	$26,162	$190,643	$1,000,655

Note 9—Stockholders’ Deficit

During the three months ended March 31, 2019, Brookfield DTLA received capital contributions totaling $0.3 million from DTLA Holdings, which were used for general corporate purposes.

Note 10—Noncontrolling Interests

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
(Unaudited)

Note 11—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Balance at beginning of period	$(224)	$(574)
Other comprehensive (loss) income before reclassifications	(827)	1,702
Amounts reclassified from accumulated other comprehensive loss	—	(1,198)
Net current-period other comprehensive (loss) income	(827)	504
Balance at end of period	$(1,051)	$(70)

Note 12—Income Taxes

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. Our TRS did not have significant tax provisions during the three months ended March 31, 2019 and 2018.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of March 31, 2019 and December 31, 2018, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of March 31, 2019, Brookfield DTLA’s 2013 tax period and 2014, 2015, 2016 and 2017 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities.

Note 13—Fair Value Measurements

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

Brookfield DTLA’s net assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
March 31, 2019	$147	$—	$147	$—
December 31, 2018	974	—	974	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swap asset	$298	$974
Interest rate swap liability	(151)	—

Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of (Loss) Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swaps for the three months ended:
March 31, 2019	$(827)	$—
March 31, 2018	1,702	1,198

The gain reclassified from accumulated other comprehensive loss during the three months ended March 31, 2018 is included as part of interest and other revenue in the condensed consolidated statement of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swaps—

As of March 31, 2019, Brookfield DTLA held the following interest rate swap contracts pursuant to the terms of the EY Plaza mortgage loan agreement (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest rate swap	$171,509	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$225,715	2.28%	1.65%	3.90%

Interest Rate Caps—

Brookfield DTLA holds interest rate cap contracts pursuant to the terms of certain of its mortgage and mezzanine loan agreements with the following notional amounts (in thousands):

	March 31, 2019	December 31, 2018

Wells Fargo Center–North Tower	$400,000	$400,000
Wells Fargo Center–North Tower	65,000	65,000
Wells Fargo Center–North Tower	35,000	35,000
Wells Fargo Center–South Tower	290,000	290,000
777 Tower	220,000	220,000
EY Plaza	35,000	35,000
	$1,045,000	$1,045,000

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage and mezzanine loans are as follows (in thousands):

	March 31, 2019	December 31, 2018

Estimated fair value	$2,147,435	$2,142,813
Carrying amount	2,151,686	2,151,686

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

Note 15—Related Party Transactions

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Property management fee expense	$2,051	$1,932
Asset management fee expense	1,583	1,583
Leasing and construction management fees	1,312	283
General, administrative and reimbursable expenses	486	398

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Insurance expense	$2,198	$1,955

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Related Party Transactions with BAM Affiliates

Brookfield DTLA leases office space to a tenant in which an affiliate of BAM is an investor. Additionally, the Company purchases chilled water for air conditioning at one of its properties from an affiliate of BAM.

A summary of the impact of related party transactions with BAM affiliates on the Company’s condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Lease income	$610	$420
Rental property and maintenance expense	215	224

Note 16—Commitments and Contingencies

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could ultimately differ from such estimates. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P., an exempted limited partnership under the Laws of Bermuda (“BPY”), which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc., a corporation under the Laws of Canada (“BAM”) invests in real estate on a global basis.

Brookfield DTLA owns BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, each of which is a Class A office property, and 755 S. Figueroa, LLC, a residential development property, all of which are located in the Los Angeles Central Business District (the “LACBD”).

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

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, income from its parking garages.

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

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations;	•	Capital expenditures;
•	Contributions from noncontrolling interests;	•	Payments in connection with loans; and
•	Other contributions; and	•	Distributions to noncontrolling interests.
•	Proceeds from additional secured or unsecured debt financings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Potential Sources of Liquidity—

Cash on Hand—

As of March 31, 2019 and December 31, 2018, Brookfield DTLA had cash and cash equivalents totaling $46.9 million and $80.4 million, respectively.

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

Occupancy levels. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of March 31, 2019:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	91.9%	$33,769,843	$26.16
Wells Fargo Center–North Tower	1,400,639	18.5%	87.5%	34,013,708	27.74
Gas Company Tower	1,345,163	17.8%	89.7%	31,322,520	25.96
EY Plaza	1,279,932	16.9%	91.3%	28,341,057	24.25
Wells Fargo Center–South Tower	1,124,960	14.8%	74.6%	21,833,602	26.03
777 Tower	1,024,835	13.5%	76.5%	20,744,731	26.46
	7,580,957	100.0%	85.9%	$170,025,461	$26.10
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2019. This amount reflects total base rent before any rent abatements as of March 31, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of March 31, 2019 for the twelve months ending March 31, 2020 are approximately $11.2 million, or $1.72 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of March 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of March 31, 2019, plus currently available space, for the remainder of 2019, each of the nine calendar years beginning January 1, 2020 and thereafter. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2019	331,218	5.1%	$7,719,214	4.5%	$23.31	$23.43
2020	391,270	6.0%	10,448,420	6.2%	26.70	27.24
2021	389,565	6.0%	10,449,701	6.2%	26.82	28.74
2022	388,880	6.0%	10,663,077	6.3%	27.42	29.80
2023	913,751	14.0%	22,507,627	13.2%	24.63	28.01
2024	551,431	8.5%	15,150,066	8.9%	27.47	32.01
2025	711,304	10.9%	19,226,503	11.3%	27.03	31.95
2026	606,051	9.3%	14,413,695	8.5%	23.78	29.10
2027	189,526	2.9%	5,110,938	3.0%	26.97	35.22
2028	20,645	0.3%	584,542	0.3%	28.31	39.45
Thereafter	2,021,250	31.0%	53,751,678	31.6%	26.59	40.27
Total expiring leases	6,514,891	100.0%	$170,025,461	100.0%	$26.10	$32.80
Currently available	1,066,066
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2019. This amount reflects total base rent before any rent abatements as of March 31, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of March 31, 2019 for the twelve months ending March 31, 2020 are approximately $11.2 million, or $1.72 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of March 31, 2019.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the three months ended March 31, 2019. Management believes that on average our current rents are at market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at Brookfield DTLA’s properties for the three months ended March 31, 2019:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2018	6,493,480	86.3%
Expirations	(343,197)	(4.6)%
New leases	29,477	0.4%
Renewals	286,961	3.8%
Remeasurement adjustments	48,170	0.6%
Leased square feet as of March 31, 2019	6,514,891	85.9%

Collectability of rent from our tenants. Brookfield DTLA’s lease income depends on collecting rent from its tenants, and in particular from its major tenants. In the event of tenant defaults, Brookfield DTLA may experience delays in enforcing its rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

Contributions from Noncontrolling Interests—

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC (“New OP”), which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a market rate of return determined at the time of contribution (“preferred return”).

During the three months ended March 31, 2019, the Company received cash contributions totaling $6.4 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return as part of the Series B preferred interest. The Company used the funds for general corporate purposes. As of March 31, 2019 and through the date of this report, $78.8 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to the amounts received under the commitment described above, during the three months ended March 31, 2019 the Company received cash contributions totaling $0.3 million from DTLA Holdings that were used for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Proceeds from Additional Secured or Unsecured Debt Financings—

Wells Fargo Center–South Tower—

As of March 31, 2019 and through the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

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

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. Brookfield DTLA projects spending approximately $347 million over the next five years consisting of $70 million for capital expenditures, $180 million for tenant improvements, and $97 million for leasing costs. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure improvements, and roof replacements.

As of March 31, 2019 and through the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of March 31, 2019, we did not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of March 31, 2019, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Distributions to Noncontrolling Interests—

During the three months ended March 31, 2018, Brookfield DTLA made distributions to DTLA Holdings totaling $3.5 million as preferred returns on the Series B preferred interest and $1.1 million as returns of investment related to the senior participating preferred interest using cash on hand.

Indebtedness

As of March 31, 2019, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of March 31, 2019 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42%	4.19%	4 years
Variable-rate swapped to fixed-rate	230.0	11%	3.90%	2 years
Variable-rate (1)	1,013.2	47%	4.66%	2 years
	$2,151.7	100%	4.38%	3 years
__________

(1)
As of March 31, 2019 and through the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of March 31, 2019 is as follows (in thousands, except percentage amounts and dates):

	Interest Rate	Contractual Maturity Date	Principal Amount	Annual Debt Service (1)
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	4.13%	10/9/2020	$400,000	$16,766
Wells Fargo Center–North Tower (3)	6.48%	10/9/2020	65,000	4,273
Wells Fargo Center–North Tower (4)	7.48%	10/9/2020	35,000	2,656
Wells Fargo Center–South Tower (5)	4.29%	11/4/2021	258,186	11,228
777 Tower (6)	4.67%	11/1/2019	220,000	10,417
EY Plaza (7)	7.04%	11/27/2020	35,000	2,498
Total variable-rate loans			1,013,186	47,838

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.90%	11/27/2020	230,000	9,098
Total floating-rate debt			1,243,186	56,936

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figueroa at 7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,151,686	$95,527
Less: unamortized debt issuance costs			9,788
Total debt, net			$2,141,898
__________

(1)
Annual debt service for variable-rate loans is calculated using the one-month LIBOR rate in place on the debt as of March 31, 2019 plus the contractual spreads per the loan agreements. Annual debt service for fixed-rate loans is calculated based on contractual interest rates per the loan agreements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(5)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of March 31, 2019, a future advance amount of $31.8 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has one option to extend the maturity date of this loan for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of March 31, 2019, we did not meet the criteria specified in the loan agreement to extend this loan. See “—Debt Maturities—777 Tower” below.

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.28%. The effective interest rate of 3.90% includes interest on the swaps.

Debt Maturities

777 Tower—

Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of March 31, 2019, we did not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of March 31, 2019, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended March 31, 2019 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Three Months Ended March 31, 2019 to March 31, 2018

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2019	2018
Revenue:
Lease income	$66.4	$63.9	$2.5	4%
Parking	9.6	9.1	0.5	5%
Interest and other	0.2	2.2	(2.0)	(91)%
Total revenue	76.2	75.2	1.0	1%

Expenses:
Rental property operating and maintenance	23.1	21.7	1.4	6%
Real estate taxes	9.7	10.0	(0.3)	(3)%
Parking	2.7	2.7	—	—%
Other expense	3.5	2.3	1.2	52%
Depreciation and amortization	25.6	24.4	1.2	5%
Interest	24.9	23.8	1.1	5%
Total expenses	89.5	84.9	4.6	5%
Net loss	$(13.3)	$(9.7)	$(3.6)

Lease Income

Lease income increased $2.5 million, or 4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, largely as a result of contractual rent increases.

Interest and Other Revenue

Interest and other revenue decreased $2.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, largely as a result of the reclassification of realized gains on derivative financial instruments from accumulated other comprehensive loss to the statement of operations during 2018, for which there was no comparable activity during 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Expense

Other expense increased $1.2 million, or 52%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, mainly as a result of the write off of deferred costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million, or 5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to investments in tenant improvements year over year.

Interest Expense

Interest expense increased $1.1 million, or 5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, mainly due to the impact of increased debt outstanding at EY Plaza resulting from refinancing activity at the end of the first quarter of 2018.

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

The following summary discussion of Brookfield DTLA’s cash flows is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of changes in Brookfield DTLA’s cash flows is as follows (in thousands):

	For the Three Months Ended		Dollar Change
	March 31,
	2019	2018

Net cash provided by (used in) operating activities	$11,564	$(12,652)	$24,216
Net cash used in investing activities	(53,629)	(17,320)	(36,309)
Net cash provided by financing activities	6,561	105,208	(98,647)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the three months ended March 31, 2019 totaled $11.6 million, compared to net cash used in operating activities of $12.7 million during the three months ended March 31, 2018. The $24.2 million increase in cash is primarily due to changes in working capital.

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $53.6 million during the three months ended March 31, 2019, compared to net cash used in investing activities of $17.3 million during the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company spent $34.9 million for tenant improvements at BOA Plaza and EYP Tower in connection with lease renewals by major tenants along with continued the atrium renovations and elevator upgrades at Wells Fargo Center totaling $7.4 million.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, and contributions from and distributions to its mezzanine equity holders and distributions to its stockholders, if any. Net cash provided by financing activities totaled $6.6 million during the three months ended March 31, 2019, compared to net cash provided by financing activities of $105.2 million during the three months ended March 31, 2018. Proceeds from the Series B preferred interest were the source of the net cash provided by financing activities during the three months ended March 31, 2019. Net proceeds from the refinancing of the EY Plaza and Figueroa at 7th mortgage loans were the main source of net cash provided by financing activities during the three months ended March 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, March 31, 2019 and December 31, 2018, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2019, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total

Principal payments on mortgage loans	$220,000	$765,000	$708,186	$—	$58,500	$400,000	$2,151,686
Interest payments –
Fixed-rate debt (1)	29,075	38,697	30,590	18,726	16,803	11,025	144,916
Variable-rate swapped to fixed-rate debt	6,858	9,078	—	—	—	—	15,936
Variable-rate debt (2)	34,329	31,902	9,475	—	—	—	75,706
Tenant-related commitments (3)	86,337	2,716	2,011	2,416	1,143	2,359	96,982
	$376,599	$847,393	$750,262	$21,142	$76,446	$413,384	$2,485,226
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2019 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2019.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Property management fee expense	$2,051	$1,932
Asset management fee expense	1,583	1,583
Leasing and construction management fees	1,312	283
General, administrative and reimbursable expenses	486	398

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager and Brookfield DTLA reimburses the Manager for the actual cost of such premiums.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Insurance expense	$2,198	$1,955

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

A summary of the impact of related party transactions with BAM affiliates on the Company’s condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Lease income	$610	$420
Rental property and maintenance expense	215	224

Litigation

See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 for a discussion of our critical accounting policies for the year ended December 31, 2018. For three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, described in Note 3 “Leases” to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

Accounting Pronouncement Adopted Effective January 1, 2019

Please refer to Note 3 “Leases” to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of our adoption of ASC Topic 842, Leases, on January 1, 2019.

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

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2018.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on April 1, 2019. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2019, the cumulative amount of unpaid dividends totaled $172.9 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated May 14, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated May 14, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
May 14, 2019 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (1)

__________

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of May 14, 2019

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)