Form 10-Q
period 2019-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2019-08-12
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	DTLA-P	New York Stock Exchange

As of August 9, 2019, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$222,555	$227,555
Buildings and improvements	2,256,859	2,245,818
Tenant improvements	425,514	361,077
Investments in real estate, gross	2,904,928	2,834,450
Less: accumulated depreciation	459,446	418,205
Investments in real estate, net	2,445,482	2,416,245
Investment in unconsolidated real estate joint venture	34,911	—
Cash and cash equivalents	46,911	80,421
Restricted cash	25,279	25,349
Rents, deferred rents and other receivables, net	149,629	151,509
Intangible assets, net	37,647	44,640
Deferred charges, net	69,733	67,731
Due from affiliates	6,659	—
Prepaid and other assets, net	3,017	9,763
Total assets	$2,819,268	$2,795,658

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,143,201	$2,140,724
Accounts payable and other liabilities	71,934	63,678
Due to affiliates	5,531	3,834
Intangible liabilities, net	10,669	12,454
Total liabilities	2,231,335	2,220,690

Commitments and Contingencies (See Note 17)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2019 and December 31, 2018	$419,206	$409,932
Noncontrolling Interests:
Series A-1 preferred interest	409,422	400,816
Senior participating preferred interest	22,692	23,443
Series B preferred interest	215,085	181,698
Total mezzanine equity	1,066,405	1,015,889

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	196,335	195,825
Accumulated deficit	(449,415)	(385,158)
Accumulated other comprehensive loss	(1,245)	(107)
Noncontrolling interests	(224,147)	(251,481)
Total stockholders’ deficit	(478,472)	(440,921)
Total liabilities and deficit	$2,819,268	$2,795,658

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue:
Lease income	$68,913	$63,657	$135,298	$127,517
Parking	9,770	9,334	19,388	18,471
Interest and other	483	11,203	687	13,417
Total revenue	79,166	84,194	155,373	159,405

Expenses:
Rental property operating and maintenance	25,567	23,000	48,698	44,743
Real estate taxes	9,589	10,566	19,261	20,616
Parking	2,423	2,377	5,140	5,129
Other expense	1,885	4,281	5,397	6,518
Depreciation and amortization	25,812	23,138	51,454	47,564
Interest	25,107	26,096	49,973	49,878
Total expenses	90,383	89,458	179,923	174,448

Other Income:
Gain from derecognition of assets	14,977	—	14,977	—
Equity in loss of unconsolidated real estate joint venture	(289)	—	(289)	—
Total other income	14,688	—	14,688	—

Net income (loss)	3,471	(5,264)	(9,862)	(15,043)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	8,606	8,606
Senior participating preferred interest redemption measurement adjustment	(179)	768	(751)	2,425
Series B preferred interest returns	4,591	3,921	8,682	7,800
Series B common interest – allocation of net income (loss)	18,659	(9,889)	28,584	(22,584)
Net loss attributable to Brookfield DTLA	(23,903)	(4,367)	(54,983)	(11,290)
Series A preferred stock dividends	4,637	4,637	9,274	9,274
Net loss attributable to common interest holders of Brookfield DTLA	$(28,540)	$(9,004)	$(64,257)	$(20,564)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$3,471	$(5,264)	$(9,862)	$(15,043)

Other comprehensive (loss) income:
Derivative transactions:
Unrealized derivative holding (losses) gains	(1,561)	835	(2,388)	2,537
Less: reclassification adjustment for realized gains included in net income (loss)	—	—	—	1,198
Total other comprehensive (loss) income	(1,561)	835	(2,388)	1,339

Comprehensive income (loss)	1,910	(4,429)	(12,250)	(13,704)
Less: comprehensive income (loss) attributable to noncontrolling interests	26,557	(460)	43,871	(3,052)
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(24,647)	$(3,969)	$(56,121)	$(10,652)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(31,080)		17,747	(13,333)
Other comprehensive loss					(394)	(433)	(827)
Contributions			310				310
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(7,822)	(12,459)
Balance, March 31, 2019	1,000	—	196,135	(420,875)	(501)	(241,989)	(467,230)
Net (loss) income				(23,903)		27,374	3,471
Other comprehensive loss					(744)	(817)	(1,561)
Contributions			200				200
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,715)	(13,352)
Balance, June 30, 2019	1,000	$—	$196,335	$(449,415)	$(1,245)	$(224,147)	$(478,472)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net loss				(6,923)		(2,856)	(9,779)
Other comprehensive income					240	264	504
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(9,839)	(14,476)
Balance, March 31, 2018	1,000	—	194,210	(268,437)	(33)	(292,439)	(366,699)
Net loss				(4,367)		(897)	(5,264)
Other comprehensive income					398	437	835
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,992)	(13,629)
Balance, June 30, 2018	1,000	$—	$194,210	$(277,441)	$365	$(301,891)	$(384,757)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,862)	$(15,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,454	47,564
Gain from derecognition of assets	(14,977)	—
Equity in loss of unconsolidated real estate joint venture	289	—
Provision for doubtful accounts	11	—
Amortization of below-market leases/ above-market leases	622	73
Straight-line rent amortization	(5,534)	(8,024)
Amortization of tenant inducements	1,969	1,992
Amortization of debt issuance costs	2,625	4,307
Realized gain on derivative financial instruments	—	(1,198)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(279)	(10,320)
Deferred charges, net	(5,396)	(1,339)
Due from affiliates	(3,276)	—
Prepaid and other assets, net	5,762	5,026
Accounts payable and other liabilities	(3,393)	(4,829)
Due to affiliates	1,697	(8,894)
Net cash provided by operating activities	21,712	9,315
Cash flows from investing activities:
Expenditures for real estate improvements	(80,359)	(35,270)
Net cash used in investing activities	(80,359)	(35,270)
Cash flows from financing activities:
Proceeds from mortgage loans	—	323,500
Principal payments on mortgage loans	—	(211,831)
Distributions to Series B preferred interest	(2,695)	(12,458)
Distributions to senior participating preferred interest	—	(2,025)
Proceeds from Series B preferred interest	27,400	—
Contributions to additional paid-in capital	510	—
Financing fees paid	(148)	(2,080)
Net cash provided by financing activities	25,067	95,106
Net change in cash, cash equivalents and restricted cash	(33,580)	69,151
Cash, cash equivalents and restricted cash at beginning of period	105,770	67,505
Cash, cash equivalents and restricted cash at end of period	$72,190	$136,656

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2019	2018

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$80,421	$31,958
Restricted cash at beginning of period	25,349	35,547
Cash and cash equivalents and restricted cash at beginning of period	$105,770	$67,505

Cash and cash equivalents at end of period	$46,911	$103,885
Restricted cash at end of period	25,279	32,771
Cash and cash equivalents and restricted cash at end of period	$72,190	$136,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,476	$46,244
Cash paid for income taxes	57	79

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$24,476	$14,214
Accrual for deferred leasing costs	5,229	2,789
Contribution of investments in real estate, net to unconsolidated real estate joint venture	20,139	—
(Decrease) increase in fair value of interest rate swaps	(2,388)	2,537
Writeoff of rents, deferred rents and other receivables, net	129	—
Writeoff of fully depreciated non-operating furniture and equipment included in prepaid and other assets, net	4,588	—

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

As of June 30, 2019 and December 31, 2018, Brookfield DTLA owned BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and Figat7th, a retail center nested between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

On May 31, 2019, Brookfield DTLA Fund Properties II LLC, a wholly-owned subsidiary of the Company (“New OP”), entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture. See Note 4 “Investment in Unconsolidated Real Estate Joint Venture.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Reclassifications

During the year ended December 31, 2018, the Company reclassified asset management fees earned by the Manager from rental property operating and maintenance expense to other expense in the consolidated statement of operations. Management does not include asset management fees as an input when evaluating the operating performance of Brookfield DTLA’s properties and created a new category within other expense during 2018 to capture such fees. For the three and six months ended June 30, 2018, the Company reported rental property operating and maintenance expense totaling $24.6 million and $47.9 million and other expense totaling $2.7 million and $3.3 million in the condensed consolidated statement of operations. After the reclassifications, rental property operating and maintenance expense now totals $23.0 million and $44.7 million and other expense now totals $4.3 million and $6.5 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2018, respectively. This reclassification had no effect on the Company’s financial position, results of operations or cash flows in any year.

During the year ended December 31, 2018, the Company also reclassified lease termination fees from interest and other revenue to lease income in the consolidated statement of operations in anticipation of adopting Accounting Standards Codification (“ASC”) Topic 842, Leases. For the three and six months ended June 30, 2018, the Company reported interest and other revenue totaling $12.0 million and $14.9 million and rental income totaling $38.9 million and $79.9 million in the condensed consolidated statement of operations. After the reclassifications, interest and other revenue now totals $11.2 million and $13.4 million and rental income now totals $39.7 million and $81.4 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2018. See Note 3 “Leases” for reconciliation of lease income reported for the three and six months ended June 30, 2018 in the current year’s condensed consolidated statement of operations after the adoption of ASC Topic 842. This reclassification had no effect on the Company’s financial position, results of operations or cash flows in any year.

Recent Accounting Pronouncements

Accounting Pronouncement Adopted Effective January 1, 2019

Please refer to Note 3 “Leases” for a discussion of our adoption of Topic 842, Leases, on January 1, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Pronouncements Effective January 1, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Leases

Brookfield DTLA’s properties are leased to tenants under operating leases. The Company adopted ASC Topic 842, Leases, on January 1, 2019 using the modified retrospective transition method. Information in this Note 3 with respect to our leases and lease-related costs and receivables is presented under Topic 842 as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018. Topic 842 sets out the principles for recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The primary impact of Topic 842 is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases. The accounting applied by lessors is largely unchanged. As of January 1, 2019 and June 30, 2019, the Company had no material ground leases or finance leases where the Company was a lessee and therefore did not record any right‑of-use asset or liability in its condensed consolidated balance sheet as of June 30, 2019.

On the date of adoption, Brookfield DTLA elected the package of practical expedients provided for in Topic 842, including:

•	No reassessment of whether any expired or existing contracts were or contained leases;

•	No reassessment of the lease classification for any expired or existing leases; and

•	No reassessment of initial direct costs for any existing leases.

The package of practical expedients was made as a single election and was consistently applied to all existing leases as of January 1, 2019. The Company also elected the practical expedient provided to lessors in a subsequent amendment to Topic 842 that removed the requirement to separate lease and nonlease components, provided certain conditions were met.

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

Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. All leasing commissions paid in connection with new leases or lease renewals are capitalized and amortized on a straight-line basis over the initial fixed terms of the respective leases as part of depreciation and amortization in the condensed consolidated statement of operations. Initial direct costs, primarily commissions, related to the leasing of our office properties are deferred and are presented as deferred charges in the condensed consolidated balance sheet net of accumulated amortization totaling $55.9 million and $50.3 million as of June 30, 2019 and December 31, 2018, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Beginning January 1, 2019, any costs incurred by the Company to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants are required to be expensed as incurred. During six months ended June 30, 2019, Brookfield DTLA had no indirect leasing costs that would have been capitalized prior to the adoption of Topic 842.

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

Reclassification of Prior Period Presentation of Rental Income and Tenant Reimbursements

As described above, rental income and tenant reimbursements related to our operating leases for which Brookfield DTLA is the lessor qualified for the single component practical expedient and are classified as lease income in our condensed consolidated statement of operations. Prior to the adoption of Topic 842, the Company reported rental income and tenant reimbursements separately in the condensed consolidated statement of operations, in accordance with Topic 840. Upon adoption of the new lease accounting standard, the comparative statements of operations for prior years have been reclassified to conform to the new single component presentation of rental income and tenant reimbursements, classified within lease income in the Company’s condensed consolidated statement of operations.

As of June 30, 2019, Brookfield DTLA has six Class A office properties and one retail center aggregating 7.6 million net building rentable square feet located in the LACBD. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments could include oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of the Company’s properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes; costs of complying with state, local and federal government regulations or increased regulation and other factors. None of our tenants accounted for more than 10% of our lease income for the six months ended June 30, 2019.

As of June 30, 2019, all of the leases in which the Company is the lessor are classified as operating leases. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of the revenue line items that were reclassified in Brookfield DTLA’s condensed consolidated statements of operations to conform to the current period presentation pursuant to the adoption of Topic 842 and the election of the single component practical expedient is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Rental income (presentation prior to January 1, 2019)	$42,254	$39,681	$83,420	$81,436
Tenant reimbursements (presentation prior to January 1, 2019)	26,659	23,976	51,878	46,081
Lease income (presentation effective January 1, 2019)	$68,913	$63,657	$135,298	$127,517

As of June 30, 2019, the undiscounted cash flows for future minimum base rents to be received from tenants under executed noncancelable operating leases for future periods are as follows (in thousands):

Remainder of 2019	$80,592
2020	162,629
2021	162,655
2022	149,017
2023	135,131
2024	116,551
Thereafter	598,963
$1,405,538

The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $0.3 million as part of lease income in the condensed consolidated statement of operations during the six months ended June 30, 2019.

Brookfield DTLA’s lease income of $135.3 million for the six months ended June 30, 2019, primarily represents revenue related to agreements for rental of our investments in real estate, subject to Topic 842. The Company’s leases do not have guarantees of residual value of the underlying assets. We manage risk associated with the residual value of our leased assets by carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms. Upon the expiration or termination of a lease, the Company often has the ability to re-lease the space with an existing tenant or to a new tenant within a reasonable amount of time.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of December 31, 2018, the undiscounted cash flows for future minimum base rents to be received from tenants under executed noncancelable operating leases for future periods are as follows (in thousands):

2019	$160,732
2020	162,373
2021	162,175
2022	147,958
2023	130,674
Thereafter	587,950
$1,351,862

Note 4—Investment in Unconsolidated Real Estate Joint Venture

As described in Note 1 “Organization and Description of Business,” on May 31, 2019 New OP entered into an agreement to contribute and transfer all of its wholly-owned interests in the Property Owner in exchange for noncontrolling interests in a newly formed joint venture, which resulted in the derecognition of the assets of 755 South Figueroa, a residential development property, from the Company’s condensed consolidated balance sheet.

As a result of the derecognition of assets, the Company recognized a gain representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount as follows (in thousands):

Consideration		$35,200
Investments in real estate, net	$20,139
Cash and cash equivalents	73
Prepaid and other assets, net	11
Carrying amount		20,223
Gain from derecognition of assets		$14,977

The Company’s interest in the joint venture as of May 31, 2019 was 54.3% while Brookfield DTLA FP IV Holdings LLC’s interest was 45.7% based on its $29.6 million cash contribution made in exchange for controlling interests in the joint venture. The gain from derecognition of assets is recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2019.

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

The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. Brookfield DTLA is required to continually evaluate its VIE relationships and consolidation conclusion.

The liabilities of the investment in unconsolidated real estate joint venture may only be settled using the assets of 755 South Figueroa and the liabilities of the joint venture are not recourse to the Company. The Company’s exposure to its investment in the joint venture is limited to its investment balance. The Company’s ownership interest in the joint venture is 54.3% as of June 30, 2019. Pursuant to the operating agreement of the joint venture, the other venture partner may be required to fund additional amounts for the development of 755 South Figueroa, routine operating costs, and guaranties or commitments of the joint venture.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018

Straight-line and other deferred rents	$117,625	$115,445
Tenant inducements receivable	44,246	42,642
Other receivables	6,624	10,437
Rents, deferred rents and other receivables, gross	168,495	168,524
Less: accumulated amortization of tenant inducements	18,670	16,701
allowance for doubtful accounts	196	314
Rents, deferred rents and other receivables, net	$149,629	$151,509

Note 6—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
Intangible assets, gross	127,713	127,713
Less: accumulated amortization	90,066	83,073
Intangible assets, net	$37,647	$44,640

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	48,892	47,107
Intangible liabilities, net	$10,669	$12,454

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on lease income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Lease income	$137	$(278)	$(622)	$(73)
Depreciation and amortization expense	1,888	2,360	4,586	5,175

As of June 30, 2019, the estimate of the amortization/accretion of intangible assets and liabilities for future periods is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2019	$3,170	$2,083	$1,910
2020	4,666	2,985	2,987
2021	4,215	2,927	2,544
2022	3,544	2,702	2,229
2023	2,091	2,328	674
2024	1,200	2,202	125
Thereafter	1,559	1,975	200
	$20,445	$17,202	$10,669

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except dates and percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	June 30, 2019	December 31, 2018
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	4.05%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2020	6.40%	65,000	65,000
Wells Fargo Center–North Tower (3)	10/9/2020	7.40%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2021	4.24%	258,186	258,186
777 Tower (5)	11/1/2019	4.62%	220,000	220,000
EY Plaza (6)	11/27/2020	6.99%	35,000	35,000
Total variable-rate loans			1,013,186	1,013,186

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.90%	230,000	230,000
Total floating-rate debt			1,243,186	1,243,186

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Total debt			2,151,686	2,151,686
Less: unamortized debt issuance costs			8,485	10,962
Total debt, net			$2,143,201	$2,140,724
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of June 30, 2019, a future advance amount of $31.8 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has one option to extend the maturity date of this loan for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2019, we did not meet the criteria specified in the loan agreement to extend this loan. See “Debt Maturities—777 Tower” below.

(6)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(7)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.29%. The effective interest rate of 3.90% includes interest on the swaps.

The weighted average interest rate of our debt was 4.35% and 4.34% as of June 30, 2019 and December 31, 2018, respectively.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of June 30, 2019, our debt to be repaid in future periods is as follows (in thousands):

Remainder of 2019	$220,000
2020	765,000
2021	708,186
2022	—
2023	58,500
2024	400,000
$2,151,686

As of June 30, 2019, $485.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,208.2 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

777 Tower—

Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of June 30, 2019, we did not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of June 30, 2019, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2019 and were in compliance with the amounts required by the loan agreements.

Note 8—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018

Tenant improvements and inducements payable	$32,559	$27,862
Unearned rent and tenant payables	17,696	17,077
Accrued capital expenditures and leasing commissions	15,347	9,844
Accrued expenses and other liabilities	6,332	8,895
Accounts payable and other liabilities	$71,934	$63,678

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Mezzanine Equity

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of June 30, 2019 and December 31, 2018.

Series A Preferred Stock

As of June 30, 2019 and December 31, 2018, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

No dividends were declared on the Series A preferred stock during the six months ended June 30, 2019 and 2018. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

As of June 30, 2019, the Series A preferred stock is reported at its redemption value of $419.2 million calculated using the redemption price of $25.00 per share plus $175.9 million of accumulated and unpaid dividends on such Series A preferred stock through June 30, 2019.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by DTLA Holdings or wholly-owned subsidiaries of DTLA Holdings. Interest on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2019, the Series A-1 preferred interest is reported at its redemption value of $409.4 million calculated using its liquidation value of $225.7 million plus $183.7 million of unpaid interest on such Series A-1 preferred interest through June 30, 2019.

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

As of June 30, 2019, the senior participating preferred interest is reported at its redemption value of $22.7 million using the value of the participating interest.

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

During the six months ended June 30, 2019, the Company received cash contributions totaling $27.4 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return. The Company used the funds for capital expenditures and leasing costs. As of June 30, 2019, $57.8 million is available to the Company under this commitment for future funding.

During the six months ended June 30, 2019, Brookfield DTLA made distributions to DTLA Holdings totaling $2.7 million as preferred returns on the Series B preferred interest using cash on hand. During the six months ended June 30, 2018, Brookfield DTLA made distributions totaling $12.5 million to DTLA Holdings as preferred returns on the Series B preferred interest using cash on hand.

As of June 30, 2019, the Series B preferred interest is reported at its redemption value of $215.1 million calculated using its liquidation value of $202.2 million plus $12.9 million of unpaid preferred returns on such Series B preferred interest through June 30, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					6,400	6,400
Dividends		4,637				4,637
Preferred returns			4,303		4,091	8,394
Redemption measurement adjustment				(572)		(572)
Balance, March 31, 2019	9,730,370	414,569	405,119	22,871	192,189	1,034,748
Issuance of Series B preferred interest					21,000	21,000
Dividends		4,637				4,637
Distributions to noncontrolling interests					(2,695)	(2,695)
Preferred returns			4,303		4,591	8,894
Redemption measurement adjustment				(179)		(179)
Balance, June 30, 2019	9,730,370	$419,206	$409,422	$22,692	$215,085	$1,066,405

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Dividends		4,637				4,637
Preferred returns			4,303		3,879	8,182
Distributions to noncontrolling interests				(1,043)	(3,527)	(4,570)
Redemption measurement adjustment				1,657		1,657
Balance, March 31, 2018	9,730,370	396,037	387,813	26,162	190,643	1,000,655
Dividends		4,637				4,637
Preferred returns			4,303		3,921	8,224
Distributions to noncontrolling interests				(982)	(8,931)	(9,913)
Redemption measurement adjustment				768		768
Balance, June 30, 2018	9,730,370	$400,674	$392,116	$25,948	$185,633	$1,004,371

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Stockholders’ Deficit

During the six months ended June 30, 2019, Brookfield DTLA received contributions to additional paid-in capital totaling $0.5 million from DTLA Holdings, which were used for general corporate purposes.

Note 11—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the condensed consolidated balance sheet. See Note 9 “Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the condensed consolidated balance sheet as noncontrolling interest.

Note 12—Accumulated Other Comprehensive (Loss) Income

A summary of the change in accumulated other comprehensive (loss) income related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Balance at beginning of period	$(1,051)	$(70)	$(224)	$(574)
Other comprehensive (loss) income before reclassifications	(1,561)	835	(2,388)	2,537
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(1,198)
Net current-period other comprehensive (loss) income	(1,561)	835	(2,388)	1,339
Balance at end of period	$(2,612)	$765	$(2,612)	$765

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Income Taxes

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. Our TRS did not have significant tax provisions during the six months ended June 30, 2019 and 2018.

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

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of June 30, 2019 and December 31, 2018, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of June 30, 2019, Brookfield DTLA’s 2013 tax period and 2014, 2015, 2016 and 2017 tax years remain open due to the statute of limitations and may be subject to examination by federal, state and local authorities.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Fair Value Measurements

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
June 30, 2019	$(1,414)	$—	$(1,414)	$—
December 31, 2018	974	—	974	—

Note 15—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swap assets	$—	$974
Interest rate swap liabilities	(1,414)	—

Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the condensed consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of (Loss) Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swaps for the six months ended:
June 30, 2019	$(2,388)	$—
June 30, 2018	2,537	1,198

The gain reclassified from accumulated other comprehensive loss during the six months ended June 30, 2018 is included as part of interest and other revenue in the condensed consolidated statement of operations.

Interest Rate Swaps—

As of June 30, 2019, Brookfield DTLA held the following interest rate swap contracts pursuant to the terms of the EY Plaza mortgage loan agreement (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest rate swap	$170,403	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$224,609	2.29%	1.65%	3.90%

Interest Rate Caps—

Brookfield DTLA holds interest rate cap contracts pursuant to the terms of certain of its mortgage and mezzanine loan agreements with the following notional amounts (in thousands):

	June 30, 2019	December 31, 2018

Wells Fargo Center–North Tower	$400,000	$400,000
Wells Fargo Center–North Tower	65,000	65,000
Wells Fargo Center–North Tower	35,000	35,000
Wells Fargo Center–South Tower	290,000	290,000
777 Tower	220,000	220,000
EY Plaza	35,000	35,000
	$1,045,000	$1,045,000

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage and mezzanine loans are as follows (in thousands):

	June 30, 2019	December 31, 2018

Estimated fair value	$2,150,106	$2,142,813
Carrying amount	2,151,686	2,151,686

The Company estimates the fair value of its mortgage and mezzanine loans by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates, which management considers to be Level 2 inputs, assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Property management fee expense	$2,106	$1,993	$4,157	$3,925
Asset management fee expense	1,582	1,582	3,165	3,165
Leasing and construction management fees	763	634	2,075	917
Development management fees (1)	264	—	264	—
General, administrative and reimbursable expenses	954	851	1,440	1,249
__________

(1)
Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated joint venture as of period end to the amounts capitalized during each of the periods presented.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Insurance expense	$2,193	$1,972	$4,391	$3,927

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Lease income	$817	$537	$1,426	$957
Interest and other revenue	105	—	105	—
Rental property operating and maintenance expense	70	231	285	455
Other expense	77	—	77	—

Note 17—Commitments and Contingencies

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of June 30, 2019 and December 31, 2018, Brookfield DTLA owned BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and Figat7th, a retail center nested between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On May 31, 2019, Brookfield DTLA Fund Properties II LLC, a wholly-owned subsidiary of the Company (“New OP”), entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture. See Item 1. “Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4 Investment in Unconsolidated Real Estate Joint Venture.”

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

Potential Sources of Liquidity—

Cash on Hand—

As of June 30, 2019 and December 31, 2018, Brookfield DTLA had cash and cash equivalents totaling $46.9 million and $80.4 million, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of June 30, 2019:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	91.6%	$33,710,393	$26.17
Wells Fargo Center–North Tower	1,400,639	18.5%	87.5%	34,215,662	27.91
Gas Company Tower	1,345,163	17.8%	87.6%	30,714,120	26.06
EY Plaza	963,682	12.7%	82.2%	20,564,787	25.97
Figat7th	316,250	4.2%	89.6%	6,064,214	21.40
Wells Fargo Center–South Tower	1,124,960	14.8%	72.2%	21,618,415	26.62
777 Tower	1,024,835	13.5%	75.3%	20,876,526	27.04
	7,580,957	100.0%	83.8%	$167,764,117	$26.41
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of June 30, 2019. This amount reflects total base rent before any rent abatements as of June 30, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of June 30, 2019 for the twelve months ending June 30, 2020 are approximately $10.8 million, or $1.69 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of June 30, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of June 30, 2019, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2019	150,470	2.4%	$3,952,992	2.4%	$26.27	$26.09
2020	358,837	5.6%	9,915,565	5.9%	27.63	27.98
2021	384,899	6.0%	10,480,149	6.1%	27.23	28.75
2022	381,831	6.0%	10,509,759	6.3%	27.52	29.81
2023	899,982	14.2%	22,036,500	13.1%	24.49	27.72
2024	551,431	8.7%	15,190,882	9.1%	27.55	32.01
2025	742,052	11.7%	20,228,134	12.1%	27.26	32.10
2026	645,854	10.2%	15,624,223	9.3%	24.19	29.45
2027	194,603	3.1%	5,273,199	3.1%	27.10	35.27
2028	20,645	0.3%	598,188	0.4%	28.97	39.45
Thereafter	2,021,396	31.8%	53,954,526	32.2%	26.69	40.27
Total expiring leases	6,352,000	100.0%	$167,764,117	100.0%	$26.41	$33.21
Currently available	1,228,957
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of June 30, 2019. This amount reflects total base rent before any rent abatements as of June 30, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of June 30, 2019 for the twelve months ending June 30, 2020 are approximately $10.8 million, or $1.69 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of June 30, 2019.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the six months ended June 30, 2019. Management believes that on average our current rents are at market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at Brookfield DTLA’s properties for the six months ended June 30, 2019:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2018	6,493,480	86.3%
Expirations	(604,438)	(8.0)%
New leases	64,007	0.9%
Renewals	350,781	4.6%
Remeasurement adjustments	48,170	—%
Leased square feet as of June 30, 2019	6,352,000	83.8%

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

Contributions from Noncontrolling Interests—

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a market rate of return determined at the time of contribution (“preferred return”).

During the six months ended June 30, 2019, the Company received cash contributions totaling $27.4 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return as part of the Series B preferred interest. The Company used the funds for capital expenditures and leasing costs. As of June 30, 2019 and through the date of this report, $57.8 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to the amounts received under the commitment described above, during the six months ended June 30, 2019 the Company received contributions to additional paid-in capital totaling $0.5 million from DTLA Holdings that were used for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Proceeds from Additional Secured or Unsecured Debt Financings—

Wells Fargo Center–South Tower—

As of June 30, 2019 and through the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

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

Capital Expenditures and Leasing Costs—

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain Brookfield DTLA’s properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the length of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. Brookfield DTLA projects spending approximately $311 million over the next five years consisting of $53 million for capital expenditures, $168 million for tenant improvements, and $90 million for leasing costs. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure improvements, and roof replacements.

As of June 30, 2019 and through the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Loans—

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of June 30, 2019, we did not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of June 30, 2019, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

Distributions to Noncontrolling Interests—

During the six months ended June 30, 2019, Brookfield DTLA made distributions to DTLA Holdings totaling $2.7 million as preferred returns on the Series B preferred interest using cash on hand. During the six months ended June 30, 2018, Brookfield DTLA made distributions to DTLA Holdings totaling $12.5 million as preferred returns on the Series B preferred interest and $2.0 million as returns of investment related to the senior participating preferred interest using cash on hand.

Indebtedness

As of June 30, 2019, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of June 30, 2019 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42%	4.19%	4 years
Variable-rate swapped to fixed-rate	230.0	11%	3.90%	1 year
Variable-rate (1)	1,013.2	47%	4.59%	1 year
	$2,151.7	100%	4.35%	2 years
__________

(1)
As of June 30, 2019 and through the date of this report, a future advance amount of $31.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of June 30, 2019 is as follows (in thousands, except percentage amounts and dates):

	Interest Rate	Contractual Maturity Date	Principal Amount	Annual Debt Service (1)
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	4.05%	10/9/2020	$400,000	$16,405
Wells Fargo Center–North Tower (3)	6.40%	10/9/2020	65,000	4,215
Wells Fargo Center–North Tower (4)	7.40%	10/9/2020	35,000	2,624
Wells Fargo Center–South Tower (5)	4.24%	11/4/2021	258,186	11,099
777 Tower (6)	4.62%	11/1/2019	220,000	10,305
EY Plaza (7)	6.99%	11/27/2020	35,000	2,481
Total variable-rate loans			1,013,186	47,129

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.90%	11/27/2020	230,000	9,099
Total floating-rate debt			1,243,186	56,228

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figat7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,151,686	$94,819
Less: unamortized debt issuance costs			8,485
Total debt, net			$2,143,201
__________

(1)
Annual debt service for variable-rate loans is calculated using the one-month LIBOR rate in place on the debt as of June 30, 2019 plus the contractual spreads per the loan agreements. Annual debt service for fixed-rate loans is calculated based on contractual interest rates per the loan agreements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(5)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of June 30, 2019, a future advance amount of $31.8 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. Brookfield DTLA has one option to extend the maturity date of this loan for a period of one year, subject to meeting certain debt yield and loan to value ratios (as specified in the loan agreement). As of June 30, 2019, we did not meet the criteria specified in the loan agreement to extend this loan. See “Debt Maturities—777 Tower” below.

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.29%. The effective interest rate of 3.90% includes interest on the swaps.

Debt Maturities

777 Tower—

Brookfield DTLA currently intends to refinance the mortgage loan secured by the 777 Tower office property on or about November 1, 2019, its scheduled maturity date. As of June 30, 2019, we did not meet the criteria specified in the loan agreement to extend the maturity date of this loan. As of June 30, 2019, the Company does not expect to make a principal paydown when the loan is refinanced (based on current market conditions). There can be no assurance that this refinancing can be accomplished or what terms will be available in the market for this type of financing at the time of any refinancing.

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

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended June 30, 2019 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Three Months Ended June 30, 2019 to June 30, 2018

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2019	2018
Revenue:
Lease income	$68.9	$63.6	$5.3	8%
Parking	9.8	9.4	0.4	4%
Interest and other	0.5	11.2	(10.7)	(96)%
Total revenue	79.2	84.2	(5.0)	(6)%

Expenses:
Rental property operating and maintenance	25.6	23.0	2.6	11%
Real estate taxes	9.6	10.6	(1.0)	(9)%
Parking	2.4	2.4	—	—%
Other expense	1.9	4.2	(2.3)	(55)%
Depreciation and amortization	25.9	23.2	2.7	12%
Interest	25.1	26.1	(1.0)	(4)%
Total expenses	90.5	89.5	1.0	1%
Other Income:
Gain from derecognition of assets	15.0	—	15.0
Equity in loss of unconsolidated real estate joint venture	(0.3)	—	(0.3)
Total other income	14.7	—	14.7
Net income (loss)	$3.4	$(5.3)	$8.7

Lease Income

Lease income increased $5.3 million, or 8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, largely as a result of contractual rent increases.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $10.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, largely due to proceeds totaling $9.3 million received from the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities during 2018, for which there was no comparable activity during 2019.

Other Expense

Other expense decreased $2.3 million, or 55%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, mainly as a result of income tax provisions recorded related to the sale of artwork during 2018, for which there was no comparable activity during 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.7 million, or 12%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to increased investments in tenant improvements year over year.

Gain from Derecognition of Assets

During the three months ended June 30, 2019, New OP entered into an agreement to contribute and transfer all of its wholly-owned interests in the Property Owner, the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture and recognized a $15.0 million gain.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2019 to June 30, 2018

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2019	2018
Revenue:
Lease income	$135.3	$127.5	$7.8	6%
Parking	19.4	18.5	0.9	5%
Interest and other	0.7	13.4	(12.7)	(95)%
Total revenue	155.4	159.4	(4.0)	(3)%

Expenses:
Rental property operating and maintenance	48.7	44.7	4.0	9%
Real estate taxes	19.3	20.6	(1.3)	(6)%
Parking	5.1	5.1	—	—%
Other expense	5.4	6.5	(1.1)	(17)%
Depreciation and amortization	51.5	47.6	3.9	8%
Interest	50.0	49.9	0.1	—%
Total expenses	180.0	174.4	5.6	3%
Other Income:
Gain from derecognition of assets	15.0	—	15.0
Equity in loss of unconsolidated real estate joint venture	(0.3)	—	(0.3)
Total other income	14.7	—	14.7
Net loss	$(9.9)	$(15.0)	$5.1

Lease Income

Lease income increased $7.8 million, or 6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, largely as a result of contractual rent increases, changes in occupancy and recoverability of higher operating expenses.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $12.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a $9.3 million gain on the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities during 2018, for which there was no comparable activity during 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.9 million, or 8%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to increased investments in tenant improvements year over year.

Gain from Derecognition of Assets

During the six months ended June 30, 2019, New OP entered into an agreement to contribute and transfer all of its wholly-owned interests in the Property Owner, the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture and recognized a $15.0 million gain.

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

A summary of changes in Brookfield DTLA’s cash flows is as follows (in thousands):

	For the Six Months Ended		Dollar Change
	June 30,
	2019	2018

Net cash provided by operating activities	$21,712	$9,315	$12,397
Net cash used in investing activities	(80,359)	(35,270)	(45,089)
Net cash provided by financing activities	25,067	95,106	(70,039)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the six months ended June 30, 2019 totaled $21.7 million, compared to net cash provided by operating activities of $9.3 million during the six months ended June 30, 2018. The $12.4 million increase in cash is primarily due to changes in working capital.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $80.4 million during the six months ended June 30, 2019, compared to net cash used in investing activities of $35.3 million during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company spent $40.7 million for tenant improvements at BOA Plaza, EY Plaza and 777 Tower in connection with lease renewals by major tenants along with continued atrium renovations at Wells Fargo Center totaling $20.7 million.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, and contributions from and distributions to its mezzanine equity holders and distributions to its stockholders, if any. Net cash provided by financing activities totaled $25.1 million during the six months ended June 30, 2019, compared to net cash provided by financing activities of $95.1 million during the six months ended June 30, 2018. Proceeds from the Series B preferred interest were the source of the net cash provided by financing activities during the six months ended June 30, 2019. Net proceeds from the refinancing of the EY Plaza and Figat7th mortgage loans, partially offset by distributions to the Series B and senior participating preferred interests, were the main source of net cash provided by financing activities during the six months ended June 30, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, June 30, 2019 and December 31, 2018, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2019, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total

Principal payments on mortgage loans	$220,000	$765,000	$708,186	$—	$58,500	$400,000	$2,151,686
Interest payments –
Fixed-rate debt (1)	19,454	38,697	30,590	18,726	16,803	11,025	135,295
Variable-rate swapped to fixed-rate debt	4,512	9,066	—	—	—	—	13,578
Variable-rate debt (2)	22,065	31,407	9,366	—	—	—	62,838
Tenant-related commitments (3)	21,714	3,300	1,782	2,332	1,143	2,582	32,853
	$287,745	$847,470	$749,924	$21,058	$76,446	$413,607	$2,396,250
__________

(1)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(2)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2019 plus the contractual spread per the loan agreements.

(3)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays the Manager an asset management fee, which is calculated based on 0.75% of the capital contributed by DTLA Holdings. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Property management fee expense	$2,106	$1,993	$4,157	$3,925
Asset management fee expense	1,582	1,582	3,165	3,165
Leasing and construction management fees	763	634	2,075	917
Development management fees (1)	264	—	264	—
General, administrative and reimbursable expenses	954	851	1,440	1,249
__________

(1)
Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated joint venture as of period end to the amounts capitalized during each of the periods presented.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Insurance expense	$2,193	$1,972	$4,391	$3,927

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Lease income	$817	$537	$1,426	$957
Interest and other revenue	105	—	105	—
Rental property operating and maintenance expense	70	231	285	455
Other expense	77	—	77	—

Litigation

See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 for a discussion of our critical accounting policies for the year ended December 31, 2018. For six months ended June 30, 2019, there were no material changes to these policies, other than the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, described in Item 1. “Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3 “Leases” of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Accounting Pronouncement Adopted Effective January 1, 2019

Please refer to Item 1. “Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3 “Leases” of this Quarterly Report on Form 10-Q for a discussion of our adoption of Topic 842, Leases, on January 1, 2019.

Accounting Pronouncements Effective January 1, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. We are currently evaluating the impact of the adoption of this guidance on Brookfield DTLA’s consolidated financial statements.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2019, the cumulative amount of unpaid dividends totaled $177.5 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated August 12, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated August 12, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
August 12, 2019 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of August 12, 2019

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)