Form 10-Q
period 2019-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2019-11-12
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of November 8, 2019, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$222,555	$227,555
Buildings and improvements	2,259,348	2,245,818
Tenant improvements	443,083	361,077
Investments in real estate, gross	2,924,986	2,834,450
Less: accumulated depreciation	480,245	418,205
Investments in real estate, net	2,444,741	2,416,245
Investment in unconsolidated real estate joint venture	34,882	—
Cash and cash equivalents	39,954	80,421
Restricted cash	29,979	25,349
Rents, deferred rents and other receivables, net	140,773	151,509
Intangible assets, net	35,048	44,640
Deferred charges, net	67,329	67,731
Due from affiliates	17,719	—
Prepaid and other assets, net	1,442	9,763
Total assets	$2,811,867	$2,795,658

LIABILITIES AND DEFICIT
Liabilities:
Mortgage loans, net	$2,147,138	$2,140,724
Accounts payable and other liabilities	76,754	63,678
Due to affiliates	4,967	3,834
Intangible liabilities, net	9,714	12,454
Total liabilities	2,238,573	2,220,690

Commitments and Contingencies (See Note 17)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2019 and December 31, 2018	$423,843	$409,932
Noncontrolling Interests:
Series A-1 preferred interest	413,725	400,816
Senior participating preferred interest	22,860	23,443
Series B preferred interest	216,551	181,698
Total mezzanine equity	1,076,979	1,015,889

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	196,935	195,825
Accumulated deficit	(480,415)	(385,158)
Accumulated other comprehensive loss	(2,685)	(107)
Noncontrolling interests	(217,520)	(251,481)
Total stockholders’ deficit	(503,685)	(440,921)
Total liabilities and deficit	$2,811,867	$2,795,658

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue:
Lease income	$69,501	$65,421	$204,799	$192,938
Parking	9,968	9,423	29,356	27,894
Interest and other	143	2,307	830	15,724
Total revenue	79,612	77,151	234,985	236,556

Expenses:
Rental property operating and maintenance	26,397	24,571	75,095	69,314
Real estate taxes	9,977	9,754	29,238	30,370
Parking	2,446	2,368	7,586	7,497
Other expense	1,804	2,711	7,201	9,229
Depreciation and amortization	25,381	23,777	76,835	71,341
Interest	24,810	28,608	74,783	78,486
Total expenses	90,815	91,789	270,738	266,237

Other Income:
Gain from derecognition of assets	—	—	14,977	—
Equity in loss of unconsolidated real estate joint venture	(29)	—	(318)	—
Total other income	(29)	—	14,659	—

Net loss	(11,232)	(14,638)	(21,094)	(29,681)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	12,909	12,909
Senior participating preferred interest redemption measurement adjustment	602	220	(149)	2,645
Series B preferred interest returns	4,966	3,965	13,648	11,765
Series B common interest – allocation of net income (loss)	5,260	(14,531)	33,844	(37,115)
Net loss attributable to Brookfield DTLA	(26,363)	(8,595)	(81,346)	(19,885)
Series A preferred stock dividends	4,637	4,637	13,911	13,911
Net loss attributable to common interest holders of Brookfield DTLA	$(31,000)	$(13,232)	$(95,257)	$(33,796)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(11,232)	$(14,638)	$(21,094)	$(29,681)

Other comprehensive (loss) income:
Derivative transactions:
Unrealized derivative holding (losses) gains	(73)	634	(2,461)	3,171
Less: reclassification adjustment for realized gains included in net loss	—	—	—	1,198
Total other comprehensive (loss) income	(73)	634	(2,461)	1,973

Comprehensive loss	(11,305)	(14,004)	(23,555)	(27,708)
Less: comprehensive income (loss) attributable to noncontrolling interests	16,498	(5,711)	60,369	(8,763)
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(27,803)	$(8,293)	$(83,924)	$(18,945)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(31,080)		17,747	(13,333)
Other comprehensive loss					(394)	(433)	(827)
Contributions			310				310
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(7,822)	(12,459)
Balance, March 31, 2019	1,000	—	196,135	(420,875)	(501)	(241,989)	(467,230)
Net (loss) income				(23,903)		27,374	3,471
Other comprehensive loss					(744)	(817)	(1,561)
Contributions			200				200
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,715)	(13,352)
Balance, June 30, 2019	1,000	—	196,335	(449,415)	(1,245)	(224,147)	(478,472)
Net (loss) income				(26,363)		15,131	(11,232)
Other comprehensive loss					(1,440)	1,367	(73)
Contributions			600				600
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(9,871)	(14,508)
Balance, September 30, 2019	1,000	$—	$196,935	$(480,415)	$(2,685)	$(217,520)	$(503,685)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net loss				(6,923)		(2,856)	(9,779)
Other comprehensive income					240	264	504
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(9,839)	(14,476)
Balance, March 31, 2018	1,000	—	194,210	(268,437)	(33)	(292,439)	(366,699)
Net loss				(4,367)		(897)	(5,264)
Other comprehensive income					398	437	835
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,992)	(13,629)
Balance, June 30, 2018	1,000	—	194,210	(277,441)	365	(301,891)	(384,757)
Net loss				(8,595)		(6,043)	(14,638)
Other comprehensive income					302	332	634
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,488)	(13,125)
Balance, September 30, 2018	1,000	$—	$194,210	$(290,673)	$667	$(316,090)	$(411,886)

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,094)	$(29,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,835	71,341
Gain from derecognition of assets	(14,977)	—
Equity in loss of unconsolidated real estate joint venture	318	—
Provision for doubtful accounts	211	108
Amortization of below-market leases/ above-market leases	355	145
Straight-line rent amortization	(7,715)	(9,314)
Amortization of tenant inducements	3,044	3,007
Amortization of debt issuance costs	3,952	8,053
Realized gain on derivative financial instruments	—	(1,198)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(2,734)	(5,124)
Deferred charges, net	(5,676)	(3,510)
Due from affiliates	(1,971)	—
Prepaid and other assets, net	7,337	4,739
Accounts payable and other liabilities	6,007	(4,479)
Due to affiliates	1,133	(5,919)
Net cash provided by operating activities	45,025	28,168
Cash flows from investing activities:
Expenditures for real estate improvements	(105,205)	(57,016)
Net cash used in investing activities	(105,205)	(57,016)
Cash flows from financing activities:
Proceeds from mortgage loans	2,610	823,500
Principal payments on mortgage loans	—	(681,831)
Distributions to Series B preferred interest	(10,195)	(14,378)
Distributions to senior participating preferred interest	(434)	(2,609)
Proceeds from Series B preferred interest	31,400	—
Contributions to additional paid-in capital	1,110	—
Financing fees paid	(148)	(6,017)
Net cash provided by financing activities	24,343	118,665
Net change in cash, cash equivalents and restricted cash	(35,837)	89,817
Cash, cash equivalents and restricted cash at beginning of period	105,770	67,505
Cash, cash equivalents and restricted cash at end of period	$69,933	$157,322

See accompanying notes to condensed consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$80,421	$31,958
Restricted cash at beginning of period	25,349	35,547
Cash and cash equivalents and restricted cash at beginning of period	$105,770	$67,505

Cash and cash equivalents at end of period	$39,954	$115,467
Restricted cash at end of period	29,979	41,855
Cash and cash equivalents and restricted cash at end of period	$69,933	$157,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,549	$72,974
Cash paid for income taxes	59	1,126

Supplemental disclosure of non-cash activities:
Accrual for real estate improvements	$19,834	$11,635
Accrual for deferred leasing costs	5,216	5,487
Contribution of investments in real estate, net to unconsolidated real estate joint venture	20,139	—
(Decrease) increase in fair value of interest rate swaps	(2,461)	3,171
Writeoff of rents, deferred rents and other receivables, net	328	—
Writeoff of fully depreciated non-operating furniture and equipment included in prepaid and other assets, net	4,588	—

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

As of September 30, 2019 and December 31, 2018, Brookfield DTLA owned BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and Figat7th, a retail center nested between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

On May 31, 2019, Brookfield DTLA Fund Properties II LLC, a wholly-owned subsidiary of the Company (“New OP”), entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly-owned subsidiary of DTLA Holdings. See Note 4 “Investment in Unconsolidated Real Estate Joint Venture.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Reclassifications

During the year ended December 31, 2018, the Company reclassified asset management fees earned by BPY and BAM from rental property operating and maintenance expense to other expense in the consolidated statement of operations. Management does not include asset management fees as an input when evaluating the operating performance of Brookfield DTLA’s properties and created a new category within other expense during 2018 to capture such fees. For the three and nine months ended September 30, 2018, the Company reported rental property operating and maintenance expense totaling $26.2 million and $74.0 million and other expense totaling $1.1 million and $4.5 million in the condensed consolidated statement of operations. After the reclassifications, rental property operating and maintenance expense now totals $24.6 million and $69.3 million and other expense now totals $2.7 million and $9.2 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, respectively. This reclassification had no effect on the Company’s financial position, results of operations or cash flows in any year.

During the year ended December 31, 2018, the Company also reclassified lease termination fees from interest and other revenue to lease income in the consolidated statement of operations in anticipation of adopting Accounting Standards Codification (“ASC”) Topic 842, Leases. For the three and nine months ended September 30, 2018, the Company reported interest and other revenue totaling $3.1 million and $18.0 million and rental income totaling $39.3 million and $119.3 million in the condensed consolidated statement of operations. After the reclassifications, interest and other revenue now totals $2.3 million and $15.7 million and rental income now totals $40.1 million and $121.5 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018. See Note 3 “Leases” for reconciliation of lease income reported for the three and nine months ended September 30, 2018 in the current year’s condensed consolidated statement of operations after the adoption of ASC Topic 842. This reclassification had no effect on the Company’s financial position, results of operations or cash flows in any year.

Recent Accounting Pronouncements

Accounting Pronouncement Adopted Effective January 1, 2019

Please refer to Note 3 “Leases” for a discussion of our adoption of Topic 842, Leases, on January 1, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Pronouncements Effective January 1, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. We are currently evaluating this guidance but do not believe that the adoption of this amendment will have a material impact on Brookfield DTLA’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3—Leases

Brookfield DTLA’s properties are leased to tenants under operating leases. The Company adopted ASC Topic 842, Leases, on January 1, 2019 using the modified retrospective transition method. Information in this Note 3 with respect to our leases and lease-related costs and receivables is presented under Topic 842 as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. Topic 842 sets out the principles for recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The primary impact of Topic 842 is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases. The accounting applied by lessors is largely unchanged. As of January 1, 2019 and September 30, 2019, the Company had no material ground leases or finance leases where the Company was a lessee and therefore did not record any right‑of-use asset or liability in its condensed consolidated balance sheet as of September 30, 2019.

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

Brookfield DTLA leases its office properties to lessees in exchange for payments from tenants comprised of monthly payments that cover rent, property taxes, insurance and certain cost recoveries. Payments from tenants for reimbursement are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of tenant reimbursements, which is not the predominant component, is the same as the lease component. As such, consideration for tenant reimbursements is accounted for as part of the overall consideration in the lease. Lease income related to variable payments includes fixed and contingent rental payments and tenant recoveries. Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as part of lease income in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises. Such payments from customers are considered nonlease components of the lease and therefore no consideration is allocated to them because they do not transfer a

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of lease income recognized during the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Deferred rent receivables represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. During the three and nine months ended September 30, 2019, the Company recorded straight-line rental revenue totaling $2.2 million and $7.7 million, respectively, as part of lease income in the condensed consolidated statement of operations.

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

Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. All leasing commissions paid in connection with new leases or lease renewals are capitalized and amortized on a straight-line basis over the initial fixed terms of the respective leases as part of depreciation and amortization in the condensed consolidated statement of operations. Initial direct costs, primarily commissions, related to the leasing of our office properties are deferred and are presented as deferred charges in the condensed consolidated balance sheet net of accumulated amortization totaling $58.6 million and $50.3 million as of September 30, 2019 and December 31, 2018, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Beginning January 1, 2019, any costs incurred by the Company to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants are required to be expensed as incurred. During the nine months ended September 30, 2019, Brookfield DTLA had no indirect leasing costs that would have been capitalized prior to the adoption of Topic 842.

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

As of September 30, 2019, Brookfield DTLA has six Class A office properties and one retail center aggregating 7.6 million net building rentable square feet located in the LACBD. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments could include oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of the Company’s properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes; costs of complying with state, local and federal government regulations or increased regulation and other factors. None of our tenants accounted for more than 10% of our lease income for the nine months ended September 30, 2019.

As of September 30, 2019, all of the leases in which the Company is the lessor are classified as operating leases. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized only after the tenant sales thresholds have been achieved.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A reconciliation of the revenue line items that were reclassified in Brookfield DTLA’s condensed consolidated statements of operations to conform to the current period presentation pursuant to the adoption of Topic 842 and the election of the single component practical expedient is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Rental income (presentation prior to January 1, 2019)	$42,569	$40,101	$125,989	$121,537
Tenant reimbursements (presentation prior to January 1, 2019)	26,932	25,320	78,810	71,401
Lease income (presentation effective January 1, 2019)	$69,501	$65,421	$204,799	$192,938

As of September 30, 2019, the undiscounted cash flows for future minimum base rents to be received from tenants under executed noncancelable operating leases for future periods are as follows (in thousands):

Remainder of 2019	$40,071
2020	163,336
2021	163,051
2022	149,784
2023	136,002
2024	117,470
Thereafter	613,116
$1,382,830

The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $0.3 million as part of lease income in the condensed consolidated statement of operations during the nine months ended September 30, 2019.

Brookfield DTLA’s lease income of $204.8 million for the nine months ended September 30, 2019, primarily represents revenue related to agreements for rental of our investments in real estate, subject to Topic 842. The Company’s leases do not have guarantees of residual value of the underlying assets. We manage risk associated with the residual value of our leased assets by carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms. Upon the expiration or termination of a lease, the Company often has the ability to re-lease the space with an existing tenant or to a new tenant within a reasonable amount of time.

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
$1,351,862

Note 4—Investment in Unconsolidated Real Estate Joint Venture

As described in Note 1 “Organization and Description of Business,” on May 31, 2019 New OP entered into an agreement to contribute and transfer all of its wholly-owned interests in the Property Owner in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly-owned subsidiary of DTLA Holdings, which resulted in the derecognition of the assets of 755 South Figueroa, a residential development property, from the Company’s condensed consolidated balance sheet.

As a result of the derecognition of assets, during the nine months ended September 30, 2019 the Company recognized a gain representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount as follows (in thousands):

Consideration		$35,200
Investments in real estate, net	$20,139
Cash and cash equivalents	73
Prepaid and other assets, net	11
Carrying amount		20,223
Gain from derecognition of assets		$14,977

The gain from derecognition of assets is recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2019.

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

The liabilities of the investment in unconsolidated real estate joint venture may only be settled using the assets of 755 South Figueroa and the liabilities of the joint venture are not recourse to the Company. The Company’s exposure to its investment in the joint venture is limited to its investment balance. As of September 30, 2019, the Company’s ownership interest in the joint venture is 54.3%. Pursuant to the operating agreement of the joint venture, Brookfield DTLA FP IV Holdings LLC may be required to fund additional amounts for the development of 755 South Figueroa, routine operating costs, and guaranties or commitments of the joint venture.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018

Straight-line and other deferred rents	$107,412	$115,445
Tenant inducements receivable	44,254	42,642
Other receivables	9,047	10,437
Rents, deferred rents and other receivables, gross	160,713	168,524
Less: accumulated amortization of tenant inducements	19,744	16,701
allowance for doubtful accounts	196	314
Rents, deferred rents and other receivables, net	$140,773	$151,509

Note 6—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Intangible Assets
In-place leases	$66,365	$66,365
Tenant relationships	30,078	30,078
Above-market leases	31,270	31,270
Intangible assets, gross	127,713	127,713
Less: accumulated amortization	92,665	83,073
Intangible assets, net	$35,048	$44,640

Intangible Liabilities
Below-market leases	$59,561	$59,561
Less: accumulated amortization	49,847	47,107
Intangible liabilities, net	$9,714	$12,454

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on lease income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Lease income	$267	$(72)	$(355)	$(145)
Depreciation and amortization expense	1,911	2,267	6,497	7,442

As of September 30, 2019, the estimate of the amortization/accretion of intangible assets and liabilities for future periods is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2019	$1,525	$1,128	$956
2020	4,666	2,985	2,987
2021	4,215	2,928	2,544
2022	3,544	2,702	2,229
2023	2,091	2,328	674
2024	1,200	2,202	124
Thereafter	1,559	1,975	200
	$18,800	$16,248	$9,714

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Mortgage Loans

Brookfield DTLA’s debt is as follows (in thousands, except dates and percentage amounts):

	Contractual Maturity Date		Principal Amount as of
		Interest Rate	September 30, 2019	December 31, 2018
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	3.68%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2020	6.03%	65,000	65,000
Wells Fargo Center–North Tower (3)	10/9/2020	7.03%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2021	3.90%	260,796	258,186
777 Tower (5)	11/1/2019	4.29%	220,000	220,000
EY Plaza (6)	11/27/2020	6.65%	35,000	35,000
Total variable-rate loans			1,015,796	1,013,186

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (7)	11/27/2020	3.89%	230,000	230,000
Total floating-rate debt			1,245,796	1,243,186

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
Figat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Total debt			2,154,296	2,151,686
Less: unamortized debt issuance costs			7,158	10,962
Total debt, net			$2,147,138	$2,140,724
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of September 30, 2019, a future advance amount of $29.2 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. On October 31, 2019, Brookfield DTLA refinanced this loan. See Note 18 “Subsequent Event.”

(6)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(7)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.29%. The effective interest rate of 3.89% includes interest on the swaps.

The weighted average interest rate of our debt was 4.18% and 4.34% as of September 30, 2019 and December 31, 2018, respectively.

Proceeds from Wells Fargo Center–South Tower Mortgage Loan

During the three months ended September 30, 2019, the Company received $2.6 million from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of September 30, 2019, our debt to be repaid in future periods is as follows (in thousands):

Remainder of 2019 (1)	$220,000
2020	765,000
2021	710,796
2022	—
2023	58,500
2024	400,000
$2,154,296
__________

(1)	On October 31, 2019, Brookfield DTLA refinanced the $220.0 million mortgage loan maturing on November 1, 2019 secured by the 777 Tower office property. See Note 18 “Subsequent Event.”

As of September 30, 2019, $485.0 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $1,210.8 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

777 Tower Refinancing—

On October 31, 2019, Brookfield DTLA refinanced the mortgage loan secured by the 777 Tower office property and received net proceeds totaling approximately $271.5 million, of which $220.0 million was used to repay the loan that previously encumbered the property, with the remainder to be used for capital and tenant improvements at the Company’s properties.

The new $318.6 million loan is comprised of a $268.6 million mortgage loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.60% and 4.15%, respectively, requires the payment of interest-only until maturity, and matures on October 31, 2024.

On October 31, 2019, initial loan advances under the mortgage and mezzanine loans of $231.8 million and $43.2 million, respectively, were disbursed to the Company. As of October 31, 2019, maximum future advance amounts of $36.8 million and $6.8 million are available under the mortgage and mezzanine loans, respectively, that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against the mortgage loan future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount. See Note 18 “Subsequent Event.”

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

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2019 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018

Tenant improvements and inducements payable	$38,373	$27,862
Unearned rent and tenant payables	16,790	17,077
Accrued capital expenditures and leasing commissions	6,257	9,844
Accrued expenses and other liabilities	15,334	8,895
Accounts payable and other liabilities	$76,754	$63,678

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of September 30, 2019 and December 31, 2018.

Series A Preferred Stock

As of September 30, 2019 and December 31, 2018, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

No dividends were declared on the Series A preferred stock during the nine months ended September 30, 2019 and 2018. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

As of September 30, 2019, the Series A preferred stock is reported at its redemption value of $423.8 million calculated using the redemption price of $25.00 per share plus $180.6 million of accumulated and unpaid dividends on such Series A preferred stock through September 30, 2019.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by DTLA Holdings or wholly-owned subsidiaries of DTLA Holdings. Interest on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

As of September 30, 2019, the Series A-1 preferred interest is reported at its redemption value of $413.7 million calculated using its liquidation value of $225.7 million plus $188.0 million of unpaid interest on such Series A-1 preferred interest through September 30, 2019.

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”) issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

During the nine months ended September 30, 2019 and 2018, Brookfield DTLA made distributions totaling $0.4 million and $2.6 million, respectively, to DTLA Holdings as returns of investment related to the senior participating preferred interest using cash on hand.

As of September 30, 2019, the senior participating preferred interest is reported at its redemption value of $22.9 million using the value of the participating interest.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the nine months ended September 30, 2019, the Company received cash contributions totaling $31.4 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return. The Company used the funds for capital expenditures and leasing costs. As of September 30, 2019, $53.8 million is available to the Company under this commitment for future funding.

During the nine months ended September 30, 2019 and 2018, Brookfield DTLA made distributions to DTLA Holdings totaling $10.2 million and $14.4 million, respectively, as preferred returns on the Series B preferred interest using cash on hand.

As of September 30, 2019, the Series B preferred interest is reported at its redemption value of $216.6 million calculated using its liquidation value of $206.2 million plus $10.4 million of unpaid preferred returns on such Series B preferred interest through September 30, 2019.

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					6,400	6,400
Dividends		4,637				4,637
Preferred returns			4,303		4,091	8,394
Redemption measurement adjustment				(572)		(572)
Balance, March 31, 2019	9,730,370	414,569	405,119	22,871	192,189	1,034,748
Issuance of Series B preferred interest					21,000	21,000
Dividends		4,637				4,637
Distributions to noncontrolling interests					(2,695)	(2,695)
Preferred returns			4,303		4,591	8,894
Redemption measurement adjustment				(179)		(179)
Balance, June 30, 2019	9,730,370	419,206	409,422	22,692	215,085	1,066,405
Issuance of Series B preferred interest					4,000	4,000
Dividends		4,637				4,637
Distributions to noncontrolling interests				(434)	(7,500)	(7,934)
Preferred returns			4,303		4,966	9,269
Redemption measurement adjustment				602		602
Balance, September 30, 2019	9,730,370	$423,843	$413,725	$22,860	$216,551	$1,076,979

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Dividends		4,637				4,637
Preferred returns			4,303		3,879	8,182
Distributions to noncontrolling interests				(1,043)	(3,527)	(4,570)
Redemption measurement adjustment				1,657		1,657
Balance, March 31, 2018	9,730,370	396,037	387,813	26,162	190,643	1,000,655
Dividends		4,637				4,637
Preferred returns			4,303		3,921	8,224
Distributions to noncontrolling interests				(982)	(8,931)	(9,913)
Redemption measurement adjustment				768		768
Balance, June 30, 2018	9,730,370	400,674	392,116	25,948	185,633	1,004,371
Dividends		4,637				4,637
Preferred returns			4,303		3,965	8,268
Distributions to noncontrolling interests				(584)	(1,920)	(2,504)
Redemption measurement adjustment				220		220
Balance, September 30, 2018	9,730,370	$405,311	$396,419	$25,584	$187,678	$1,014,992

Note 10—Stockholders’ Deficit

During the nine months ended September 30, 2019, Brookfield DTLA received contributions to additional paid-in capital totaling $1.1 million from DTLA Holdings, which were used for general corporate purposes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Accumulated Other Comprehensive (Loss) Income

A summary of the change in accumulated other comprehensive (loss) income related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Balance at beginning of period	$(2,612)	$765	$(224)	$(574)
Other comprehensive (loss) income before reclassifications	(73)	634	(2,461)	3,171
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(1,198)
Net current-period other comprehensive (loss) income	(73)	634	(2,461)	1,973
Balance at end of period	$(2,685)	$1,399	$(2,685)	$1,399

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to both federal and state income taxes. The TRS did not have a significant tax provision during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the TRS recorded a provision for income taxes totaling $1.1 million primarily as a result of gains on sales of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities.

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

Uncertain Tax Positions

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of September 30, 2019 and December 31, 2018, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of September 30, 2019, Brookfield DTLA’s 2015, 2016, 2017 and 2018 tax years remain open under the normal statute of limitations and may be subject to examination by federal, state and local authorities.

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

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
September 30, 2019	$(1,487)	$—	$(1,487)	$—
December 31, 2018	974	—	974	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of
	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swap assets	$—	$974
Interest rate swap liabilities	(1,487)	—

Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the condensed consolidated balance sheet.

A summary of the effect of derivative financial instruments reported in the condensed consolidated financial statements is as follows (in thousands):

	Amount of (Loss) Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swaps for the nine months ended:
September 30, 2019	$(2,461)	$—
September 30, 2018	3,171	1,198

The gain reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2018 is included as part of interest and other revenue in the condensed consolidated statement of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swaps—

As of September 30, 2019, Brookfield DTLA held the following interest rate swap contracts pursuant to the terms of the EY Plaza mortgage loan agreement (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest rate swap	$169,284	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$223,490	2.29%	1.65%	3.89%

Interest Rate Caps—

Brookfield DTLA holds interest rate cap contracts pursuant to the terms of certain of its mortgage and mezzanine loan agreements with the following notional amounts (in thousands):

	September 30, 2019	December 31, 2018

Wells Fargo Center–North Tower	$400,000	$400,000
Wells Fargo Center–North Tower	65,000	65,000
Wells Fargo Center–North Tower	35,000	35,000
Wells Fargo Center–South Tower	290,000	290,000
777 Tower	220,000	220,000
EY Plaza	35,000	35,000
	$1,045,000	$1,045,000

In connection with the refinancing of the 777 Tower mortgage loan, on October 31, 2019 the Company entered interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%. See Note 18 “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Financial Instruments

The estimated fair value and carrying amount of Brookfield DTLA’s mortgage and mezzanine loans are as follows (in thousands):

	September 30, 2019	December 31, 2018

Estimated fair value	$2,156,594	$2,142,813
Carrying amount	2,154,296	2,151,686

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

The carrying values of cash and cash equivalents, restricted cash, other receivables, other assets, accounts payable and other liabilities, and amounts due from or to affiliates approximate fair value.

Note 16—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays an asset management fee to BPY and BAM, which is calculated based on 0.75% of the capital invested by DTLA Holdings in Brookfield DTLA’s properties. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated joint venture based on 3.00% of hard and soft construction costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Property management fee expense	$2,156	$2,096	$6,313	$6,021
Asset management fee expense	1,487	1,583	4,652	4,748
Leasing and construction management fees	220	989	2,295	1,906
Development management fees (1)	281	—	545	—
General, administrative and reimbursable expenses	703	716	2,143	1,965
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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Insurance expense	$2,219	$1,975	$6,610	$5,902

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Lease income	$715	$484	$2,141	$1,441
Interest and other revenue	52	—	157	—
Rental property operating and maintenance expense	219	293	504	748
Other expense	32	—	109	—

Note 17—Commitments and Contingencies

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

Capital Commitments

As of September 30, 2019, the Company had $35.6 million in tenant-related commitments, including tenant improvements and leasing commissions, which are based on executed leases. Additionally, we had $17.0 million in construction-related commitments related to the atrium renovation project at Wells Fargo Center as of September 30, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18—Subsequent Event

Debt Refinancing

777 Tower—

On October 31, 2019, Brookfield DTLA refinanced the mortgage loan secured by the 777 Tower office property and received net proceeds totaling approximately $271.5 million, of which $220.0 million was used to repay the loan that previously encumbered the property, with the remainder to be used for capital and tenant improvements at the Company’s properties.

The new $318.6 million loan is comprised of a $268.6 million mortgage loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.60% and 4.15%, respectively, requires the payment of interest-only until maturity, and matures on October 31, 2024.

On October 31, 2019, initial loan advances under the mortgage and mezzanine loans of $231.8 million and $43.2 million, respectively, were disbursed to the Company. As of October 31, 2019, maximum future advance amounts of $36.8 million and $6.8 million are available under the mortgage and mezzanine loans, respectively, that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against the mortgage loan future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreements), as long as the mezzanine loan is repaid on a pro rata basis with the mortgage loan, until November 10, 2020 after which the loans may be repaid without penalty.

As required by the mortgage and mezzanine loan agreements, on October 31, 2019 the Company entered interest rate cap contracts with notional amounts totaling $318.6 million that limit the LIBOR portion of the interest rate to 4.00%. The contracts expire on November 10, 2021.

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

As of September 30, 2019 and December 31, 2018, Brookfield DTLA owned BOA Plaza, EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and Figat7th, a retail center nested between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On May 31, 2019, Brookfield DTLA Fund Properties II LLC, a wholly-owned subsidiary of the Company (“New OP”), entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly-owned subsidiary of DTLA Holdings. See Item 1. “Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4 Investment in Unconsolidated Real Estate Joint Venture.”

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

Potential Sources of Liquidity—

Cash on Hand—

As of September 30, 2019 and December 31, 2018, Brookfield DTLA had cash and cash equivalents totaling $40.0 million and $80.4 million, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Occupancy levels. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of September 30, 2019:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Total Annualized Rents (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	94.4%	$35,270,364	$26.59
Wells Fargo Center–North Tower	1,400,639	18.5%	87.3%	34,209,831	27.98
Gas Company Tower	1,345,163	17.8%	87.6%	30,714,120	26.06
EY Plaza	963,682	12.7%	82.0%	20,523,379	25.97
Figat7th	316,250	4.2%	89.6%	6,064,214	21.40
Wells Fargo Center–South Tower	1,124,960	14.8%	71.2%	21,191,945	26.47
777 Tower	1,024,835	13.5%	75.5%	20,867,855	26.98
	7,580,957	100.0%	84.1%	$168,841,708	$26.48
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2019. This amount reflects total base rent before any rent abatements as of September 30, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of September 30, 2019 for the twelve months ending September 30, 2020 are approximately $9.2 million, or $1.45 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of September 30, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of September 30, 2019, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2019	119,391	1.9%	$2,964,136	1.8%	$24.83	$25.15
2020	358,631	5.6%	9,908,071	5.9%	27.63	27.86
2021	400,862	6.3%	10,918,740	6.5%	27.24	28.72
2022	381,831	6.0%	10,509,759	6.2%	27.52	29.81
2023	907,952	14.2%	22,294,836	13.2%	24.56	27.39
2024	551,431	8.6%	15,190,882	9.0%	27.55	32.01
2025	744,614	11.7%	20,301,237	12.0%	27.26	32.11
2026	600,300	9.4%	14,240,936	8.4%	23.72	29.02
2027	194,603	3.1%	5,273,199	3.1%	27.10	35.27
2028	20,645	0.3%	598,188	0.4%	28.97	39.45
Thereafter	2,094,929	32.9%	56,641,724	33.5%	27.04	40.16
Total expiring leases	6,375,189	100.0%	$168,841,708	100.0%	$26.48	$33.18
Currently available	1,205,768
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2019. This amount reflects total base rent before any rent abatements as of September 30, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of September 30, 2019 for the twelve months ending September 30, 2020 are approximately $9.2 million, or $1.45 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of September 30, 2019.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Rental Rates and Leasing Activity. Average asking net effective rents in the LACBD were essentially flat during the nine months ended September 30, 2019. Management believes that on average our current rents are at market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes leasing activity at Brookfield DTLA’s properties for the nine months ended September 30, 2019:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2018	6,493,480	86.3%
Expirations	(685,455)	(9.0)%
New leases	106,696	1.4%
Renewals	412,298	5.4%
Remeasurement adjustments	48,170	—%
Leased square feet as of September 30, 2019	6,375,189	84.1%

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

During the nine months ended September 30, 2019, the Company received cash contributions totaling $31.4 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return as part of the Series B preferred interest. The Company used the funds for capital expenditures and leasing costs. As of September 30, 2019 and through the date of this report, $53.8 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to the amounts received under the commitment described above, during the nine months ended September 30, 2019 the Company received contributions to additional paid-in capital totaling $1.1 million from DTLA Holdings that were used for general corporate purposes.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Proceeds from Additional Secured or Unsecured Debt Financings—

Wells Fargo Center–South Tower—

During the three months ended September 30, 2019, the Company received $2.6 million from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan.

As of September 30, 2019 and through the date of this report, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs, including tenant improvements and inducements, leasing commissions, and common area improvements.

777 Tower—

On October 31, 2019, Brookfield DTLA refinanced the mortgage loan secured by the 777 Tower office property and received net proceeds totaling approximately $271.5 million, of which $220.0 million was used to repay the loan that previously encumbered the property, with the remainder to be used for capital and tenant improvements at the Company’s properties. See “Subsequent Event.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. Brookfield DTLA projects spending approximately $291 million over the next five years consisting of $50 million for capital expenditures, $151 million for tenant improvements, and $90 million for leasing costs. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, such as atrium renovations at Wells Fargo Center, upgrades to fire alarm, security and HVAC systems, elevator upgrades, parking structure improvements, and roof replacements.

As of September 30, 2019 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

Payments in Connection with Loans—

Debt Maturities—

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. The Company currently intends to extend or refinance the mortgage and mezzanine loans secured by Wells Fargo Center–North Tower on or about their scheduled maturity in October 2020. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. Additionally, the Company intends to refinance the mortgage and mezzanine loans secured by EY Plaza on or about their scheduled maturity in November 2020. There can be no assurance that the refinancing of these loans can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the loans are refinanced (based on market conditions).

Distributions to Noncontrolling Interests—

During the nine months ended September 30, 2019, Brookfield DTLA made distributions to DTLA Holdings totaling $10.2 million as preferred returns on the Series B preferred interest and $0.4 million returns of investment related to the senior participating preferred interest using cash on hand. During the nine months ended September 30, 2018, Brookfield DTLA made distributions to DTLA Holdings totaling $14.4 million as preferred returns on the Series B preferred interest and $2.6 million as returns of investment related to the senior participating preferred interest using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of September 30, 2019, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of September 30, 2019 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	42%	4.19%	3 years
Variable-rate swapped to fixed-rate	230.0	11%	3.89%	1 year
Variable-rate (1)(2)	1,015.8	47%	4.24%	1 year
	$2,154.3	100%	4.18%	2 years
__________

(1)
As of September 30, 2019 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(2)	On October 31, 2019, Brookfield DTLA refinanced the $220.0 million mortgage loan maturing on November 1, 2019 secured by the 777 Tower office property. See “Subsequent Event.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of September 30, 2019 is as follows (in thousands, except percentage amounts and dates):

	Interest Rate	Contractual Maturity Date	Principal Amount	Annual Debt Service (1)
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	3.68%	10/9/2020	$400,000	$14,916
Wells Fargo Center–North Tower (3)	6.03%	10/9/2020	65,000	3,973
Wells Fargo Center–North Tower (4)	7.03%	10/9/2020	35,000	2,494
Wells Fargo Center–South Tower (5)	3.90%	11/4/2021	260,796	10,313
777 Tower (6)	4.29%	11/1/2019	220,000	9,569
EY Plaza (7)	6.65%	11/27/2020	35,000	2,360
Total variable-rate loans			1,015,796	43,625

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	3.89%	11/27/2020	230,000	9,080
Total floating-rate debt			1,245,796	52,705

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
Figat7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total debt			2,154,296	$91,296
Less: unamortized debt issuance costs			7,158
Total debt, net			$2,147,138
__________

(1)
Annual debt service for variable-rate loans is calculated using the one-month LIBOR rate in place on the debt as of September 30, 2019 plus the contractual spreads per the loan agreements. Annual debt service for fixed-rate loans is calculated based on contractual interest rates per the loan agreements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(5)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of September 30, 2019, a future advance amount of $29.2 million is available under this loan that can be drawn by the Company to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(6)
This loan bears interest at LIBOR plus 2.18%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 5.75%. On October 31, 2019, Brookfield DTLA refinanced this loan. See “Subsequent Event.”

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.29%. The effective interest rate of 3.89% includes interest on the swaps.

Proceeds from Wells Fargo Center–South Tower Mortgage Loan

During the three months ended September 30, 2019, the Company received $2.6 million from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan.

Debt Refinancing

777 Tower—

On October 31, 2019, Brookfield DTLA refinanced the mortgage loan secured by the 777 Tower office property and received net proceeds totaling approximately $271.5 million, of which $220.0 million was used to repay the loan that previously encumbered the property, with the remainder to be used for capital and tenant improvements at the Company’s properties.

The new $318.6 million loan is comprised of a $268.6 million mortgage loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.60% and 4.15%, respectively, requires the payment of interest-only until maturity, and matures on October 31, 2024.

On October 31, 2019, initial loan advances under the mortgage and mezzanine loans of $231.8 million and $43.2 million, respectively, were disbursed to the Company. As of October 31, 2019, maximum future advance amounts of $36.8 million and $6.8 million are available under the mortgage and mezzanine loans, respectively, that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against the mortgage loan future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount. See “Subsequent Event.”

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

Debt Reporting Compliance

Pursuant to the terms of certain of our mortgage loan agreements, Brookfield DTLA is required to report a debt service coverage ratio (“DSCR”) calculated using the formulas specified in the underlying loan agreements. We have submitted the required reports to the lenders for the measurement periods ended September 30, 2019 and were in compliance with the amounts required by the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Three Months Ended September 30, 2019 to September 30, 2018

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2019	2018
Revenue:
Lease income	$69.5	$65.4	$4.1	6%
Parking	10.0	9.4	0.6	6%
Interest and other	0.1	2.3	(2.2)	(96)%
Total revenue	79.6	77.1	2.5	3%

Expenses:
Rental property operating and maintenance	26.4	24.6	1.8	7%
Real estate taxes	10.0	9.8	0.2	2%
Parking	2.5	2.4	0.1	4%
Other expense	1.8	2.7	(0.9)	(33)%
Depreciation and amortization	25.3	23.7	1.6	7%
Interest	24.8	28.6	(3.8)	(13)%
Total expenses	90.8	91.8	(1.0)	(1)%

Net loss	$(11.2)	$(14.7)	$3.5

Lease Income

Lease income increased $4.1 million, or 6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, largely as a result of contractual rent increases and changes in occupancy.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.6 million, or 7%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to increased investments in tenant improvements year over year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Interest expense decreased $3.8 million, or 13%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a reduction in the interest spread on the Wells Fargo Center–South Tower mortgage loan when it was refinanced in November 2018 and lower LIBOR rates on our variable rate debt.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended September 30, 2019 to September 30, 2018

Condensed Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2019	2018
Revenue:
Lease income	$204.8	$192.9	$11.9	6%
Parking	29.4	27.9	1.5	5%
Interest and other	0.8	15.7	(14.9)	(95)%
Total revenue	235.0	236.5	(1.5)	(1)%

Expenses:
Rental property operating and maintenance	75.1	69.3	5.8	8%
Real estate taxes	29.3	30.4	(1.1)	(4)%
Parking	7.6	7.5	0.1	1%
Other expense	7.2	9.2	(2.0)	(22)%
Depreciation and amortization	76.8	71.3	5.5	8%
Interest	74.8	78.5	(3.7)	(5)%
Total expenses	270.8	266.2	4.6	2%
Other Income:
Gain from derecognition of assets	15.0	—	15.0
Equity in loss of unconsolidated real estate joint venture	(0.3)	—	(0.3)
Total other income	14.7	—	14.7
Net loss	$(21.1)	$(29.7)	$8.6

Lease Income

Lease income increased $11.9 million, or 6%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, largely as a result of contractual rent increases, changes in occupancy and recoverability of higher operating expenses.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and Other Revenue

Interest and other revenue decreased $14.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a $9.3 million gain on the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities during 2018, for which there was no comparable activity during 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.5 million, or 8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to increased investments in tenant improvements year over year.

Gain from Derecognition of Assets

During the nine months ended September 30, 2019, New OP entered into an agreement to contribute and transfer all of its wholly-owned interests in the Property Owner, the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture and recognized a $15.0 million gain.

Interest Expense

Interest expense decreased $3.7 million, or 5%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, mainly due to a reduction in the interest spread on the Wells Fargo Center–South Tower mortgage loan when it was refinanced in November 2018 and lower LIBOR rates on our variable rate debt.

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

A summary of changes in Brookfield DTLA’s cash flows is as follows (in thousands):

	For the Nine Months Ended		Dollar Change
	September 30,
	2019	2018

Net cash provided by operating activities	$45,025	$28,168	$16,857
Net cash used in investing activities	(105,205)	(57,016)	(48,189)
Net cash provided by financing activities	24,343	118,665	(94,322)

Operating Activities

Brookfield DTLA’s cash flow from operating activities is primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the nine months ended September 30, 2019 totaled $45.0 million, compared to net cash provided by operating activities of $28.2 million during the nine months ended September 30, 2018. The $16.9 million increase in cash is primarily due to changes in working capital.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Activities

Brookfield DTLA’s cash flow from investing activities is generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $105.2 million during the nine months ended September 30, 2019, compared to net cash used in investing activities of $57.0 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company spent $50.6 million for tenant improvements at BOA Plaza, EY Plaza, 777 Tower and Wells Fargo Center–North Tower in connection with lease renewals by major tenants along with continued atrium renovations at Wells Fargo Center totaling $22.6 million.

Financing Activities

Brookfield DTLA’s cash flow from financing activities is generally impacted by its loan activity, and contributions from and distributions to its mezzanine equity holders and distributions to its stockholders, if any. Net cash provided by financing activities totaled $24.3 million during the nine months ended September 30, 2019, compared to net cash provided by financing activities of $118.7 million during the nine months ended September 30, 2018. Proceeds from the Series B preferred interest and Wells Fargo Center–South Tower mortgage loan, partially offset by distributions to the Series B and senior participating preferred interests, were the primary source of net cash provided by financing activities during the nine months ended September 30, 2019. Net proceeds from the refinancing of the Wells Fargo Center–North Tower, EY Plaza and Figat7th mortgage loans, partially offset by distributions to the Series B and senior participating preferred interests, were the main source of net cash provided by financing activities during the nine months ended September 30, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, September 30, 2019 and December 31, 2018, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2019, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total

Principal payments on mortgage loans (1)	$220,000	$765,000	$710,796	$—	$58,500	$400,000	$2,154,296
Interest payments –
Fixed-rate debt (2)	9,727	38,697	30,590	18,726	16,803	11,025	125,568
Variable-rate swapped to fixed-rate debt	2,263	8,979	—	—	—	—	11,242
Variable-rate debt (3)	9,423	29,067	8,703	—	—	—	47,193
Tenant-related commitments (4)	18,767	6,884	1,520	5,104	1,143	2,162	35,580
Construction-related commitments (5)	—	16,951	—	—	—	—	16,951
	$260,180	$865,578	$751,609	$23,830	$76,446	$413,187	$2,390,830
__________

(1)	On October 31, 2019, Brookfield DTLA refinanced the $220.0 million mortgage loan maturing on November 1, 2019 secured by the 777 Tower office property. See “Subsequent Event.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of September 30, 2019 plus the contractual spread per the loan agreements.

(4)	Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2019.

(5)	Construction-related commitments include amounts due to contractors related to the atrium renovation project at Wells Fargo Center based on executed contracts as of September 30, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays an asset management fee to BPY and BAM, which is calculated based on 0.75% of the capital invested by DTLA Holdings in Brookfield DTLA’s properties. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Property management fee expense	$2,156	$2,096	$6,313	$6,021
Asset management fee expense	1,487	1,583	4,652	4,748
Leasing and construction management fees	220	989	2,295	1,906
Development management fees (1)	281	—	545	—
General, administrative and reimbursable expenses	703	716	2,143	1,965
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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Insurance expense	$2,219	$1,975	$6,610	$5,902

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Lease income	$715	$484	$2,141	$1,441
Interest and other revenue	52	—	157	—
Rental property operating and maintenance expense	219	293	504	748
Other expense	32	—	109	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation

See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 for a discussion of our critical accounting policies for the year ended December 31, 2018. During the nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, described in Item 1. “Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3 “Leases” of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Accounting Pronouncement Adopted Effective January 1, 2019

Please refer to Item 1. “Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3 “Leases” of this Quarterly Report on Form 10-Q for a discussion of our adoption of Topic 842, Leases, on January 1, 2019.

Accounting Pronouncements Effective January 1, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. We are currently evaluating this guidance but do not believe that the adoption of this amendment will have a material impact on Brookfield DTLA’s consolidated financial statements.

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

Subsequent Event

Debt Refinancing

777 Tower—

On October 31, 2019, Brookfield DTLA refinanced the mortgage loan secured by the 777 Tower office property and received net proceeds totaling approximately $271.5 million, of which $220.0 million was used to repay the loan that previously encumbered the property, with the remainder to be used for capital and tenant improvements at the Company’s properties.

The new $318.6 million loan is comprised of a $268.6 million mortgage loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.60% and 4.15%, respectively, requires the payment of interest-only until maturity, and matures on October 31, 2024.

On October 31, 2019, initial loan advances under the mortgage and mezzanine loans of $231.8 million and $43.2 million, respectively, were disbursed to the Company. As of October 31, 2019, maximum future advance amounts of $36.8 million and $6.8 million are available under the mortgage and mezzanine loans, respectively, that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against the mortgage loan future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreements), as long as the mezzanine loan is repaid on a pro rata basis with the mortgage loan, until November 10, 2020 after which the loans may be repaid without penalty.

As required by the mortgage and mezzanine loan agreements, on October 31, 2019 the Company entered interest rate cap contracts with notional amounts totaling $318.6 million that limit the LIBOR portion of the interest rate to 4.00%. The contracts expire on November 10, 2021.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2019, the cumulative amount of unpaid dividends totaled $182.1 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

On November 11, 2019, Brookfield DTLA Fund Office Trust Investor Inc. (the “Company”) held its 2019 annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, holders of the Company’s common stock, par value $0.01 per share (the “Common Stock”), (1) elected each of the five (5) Company nominees to serve until the 2020 annual meeting of its stockholders and until their successors are duly elected and qualified and (2) ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019. Each of the items considered at the Annual Meeting is described in further detail in the Company’s Information Statement on Schedule 14C filed with the SEC on September 25, 2019. The results of the voting on each matter, as certified by the Inspector of Election of the Annual Meeting, are set forth below.

Item 1 – Election of Directors

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

G. Mark Brown	1,000	0	0	0
Michelle L. Campbell	1,000	0	0	0
Murray Goldfarb	1,000	0	0	0
Ian Parker	1,000	0	0	0
Robert L. Stelzl	1,000	0	0	0

Item 2 – Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public
Accounting Firm for the fiscal year ending December 31, 2019

Votes For	Votes Against	Abstentions	Broker Non-Votes

1,000	0	0	0

No other business was transacted by the sole holder of the Common Stock at the Annual Meeting.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated November 12, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated November 12, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Principal Executive Officer and Principal Financial Officer dated
November 12, 2019 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date:	As of November 12, 2019

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)