Form 10-K
period 2019-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2020-03-26
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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
None
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2019 was $0.
As of March 20, 2020, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.
DOCUMENTS INCORPORATED BY REFERENCE
None

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Item 1.	Business.

Our Company

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc. together with its direct and indirect subsidiaries.

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis.

As of December 31, 2019 and 2018, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

On May 31, 2019, Brookfield DTLA Fund Properties II LLC (“New OP”), a wholly-owned subsidiary of the Company, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly-owned subsidiary of DTLA Holdings. See Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Investment in Unconsolidated Real Estate Joint Venture.”

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT.

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

Corporate Strategy

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by management’s view of the certainty of receiving lease income payments generated by the tenants of those assets.

Competition

Brookfield DTLA competes in the leasing of primarily office space with a number of other real estate companies.

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

Segment, Geographical and Tenant Concentration Information

Segment Information—

Brookfield DTLA currently operates in a single reportable segment, which includes the operation and management of its six commercial office properties and one retail property. Each of Brookfield DTLA’s operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed by management and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s consolidated operations based on geography, size or type. Brookfield DTLA’s operating properties have similar economic characteristics and provide similar products and services to tenants. As a result, Brookfield DTLA’s operating properties are aggregated into a single reportable segment.

Geographical Information—

All of Brookfield DTLA’s properties are owned and our business is conducted in the state of California.

Tenant Concentration Information—

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some short-term as well as longer-term leases. As our entire portfolio is located in the LACBD, any specific economic changes within that location could affect our tenant base, and by extension, our profitability.

A significant portion of Brookfield DTLA’s lease income is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated lease income during the year ended December 31, 2019. See Item 2. “Properties—Tenant Information.”

During the years ended December 31, 2019, 2018 and 2017, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 96%, 98% and 100% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Insurance

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance for California, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties.

To the extent an act or acts of terrorism produce losses in excess of the limits in place, the resulting loss could have a material adverse effect on Brookfield DTLA’s business, financial condition, or results of operations. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. See Item 1A. “Risk Factors—Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations.”

Employees

As of December 31, 2019, Brookfield DTLA had no employees. The operations and activities of Brookfield DTLA are externally managed by employees of the Manager.

Corporate Offices

BPY owns the building in which Brookfield DTLA’s operations are managed: 250 Vesey Street, New York, NY 10281, telephone number 212-417-7000.

Available Information

Brookfield DTLA files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements (if any), Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the U.S. Securities and Exchange Commission (the “SEC”). All reports we file with the SEC are available free of charge via EDGAR through the SEC website at http://www.sec.gov and on the Company’s website, http://www.dtlaofficefund.com, under “Reports & Filings—SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Such filings are also available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

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

•	The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business;

•	The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries;

•	The behavior of financial markets, including fluctuations in interest rates;

•	Uncertainties of real estate development or redevelopment;

•	Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•	Risks relating to Brookfield DTLA’s insurance coverage;

•	The possible impact of international conflicts and other developments, including terrorist acts;

•	Potential environmental liabilities;

•	Dependence on management personnel;

•	The ability to complete and effectively integrate acquisitions into existing operations and the ability to attain expected benefits therefrom;

•	Operational and reputational risks;

•	Catastrophic events, such as pandemics, earthquakes and hurricanes; and

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

As used in this section, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA together with its direct and indirect subsidiaries, and the term “stockholders” means holders of the Company’s Series A preferred stock.

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

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to New OP, for which it will be entitled to receive a preferred return. As of December 31, 2019 and the date of this report, $44.5 million is available to the Company under this commitment for future funding.

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

In addition, the amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock.

The Series A preferred stock effectively ranks junior to any indebtedness of Brookfield DTLA and its subsidiaries. The Series A preferred stock effectively ranks junior to the indebtedness of Brookfield DTLA or any of its direct or indirect subsidiaries. Holders of the Series A preferred stock do not have the right to prevent us from incurring additional indebtedness. As a result, we could become more leveraged, which may increase debt service costs and could adversely affect our cash flows, results of operations, financial condition, and the availability of funds for dividends or distributions to holders of Brookfield DTLA’s capital stock, including the Series A preferred stock.

The Series A preferred stock has no stated maturity date, Brookfield DTLA is not obligated to declare and pay dividends on the Series A preferred stock, and Brookfield DTLA may never again declare dividends on the Series A preferred stock. The Series A preferred stock has no stated maturity date, and accordingly, could remain outstanding indefinitely. In addition, while the Series A preferred stock will accumulate dividends at the stated rate (whether or not authorized by the board of directors of Brookfield DTLA and declared by the Company), there is no requirement that Brookfield DTLA declare and pay dividends on the Series A preferred stock, and except for a one time dividend of $2.25 per share of Series A preferred stock that was paid in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097, Brookfield DTLA has not, and may not in the future, declare and pay dividends on the Series A preferred stock.

Brookfield DTLA’s ability to pay dividends is limited by the requirements of Maryland law. Brookfield DTLA’s ability to pay dividends on the Series A preferred stock is limited by the laws of the State of Maryland. Under Maryland General Corporation Law (“MGCL”), a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus all prior liquidation preferences (unless the charter of the corporation provides otherwise). Accordingly, with limited exception, Brookfield DTLA may not make a distribution (including a dividend payment or redemption) on the Series A preferred stock if, after giving effect to the distribution, Brookfield DTLA may not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of Brookfield DTLA’s total liabilities plus prior liquidation preferences, if any. Due to the foregoing limitations, there can be no assurance that, if Brookfield DTLA desires to declare and pay dividends in the future, that it would be legally permissible for the Company to do so.

There was no established trading market for shares of the Series A preferred stock at the time of issuance and the shares may be delisted and deregistered in the future. The Series A preferred stock was issued in connection with the consummation of the transactions contemplated by the Merger Agreement and there was no established trading market for the shares of Series A preferred stock.

Although the Series A preferred stock is currently registered under the Exchange Act and listed on the New York Stock Exchange, Brookfield DTLA may apply for delisting of the Series A preferred stock in the future provided the requirements for delisting are met. If the Series A preferred stock is delisted, the market for the shares of Series A preferred stock could be adversely affected, though price quotations for the shares of Series A preferred stock might still be available from other sources. Subject to compliance with applicable securities laws, the registration may be terminated if the shares are not listed on a national securities exchange and there are fewer than 300 holders. The extent of the public market for the Series A preferred stock and availability of such quotations would depend upon such factors as the number of holders and/or the aggregate market value of the publicly held shares of Series A preferred stock at such time, the interest in maintaining a market in the Series A preferred stock on the part of securities firms, the possible termination of registration of the Series A preferred stock under the Exchange Act and other factors. Termination of registration would substantially reduce the information required to be furnished to holders of the Series A preferred stock.

Brookfield DTLA’s charter contains provisions that may delay, defer or prevent transactions that may be beneficial to holders of the Company’s Series A preferred stock. Brookfield DTLA’s charter contains provisions that are intended to, among other purposes, assist it in qualifying as a REIT. The charter provides that subject to certain exceptions, including exemptions that may be granted by the board of directors of Brookfield DTLA under certain circumstances, no person or entity may beneficially own or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Brookfield DTLA’s common stock or Series A preferred stock. Any attempt to own or transfer shares of Brookfield DTLA’s common stock or Series A preferred stock in excess of the applicable ownership limit without the consent of the board of directors of Brookfield DTLA either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such shares will not have any rights in such shares, or in the transfer being void. These restrictions on transferability and ownership will not apply if the board of directors of Brookfield DTLA determines that it is no longer in the Company’s best interests to conduct its operations so as to continue to qualify as a REIT or if the board of directors of Brookfield DTLA determines that such restrictions are no longer necessary to maintain REIT status. The ownership limit may delay or impede a transaction or a change in control that might be in the best interests of Brookfield DTLA’s stockholders, including holders of the Series A preferred stock.

Brookfield DTLA may authorize and issue capital stock without the approval of holders of the Series A preferred stock. While Brookfield DTLA may not, without a vote of the holders of the Series A preferred stock, authorize, create, issue or increase the authorized or issued amount of any class of capital stock ranking senior to the Series A preferred stock with respect to payment of dividends or the distribution of assets upon the liquidation, dissolution or winding up of the affairs of Brookfield DTLA, its charter authorizes the board of directors of Brookfield DTLA, without any action by its stockholders, to (i) amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that Brookfield DTLA has the authority to issue, (ii) issue authorized but unissued shares of common stock or Series A preferred stock, and (iii) classify or reclassify any unissued shares of common stock or Series A preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. There can be no assurance that the board of directors of Brookfield DTLA will not establish additional classes and/or series of capital stock that would delay, defer or prevent a transaction that may be in the best interests of its stockholders, including holders of the Series A preferred stock.

Holders of the Series A preferred stock have limited voting rights. DTLA Holdings owns 100% of the outstanding shares of Brookfield DTLA’s common stock and controls 100% of the aggregate voting power of the Company’s capital stock, except that holders of the Series A preferred stock have voting rights, under certain circumstances, (1) to elect two preferred directors to the board of directors of Brookfield DTLA (referred to as preferred directors) and (2) with respect to (i) the creation of additional classes or series of preferred stock that are senior to the Series A preferred stock and (ii) an amendment of its charter (whether by merger, consolidation, transfer or conveyance of all or substantially all of the Company’s assets or otherwise) that would materially adversely affect the rights of holders of the Series A preferred stock. By virtue of their limited voting rights, holders of the Series A preferred stock have limited control over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire the Company or of impeding a change in control under circumstances that otherwise could be in the best interests of Brookfield DTLA’s stockholders, including: (1) “business combination” provisions that, subject to limitations, prohibit certain business combinations between Brookfield DTLA and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the outstanding voting stock of Brookfield DTLA or any affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of Brookfield DTLA) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority stockholder voting requirements on these combinations; and (2) “control share” provisions that provide that a holder of “control shares” of Brookfield DTLA (defined as shares that, when aggregated with other shares controlled by the stockholder except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by Brookfield DTLA’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Brookfield DTLA has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of the board of directors of Brookfield DTLA, and in the case of the control share provisions of the MGCL pursuant to a provision in its bylaws. However, the board of directors of Brookfield DTLA may by resolution elect to opt in to the business combination provisions of the MGCL and Brookfield DTLA may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future. In addition, provided that Brookfield DTLA has a class of equity securities registered under the Exchange Act and at least three independent directors, Subtitle 8 of Title 3 of the MGCL permits Brookfield DTLA to elect to be subject, by provision in its charter or bylaws or a resolution of the board of directors of Brookfield DTLA and notwithstanding any contrary provision in its charter or bylaws, to certain provisions, including, among other provisions, a classified board of directors and a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred. Brookfield DTLA’s charter and bylaws and the MGCL also contain other provisions that may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of its stockholders, including holders of the Series A preferred stock.

The Manager controls the management and operations of Brookfield DTLA. The Company does not directly employ any of the persons responsible for managing its business or operations. The Manager, through DTLA Holdings, manages the operations and activities, and controls Brookfield DTLA, including the power to vote to elect all members of the board of directors (other than the preferred directors). By virtue of its control of and substantial ownership in Brookfield DTLA, the Manager has significant influence over the outcome of any corporate transaction or other matters that Brookfield DTLA confronts. Subject to any limitations contained in Brookfield DTLA’s charter, bylaws or as may be required by applicable law, holders of the Series A preferred stock will be unable to block any such matter in their capacity as stockholders or through their representation under certain circumstances, if any, by up to two directors on the board of directors (which directors are not a majority of the members comprising the board of directors).

There may be conflicts of interest in Brookfield DTLA’s relationship with the Manager. Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. In consideration for the services provided under these arrangements, the Manager is paid fees by Brookfield DTLA and its subsidiaries. In addition, the Manager may enter into additional arrangements, including additional service agreements, with Brookfield DTLA and its subsidiaries. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interests of the Manager, on the one hand, and Brookfield DTLA and its subsidiaries, on the other hand.

Members of Brookfield DTLA’s management team have competing duties to other entities. Brookfield DTLA’s executive officers are employees of the Manager and therefore do not spend all of their time managing the Company’s activities and real estate portfolio. Many of Brookfield DTLA’s executive officers allocate most of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to Brookfield DTLA’s affairs. Accordingly, Brookfield DTLA competes with BPY and BAM, their affiliates and possibly other entities for the time and attention of these officers.

COMPANY AND REAL ESTATE INDUSTRY RISKS

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of a high-quality, determined by management’s view of the certainty of receiving lease income generated by the tenants of those assets. However, Brookfield DTLA is subject to various risks specific to its portfolio, the geographies in which it operates and where its properties are located and those inherent in the commercial property business generally. In evaluating Brookfield DTLA and its business, the following challenges, uncertainties and risks should be considered in addition to the other information contained in this Annual Report on Form 10-K:

Brookfield DTLA’s economic performance and the value of its real estate assets are subject to the risks incidental to the ownership and operation of real estate properties. Brookfield DTLA’s economic performance, the value of its real estate assets and, therefore, the value of the Series A preferred stock, is subject to the risks normally associated with the ownership and operation of real estate properties, including but not limited to: downturns and trends in the national, regional and local economic conditions where our properties are located; global economic conditions; the cyclical nature of the real estate industry; adverse economic or real estate developments in Southern California, particularly in the LACBD; local real estate market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for such properties; our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all; changes in interest rates and the availability of financing; competition from other properties; changes in market rental rates and our ability to rent space on favorable terms; the bankruptcy, insolvency, credit deterioration or other default of our tenants; the need to periodically renovate, repair and re-lease space and the costs thereof; our failure to qualify as and to maintain our status as a REIT or the status of certain of our subsidiaries as REITs; increases in maintenance, insurance and operating costs; civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; a decrease in the attractiveness of our properties to tenants; a decrease in the underlying value of our properties; and certain significant expenditures, including property taxes, maintenance costs, debt payments, insurance costs and related charges that must be made regardless of whether or not a property is producing sufficient income to service these expenses.

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

Brookfield DTLA could be adversely impacted by tenant defaults, bankruptcies or insolvencies. Brookfield DTLA owns, operates and manages commercial office and retail properties in the LACBD and receives its income primarily from lease income generated from tenants of those properties. Tenants of our properties may experience a downturn in their business from the effects of the recent outbreak of Coronavirus Disease 2019 (“COVID–19”), which could cause the loss of tenants or weaken their financial condition and result in the tenants’ inability to make lease payments when due or require rent concessions. If a tenant defaults, we may experience delays and incur costs in enforcing our rights as landlord and protecting our investments. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict a tenant solely because of its bankruptcy. In addition, the bankruptcy court may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt or insolvent tenant will pay in full the amounts it owes under a lease. The loss of lease payments from tenants and costs of re-leasing would adversely affect our cash flows, operating results and financial condition. In the event of a significant number of lease defaults and/or tenant bankruptcies, it may be difficult, costly and time consuming to attract new tenants and lease the space for the rent and on terms as favorable as the previous leases or at all. The loss of lease payments from tenants and costs of re-leasing would adversely affect our operating results and financial condition, and our cash flows may not be sufficient to meet all of our obligations and liabilities.

There are numerous risks associated with the use of debt to finance our business, including refinancing risk. Brookfield DTLA incurs debt in the ordinary course of its business and therefore is subject to the risks associated with debt financing. These risks, including the following, may adversely impact our operating results and financial condition: our cash flows may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses; we may not be able to refinance indebtedness on our properties at maturity due to business and market factors (including: disruptions and volatility in the capital and credit markets, the estimated cash flows of our properties, and the value (or appraised value) of our properties); financial, competitive, business and other factors, including factors beyond our control; and if refinanced, the terms of a refinancing may not be as favorable to us as the original terms of the related indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense, and if we mortgage property to secure payment of indebtedness and are unable to make the debt payments, the lender could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases.

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

Our substantial indebtedness may adversely affect our operating results and financial condition, and may limit our flexibility to operate our business. Brookfield DTLA currently has aggregate consolidated indebtedness totaling $2.2 billion. After payments of principal and interest on our indebtedness, we may not have sufficient cash resources to operate our properties or meet all of our other obligations. Certain of our indebtedness include lockbox and other cash management provisions, which, under certain circumstances, could limit our ability to utilize available cash flows from the relevant properties. There can be no assurance that terms of debt we incur in the future or modifications to existing debt will not significantly limit our operating and financial flexibility, which may in turn limit our ability to efficiently respond and adapt to changes or competition in our business.

If we are unable to extend, refinance or repay the debt secured by our properties at maturity, we could default on such debt, which may permit the lenders to foreclose on the applicable property. Proceeds from any disposition of a foreclosed property may not be sufficient to repay the full amount of the underlying debt. If we are unable to extend, refinance or repay our debt as it comes due, our business, financial condition and operating results may be materially and adversely affected. If we are unable to refinance our debt as it matures on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new debt may include operational and financial covenants significantly more restrictive than our current debt covenants and may limit the operation or growth of our business.

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

Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. The Manager maintains insurance on Brookfield DTLA’s properties in amounts and with deductibles that it believes are in line with coverage maintained by owners of similar types of properties; however, the insurance maintained by the Manager may not cover all potential losses Brookfield DTLA might experience. There also are certain types of risks (such as war or acts of terrorism, or environmental contamination, such as toxic mold) that are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, one or more of its properties, and would continue to be obligated to repay any recourse indebtedness on such properties. Any of these events could adversely impact the Company’s business, financial condition and results of operations.

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

We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state, provincial and local regulatory requirements, such as state, and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. Existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could affect our cash flows and results from operations.

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

If we are unable to recover from a business disruption on a timely basis, our financial condition and results of operations could be adversely affected. Our business may be vulnerable to damages from a number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. For example, major health issues and pandemics, such as COVID–19, may adversely affect trade and global and local economies. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID–19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID–19. If we are unable to recover from a business disruption on a timely basis, our financial condition and results of operations could be adversely affected. We may also incur additional costs to remedy damages caused by such disruptions.

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

You may be deemed to receive a taxable distribution without the receipt of any cash or property. Under Section 305(c) of the Code, holders of the Company’s Series A preferred stock may be treated for U.S. federal income tax purposes as receiving constructive distributions if the “issue price” of the Series A preferred stock is lower than the redemption price of such Series A preferred stock. If the redemption price exceeds the issue price and, based on all the facts and circumstances as of the date of issuance, redemption pursuant to Brookfield DTLA’s right to redeem is more likely than not to occur, then a holder of Series A preferred stock will be deemed to receive a series of constructive distributions of stock in the total amount of such excess, so long as the amount by which the redemption price exceeds the issue price is not de minimis. These constructive distributions will be deemed to be made to such holders in increasing amounts (on a constant-yield basis) during the period from the date of issuance to the date on which it is most likely that the Series A preferred stock will be redeemed, based on all of the facts and circumstances as of the issue date. In addition, constructive distributions could arise in other circumstances as well. In the event a holder of Series A preferred stock receives a constructive distribution, such holder may incur U.S. federal income tax liability with respect to such constructive distribution without receiving any corresponding distribution of cash with which to pay such taxes.

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

Historical Percentage Leased and Rental Rates

The following table sets forth the percentage leased, annualized rent, and annualized rent per rentable square foot of executed leases at Brookfield DTLA’s properties as of the dates indicated:

	Percentage Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

December 31, 2019	82.9%	$168,904,581	$26.87
December 31, 2018	86.3%	167,124,493	25.74
December 31, 2017	86.8%	163,123,792	24.98
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2019 for the twelve months ending December 31, 2020 are approximately $7.9 million, or $1.25 per leased square foot. Total abatements for executed leases as of December 31, 2018 for the twelve months ended December 31, 2019 were approximately $12.3 million, or $1.89 per leased square foot. Total abatements for executed leases as of December 31, 2017 for the twelve months ended December 31, 2018 were approximately $13.2 million, or $2.03 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2019:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2018	6,493,480	86.3%
Expirations	(950,567)	(12.5)%
New leases	207,575	2.7%
Renewals	487,479	6.4%
Remeasurement adjustments	48,170	—%
Leased square feet as of December 31, 2019	6,286,137	82.9%

Property Statistics

The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2019:

				Square Feet
Property	Number of Buildings	Number of Tenants	Year Acquired/ Constructed	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	31	2006	1,405,428	18.5%	92.4%	$33,692,530	$25.93
Wells Fargo Center–North Tower	1	39	2013	1,400,639	18.5%	87.5%	34,910,991	28.49
Gas Company Tower	1	31	2013	1,345,163	17.8%	86.7%	30,737,945	26.35
EY Plaza	1	45	2006	963,682	12.7%	77.3%	19,370,146	26.01
FIGat7th	1	33	2013	316,250	4.2%	89.6%	6,732,258	23.76
Wells Fargo Center–South Tower	1	20	2013	1,124,960	14.8%	68.8%	21,639,487	27.98
777 Tower	1	51	2013	1,024,835	13.5%	77.4%	21,821,224	27.51
	7	250		7,580,957	100.0%	82.9%	$168,904,581	$26.87
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2019. This amount reflects total base rent before any rent abatements as of December 31, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2019 for the twelve months ending December 31, 2020 are approximately $7.9 million, or $1.25 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2019.

Tenant Information

As of December 31, 2019, Brookfield DTLA’s properties were leased to 250 tenants. The following table sets forth the annualized rent and leased square feet of our ten largest tenants as of December 31, 2019:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased Square Feet	% of Total Leased Square Feet	Year of Expiry

1	Latham & Watkins LLP	$10,987,092	6.5%	373,657	5.9%	Various
2	Southern California Gas Company	9,383,128	5.5%	405,848	6.5%	Various
3	The Capital Group Companies	9,277,853	5.5%	407,725	6.5%	Various
4	Wells Fargo Bank National Association	8,396,209	5.0%	339,221	5.4%	Various
5	Gibson, Dunn & Crutcher LLP	8,070,972	4.8%	242,164	3.9%	Various
6	Bank of America N.A.	7,154,054	4.2%	209,544	3.3%	Various
7	Oaktree Capital Management, L.P.	6,191,602	3.7%	234,264	3.7%	Various
8	Sheppard, Mullin, Richter	3,765,160	2.2%	173,959	2.8%	2025
9	Sidley Austin (CA) LLP	3,467,521	2.1%	135,798	2.2%	2024
10	Ernst & Young U.S. LLP	3,440,514	2.0%	127,613	2.0%	2032
		$70,134,105	41.5%	2,649,793	42.2%
__________

(1)
Annualized rent is calculated as contractual base rent under executed leases as of December 31, 2019. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information regarding the lease expirations of our ten largest tenants as of December 31, 2019 (in thousands, except years):

		Leased Square Feet as of December 31,
Tenant		2020	2021	2022	2023	2024	2025	Beyond	Year of Final Expiry

1	Latham & Watkins LLP	26	64	—	—	—	214	70	2031
2	Southern California Gas Company	28	—	—	—	—	—	378	2026
3	The Capital Group Companies	4	—	54	—	—	—	350	2033
4	Wells Fargo Bank National Association	33	—	—	306	—	—	—	2023
5	Gibson, Dunn & Crutcher LLP	—	27	—	—	—	—	215	2035
6	Bank of America N.A.	—	—	—	—	—	—	209	2029
7	Oaktree Capital Management, L.P.	—	26	—	—	—	—	208	2030
8	Sheppard, Mullin, Richter	—	—	—	—	—	174	—	2025
9	Sidley Austin (CA) LLP	—	—	—	—	136	—	—	2024
10	Ernst & Young U.S. LLP	—	—	—	—	—	—	128	2032
	Leased square feet expiring by year	91	117	54	306	136	388	1,558
	Percentage of leased square feet expiring by year	1.4%	1.9%	0.8%	4.9%	2.2%	6.2%	24.8%

On September 30, 2019, BAM acquired a significant interest in Oaktree Capital Management, L.P., whose subsidiary is the lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2019, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2020	322,127	5.1%	$8,965,802	5.3%	$27.83	$28.36
2021	393,281	6.3%	10,868,649	6.4%	27.64	28.74
2022	381,831	6.1%	10,488,708	6.2%	27.47	30.08
2023	874,675	13.9%	22,046,679	13.0%	25.21	27.97
2024	550,605	8.8%	15,287,695	9.0%	27.77	31.94
2025	773,636	12.3%	21,231,975	12.6%	27.44	33.05
2026	576,222	9.2%	14,115,432	8.4%	24.50	29.29
2027	194,603	3.1%	5,334,335	3.2%	27.41	35.32
2028	102,759	1.6%	3,017,796	1.8%	29.37	39.50
2029	298,185	4.7%	9,611,890	5.7%	32.23	43.15
Thereafter	1,818,213	28.9%	47,935,620	28.4%	26.36	40.50
Total expiring leases	6,286,137	100.0%	$168,904,581	100.0%	$26.87	$34.02
Currently available	1,294,820
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2019. This amount reflects total base rent before any rent abatements as of December 31, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2019 for the twelve months ending December 31, 2020 are approximately $7.9 million, or $1.25 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2019.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2019, Brookfield DTLA’s debt was comprised of loans secured by seven properties. A summary of our debt as of December 31, 2019 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	41%	4.19%	3 years
Variable-rate swapped to fixed-rate	230.0	10%	3.88%	1 year
Variable-rate (1) (2)	1,070.8	49%	3.84%	2 years
	$2,209.3	100%	3.99%	2 years
__________

(1)
As of December 31, 2019 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(2)
As of December 31, 2019 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Secured Debt, Net.”

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

Holders

All of the registrant’s issued and outstanding shares of common stock (all of which are privately owned and are not traded on a public market) are held by Brookfield DTLA Holdings LLC.

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

The following tables set forth selected consolidated operating and financial data on a historical basis for Brookfield DTLA and should be read in conjunction with the consolidated financial statements and related notes thereto that appear in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017	2016	2015

Statement of Operations Data:
Total revenue	$317,845	$315,680	$306,322	$310,692	$299,090
Total expenses	367,203	360,337	343,959	348,859	339,444
Total other income (1)	22,697	—	—	—	—
Net loss	(26,661)	(44,657)	(37,637)	(38,167)	(40,354)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	17,213	17,306	17,213	17,213	17,213
Senior participating preferred interest returns	—	—	—	—	2,321
Senior participating preferred interest redemption measurement adjustments	(1,017)	1,482	479	2,428	6,625
Series B preferred interest returns	18,049	17,961	13,435	2,084	—
Series B common interest – allocation of net income (loss)	35,181	28,343	(45,699)	(41,055)	(44,521)
Net loss attributable to Brookfield DTLA	(96,087)	(109,749)	(23,065)	(18,837)	(21,992)
Series A preferred stock dividends	18,548	18,532	18,548	18,548	18,548
Net loss attributable to common interest holders of Brookfield DTLA	$(114,635)	$(128,281)	$(41,613)	$(37,385)	$(40,540)

Other Information:
Net cash provided by operating activities	$39,785	$17,389	$31,786	$35,828	$29,991
Net cash used in investing activities (2)	(127,775)	(90,065)	(74,696)	(57,350)	(58,061)
Net cash provided by (used in) financing activities	41,208	110,941	20,030	4,341	(36,486)
__________

(1)
In 2019, Brookfield DTLA Fund Properties II LLC, a wholly-owned subsidiary of Brookfield DTLA, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. in exchange for noncontrolling interests in a newly formed joint venture, which resulted in the derecognition of the assets of 755 South Figueroa, a residential development property. The Company recognized a gain from derecognition of assets totaling $24.8 million representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount as part of other income in the 2019 consolidated statement of operations.

(2)
In 2018, Brookfield DTLA adopted the guidance in Accounting Standards Update 2016-18, Restricted Cash, which requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown in the statement of cash flows. Therefore, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the Company’s consolidated statement of cash flows since such balances are now combined with cash and cash equivalents at both the beginning and end of the reporting period. We have retroactively restated the 2017, 2016 and 2015 consolidated statements of cash flows by reclassifying the decrease or (increase) in restricted cash of $24.5 million, $(6.3) million and $(6.7) million, respectively, from cash flows used in investing activities to net change in cash, cash equivalents and restricted cash.

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Total assets	$2,826,972	$2,795,658	$2,747,815	$2,769,959	$2,798,010
Secured debt, net	2,199,980	2,140,724	1,991,692	2,076,804	2,111,405
Mezzanine equity	1,054,223	1,015,889	990,749	829,532	726,595
Stockholders’ deficit	(520,782)	(440,921)	(342,948)	(258,435)	(184,537)

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto that appear in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could ultimately differ from such estimates. Certain prior year balances have been reclassified or restated in order to conform to the current year presentation.

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis.

As of December 31, 2019 and 2018, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On May 31, 2019, Brookfield DTLA Fund Properties II LLC (“New OP”), a wholly-owned subsidiary of the Company, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Investment in Unconsolidated Real Estate Joint Venture.”

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to its stockholders, if any, that generally equal or exceed its taxable income. Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes.

Qualification and taxation as a REIT depends upon Brookfield DTLA’s ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that Brookfield DTLA will be organized or be able to operate in a manner so as to continue to qualify or remain qualified as a REIT. If Brookfield DTLA fails to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Brookfield DTLA may be subject to certain state or local income taxes, or franchise taxes on its REIT activities. Brookfield DTLA’s taxable income or loss is different than its financial statement income or loss.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. See “—Potential Uses of Liquidity—Property Operations” below.

Sources and Uses of Liquidity

Brookfield DTLA’s potential liquidity sources and uses are, among others, as follows:

	Sources		Uses
•	Cash on hand;	•	Property operations;
•	Cash generated from operations;	•	Capital expenditures and leasing costs;
•	Contributions from noncontrolling interests;	•	Payments in connection with debt; and
•	Other contributions; and	•	Distributions to noncontrolling interests.
•	Proceeds from additional secured or unsecured debt financings.

Potential Sources of Liquidity—

Cash on Hand—

As of December 31, 2019 and 2018, Brookfield DTLA had cash and cash equivalents totaling $34.0 million and $80.4 million, respectively.

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

Leasing activity and occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2019:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2018	6,493,480	86.3%
Expirations	(950,567)	(12.5)%
New leases	207,575	2.7%
Renewals	487,479	6.4%
Remeasurement adjustments	48,170	—%
Leased square feet as of December 31, 2019	6,286,137	82.9%

Occupancy decreases in the LACBD during the year ended December 31, 2019 are directly attributable to the trend of right-sizing, mainly among legal and financial service tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2019:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	92.4%	$33,692,530	$25.93
Wells Fargo Center–North Tower	1,400,639	18.5%	87.5%	34,910,991	28.49
Gas Company Tower	1,345,163	17.8%	86.7%	30,737,945	26.35
EY Plaza	963,682	12.7%	77.3%	19,370,146	26.01
FIGat7th	316,250	4.2%	89.6%	6,732,258	23.76
Wells Fargo Center–South Tower	1,124,960	14.8%	68.8%	21,639,487	27.98
777 Tower	1,024,835	13.5%	77.4%	21,821,224	27.51
	7,580,957	100.0%	82.9%	$168,904,581	$26.87
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2019. This amount reflects total base rent before any rent abatements as of December 31, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2019 for the twelve months ending December 31, 2020 are approximately $7.9 million, or $1.25 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2019.

Average asking net effective rents in the LACBD were essentially flat during the year ended December 31, 2019. Management believes that on average our current rents are at market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2019, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2020	322,127	5.1%	$8,965,802	5.3%	$27.83	$28.36
2021	393,281	6.3%	10,868,649	6.4%	27.64	28.74
2022	381,831	6.1%	10,488,708	6.2%	27.47	30.08
2023	874,675	13.9%	22,046,679	13.0%	25.21	27.97
2024	550,605	8.8%	15,287,695	9.0%	27.77	31.94
2025	773,636	12.3%	21,231,975	12.6%	27.44	33.05
2026	576,222	9.2%	14,115,432	8.4%	24.50	29.29
2027	194,603	3.1%	5,334,335	3.2%	27.41	35.32
2028	102,759	1.6%	3,017,796	1.8%	29.37	39.50
2029	298,185	4.7%	9,611,890	5.7%	32.23	43.15
Thereafter	1,818,213	28.9%	47,935,620	28.4%	26.36	40.50
Total expiring leases	6,286,137	100.0%	$168,904,581	100.0%	$26.87	$34.02
Currently available	1,294,820
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2019. This amount reflects total base rent before any rent abatements as of December 31, 2019 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of December 31, 2019 for the twelve months ending December 31, 2020 are approximately $7.9 million, or $1.25 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2019.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Collectability of amounts due from our tenants. Brookfield DTLA’s lease income depends on collecting amounts, including rent and other contractual amounts, billed to its tenants, and in particular from its major tenants. In the event of tenant defaults, Brookfield DTLA may experience delays in enforcing its rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

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

During the year ended December 31, 2019, the Company received cash contributions totaling $40.7 million from DTLA Holdings under this commitment, which are entitled to a 9.0% preferred return. The Company used the funds for capital expenditures and leasing costs. As of December 31, 2019 and through the date of this report, $44.5 million is available to the Company under this commitment for future funding.

Other Contributions—

In addition to amounts received under the commitment described above, during the year ended December 31, 2019 the Company received contributions to additional paid-in capital totaling $1.7 million from DTLA Holdings, which were used for general corporate purposes.

Proceeds from Additional Secured or Unsecured Debt Financings—

Wells Fargo Center–South Tower—

During the year ended December 31, 2019, the Company received $2.6 million from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan.

As of December 31, 2019 and through the date of this report, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs, including tenant improvements and inducements, leasing commissions, and common area improvements.

777 Tower—

On October 31, 2019, Brookfield DTLA refinanced the mortgage loan secured by the 777 Tower office property and received net proceeds totaling approximately $271.5 million, of which $220.0 million was used to repay the loan that previously encumbered the property, with the remainder to be used for capital and tenant improvements at the Company’s properties.

As of December 31, 2019 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs, including tenant improvements and inducements, and leasing commissions.

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

Capital Expenditures and Leasing Costs—

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain Brookfield DTLA’s properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the length and type of the lease, the involvement of external leasing agents and overall market conditions.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. Brookfield DTLA projects spending approximately $398 million over the next five years consisting of $233 million for tenant improvements, $85 million for capital expenditures and $80 million for leasing costs. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, upgrades to fire alarm, security and HVAC systems, and elevator upgrades.

As of December 31, 2019 and through the date of this report, future advance amounts are available under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties of $29.2 million and $43.6 million, respectively, that can be drawn to fund future approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Payments in Connection with Debt—

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to extend the debt secured by Wells Fargo Center–North Tower on its scheduled maturity in October 2020. The Company has three options to extend the maturity date of this debt, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of December 31, 2019 and through the date of this report, we meet the criteria specified in the loan agreements to extend these loans.

EY Tower—

Brookfield DTLA currently intends to refinance the debt secured by EY Plaza on or about its scheduled maturity in November 2020. There can be no assurance that the refinancing of this debt can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced (based on market conditions.)

Distributions to Noncontrolling Interests—

During the year ended December 31, 2019, Brookfield DTLA made distributions to DTLA Holdings totaling $20.6 million as preferred returns and $34.5 million as a return of capital on the Series B preferred interest using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of December 31, 2019, Brookfield DTLA’s debt was comprised of loans secured by seven properties. A summary of our debt as of December 31, 2019 is as follows (in millions, except percentage amounts and years):

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908.5	41%	4.19%	3 years
Variable-rate swapped to fixed-rate	230.0	10%	3.88%	1 year
Variable-rate (1) (2)	1,070.8	49%	3.84%	2 years
	$2,209.3	100%	3.99%	2 years
__________

(1)
As of December 31, 2019 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(2)
As of December 31, 2019 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain information with respect to our indebtedness as of December 31, 2019 is as follows (in thousands, except percentage amounts and dates):

	Interest Rate	Contractual Maturity Date	Principal Amount	Annual Debt Service (1)
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	3.39%	10/9/2020	$400,000	$13,748
Wells Fargo Center–North Tower (3)	5.74%	10/9/2020	65,000	3,783
Wells Fargo Center–North Tower (4)	6.74%	10/9/2020	35,000	2,392
Wells Fargo Center–South Tower (5)	3.49%	11/4/2021	260,796	9,231
777 Tower (6)	3.32%	10/31/2024	231,842	7,792
777 Tower (7)	5.87%	10/31/2024	43,158	2,567
EY Plaza (8)	6.24%	11/27/2020	35,000	2,215
Total variable-rate loans			1,070,796	41,728

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (9)	3.88%	11/27/2020	230,000	9,047
Total floating-rate debt			1,300,796	50,775

Fixed-Rate Debt
BOA Plaza	4.05%	9/1/2024	400,000	16,425
Gas Company Tower	3.47%	8/6/2021	319,000	11,232
Gas Company Tower	6.50%	8/6/2021	131,000	8,633
FIGat7th	3.88%	3/1/2023	58,500	2,301
Total fixed-rate rate debt			908,500	38,591
Total secured debt			2,209,296	$89,366
Less: unamortized debt financing costs			9,316
Total secured debt, net			$2,199,980
__________

(1)
Annual debt service for variable-rate loans is calculated using the one-month LIBOR rate in place on the debt as of December 31, 2019 plus the contractual spreads per the loan agreements. Annual debt service for fixed-rate loans is calculated based on contractual interest rates per the loan agreements.

(2)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of December 31, 2019 and through the date of this report, we meet the criteria specified in the loan agreement to extend this loan.

(3)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended. As of December 31, 2019 and through the date of this report, we meet the criteria specified in the loan agreement to extend the mortgage loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(4)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended. As of December 31, 2019 and through the date of this report, we meet the criteria specified in the loan agreement to extend the mortgage loan. On September 30, 2019, BAM acquired a significant interest in a company whose subsidiary is the lender of this loan. See “Related Party Transactions.”

(5)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of December 31, 2019, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(6)
This loan bears interest at LIBOR plus 1.60%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2019, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

(7)
This loan bears interest at LIBOR plus 4.15%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2019, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.

(8)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(9)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.28%. The effective interest rate of 3.88% includes interest on the swaps.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

Comparison of the Year Ended December 31, 2019 to December 31, 2018

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended December 31,		Increase/ (Decrease)	% Change
	2019	2018
Revenue:
Lease income	$276.9	$268.1	$8.8	3%
Parking	39.7	37.3	2.4	6%
Interest and other	1.2	10.3	(9.1)	(88)%
Total revenue	317.8	315.7	2.1	1%

Expenses:
Rental property operating and maintenance	105.7	99.0	6.7	7%
Real estate taxes	37.7	40.0	(2.3)	(6)%
Parking	10.4	10.2	0.2	2%
Other expense	9.0	9.9	(0.9)	(9)%
Depreciation and amortization	105.5	96.2	9.3	10%
Interest	98.9	105.0	(6.1)	(6)%
Total expenses	367.2	360.3	6.9	2%
Other Income:
Gain from derecognition of assets	24.8	—	24.8
Equity in loss of unconsolidated real estate joint venture	(2.1)	—	(2.1)
Total other income	22.7	—	22.7
Net loss	$(26.7)	$(44.6)	$17.9

Lease Income

Lease income increased $8.8 million, or 3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, largely as a result of contractual rent increases and recoverability of higher operating expenses, partially offset by a 3.4% reduction in occupancy.

Interest and Other Revenue

Interest and other revenue decreased $9.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a $9.3 million gain on the sale of artwork no longer on display at our Wells Fargo Center office properties due to renovation activities during 2018, for which there was no comparable activity during 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased $6.7 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, largely due to higher insurance, administrative and repair and maintenance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $9.3 million, or 10%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to increased investments in tenant improvements year over year.

Interest Expense

Interest expense decreased $6.1 million, or 6%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, mainly due to lower LIBOR rates on our variable-rate debt that were partially offset by an increase in debt outstanding as a result of the refinancing of the 777 Tower mortgage loan in October 2019.

Gain from Derecognition of Assets

During the year ended December 31, 2019, New OP entered into an agreement to contribute and transfer all of its wholly-owned interests in the Property Owner, the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture and recognized a $24.8 million gain. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Investment in Unconsolidated Real Estate Joint Venture.”

Comparison of the Year Ended December 31, 2018 to December 31, 2017

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Results of Operations” in Brookfield DTLA’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019 for a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Consolidated Cash Flows

The following summary discussion of Brookfield DTLA’s cash flows is based on the consolidated statements of cash flows in Item 8. “Financial Statements and Supplementary Data” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.

A summary of changes in Brookfield DTLA’s cash flows is as follows (in thousands):

	For the Year Ended December 31,		Dollar Change
	2019	2018

Net cash provided by operating activities	$39,785	$17,389	$22,396
Net cash used in investing activities	(127,775)	(90,065)	(37,710)
Net cash provided by financing activities	41,208	110,941	(69,733)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, and (3) the collectability of rent and other amounts billed to tenants and is also tied to the level of operating expenses. Net cash provided by operating activities during the year ended December 31, 2019 totaled $39.8 million compared to net cash provided by operating activities of $17.4 million during the year ended December 31, 2018. The $22.4 million increase in cash provided by operating activities is primarily due to increases in working capital year over year.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures for its properties. Net cash used in investing activities totaled $127.8 million during the year ended December 31, 2019, compared to net cash used in investing activities of $90.1 million during the year ended December 31, 2018. During the year ended December 31, 2019, the Company spent $59.1 million for tenant improvements at BOA Plaza, EY Plaza, 777 Tower and Wells Fargo Center–North Tower in connection with lease renewals by major tenants along with continued atrium renovations and elevator upgrades at Wells Fargo Center totaling $37.9 million. During the year ended December 31, 2018, the Company spent $21.3 million for tenant improvements at 777 Tower, Wells Fargo Center–South Tower and Wells Fargo Center–North Tower in connection with lease renewals by major tenants along with continued the atrium renovations and elevator upgrades at Wells Fargo Center totaling $23.8 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its mezzanine equity holders, and distributions to its stockholders, if any. Net cash provided by financing activities totaled $41.2 million during the year ended December 31, 2019, compared to net cash provided by financing activities of $110.9 million during the year ended December 31, 2018. Net proceeds from the refinancing of the mortgage loan secured by the 777 Tower office property and cash received from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan, partially offset by net distributions to the Series B and senior participating preferred interests, were the primary source of net cash provided by financing activities during the year ended December 31, 2019. Net proceeds from the refinancing of the Wells Fargo Center–North Tower, EY Plaza and FIGgat7th mortgage loans, partially offset by distributions to the Series B and senior participating preferred interests, were the main source of net cash provided by financing activities during the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet transactions, arrangements or obligations as of the date this report was filed, December 31, 2019 and 2018, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2019, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total

Principal payments on secured debt (1)	$765,000	$710,796	$—	$58,500	$675,000	$—	$2,209,296
Interest payments –
Fixed-rate debt (2)	38,697	30,590	18,726	16,803	11,025	—	115,841
Variable-rate swapped to fixed-rate debt	8,875	—	—	—	—	—	8,875
Variable-rate debt (3)	37,105	18,148	10,359	10,359	8,656	—	84,627
Tenant-related commitments (4)	23,608	2,700	5,407	1,081	931	1,634	35,361
Construction-related commitments (5)	10,318	—	—	—	—	—	10,318
	$883,603	$762,234	$34,492	$86,743	$695,612	$1,634	$2,464,318
__________

(1)
On September 30, 2019, BAM acquired a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower, which matures in October 2020. See “Related Party Transactions.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of December 31, 2019 plus the contractual spread per the loan agreements. Interest payments due to the related-party lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower total $1.9 million during the year ending December 31, 2020.

(4)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2019. Tenant-related commitments due to the related-party lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower total $623 thousand during the year ending December 31, 2020.

(5)	Construction-related commitments include amounts due to contractors related to the atrium renovation project at Wells Fargo Center based on executed contracts as of December 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays an asset management fee to BPY and BAM, which is calculated based on 0.75% of the capital invested by DTLA Holdings in Brookfield DTLA’s properties. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated real estate joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Property management fee expense	$8,479	$8,111	$8,136
Asset management fee expense	6,161	6,330	6,330
Leasing and construction management fees	5,051	3,209	5,198
Development management fees (1)	991	—	—
General, administrative and reimbursable expenses	2,865	3,007	2,613
__________

(1)
Amount presented is calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the amounts capitalized during the period. Amounts capitalized prior to May 31, 2019 (the date our wholly‑owned interests in the Property Owner were transferred to the joint venture) are reported at 100%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance for California, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Insurance expense	$9,286	$8,026	$7,795

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Lease income	$5,916	$1,928	$—
Interest and other revenue	208	—	—
Rental property operating and maintenance expense (1)	676	862	579
Other expense	142	—	—
Interest expense (2)	613	—	—
__________

(1)	Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties.

(2)
On September 30, 2019, BAM acquired a significant interest in Oaktree Capital Management, L.P., whose subsidiary is the lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower. Interest payable to the lender totals $112 thousand as of December 31, 2019. See “Indebtedness.”

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

Determination of Controlling Financial Interest

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

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb the losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Brookfield DTLA qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE.

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

Brookfield DTLA Fund Properties II LLC. The Company earns a return through an indirect investment in New OP. DTLA Holdings, the parent of Brookfield DTLA, owns all of the common interest in New OP. Brookfield DTLA has an indirect preferred stock interest in New OP and its wholly owned subsidiary is the managing member of New OP. The Company determined that New OP is a VIE and as a result of having the power to direct the significant activities of New OP and exposure to the economic performance of New OP, Brookfield DTLA meets the two conditions for being the primary beneficiary.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investment in Unconsolidated Real Estate Joint Venture. New OP has noncontrolling interests in a joint venture with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method.

Impairment Evaluation

Investments in real estate are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made between (i) the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis and (ii) the carrying amount of the property. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such property to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flows take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate properties existed at December 31, 2019 and 2018.

Recognition of Lease Income

Brookfield DTLA’s lease income primarily represents revenue related to agreements for rental of our investments in real estate, subject to Accounting Standards Codification Topic 842, Leases. All of the leases in which the Company is the lessor are classified as operating leases. The Company’s leases do not have guarantees of residual value of the underlying assets. We manage risk associated with the residual value of our leased assets by carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms. Upon the expiration or termination of a lease, the Company often has the ability to re-lease the space with an existing tenant or to a new tenant within a reasonable amount of time.

The Company’s lease income is comprised of variable payments including fixed and contingent rental payments and tenant recoveries. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of lease income recognized during the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises.

Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized as lease income only after the tenant sales thresholds have been achieved.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as lease income in the period when the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

Some of the Company’s leases have termination options that allow the tenant to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective half way or further into the original lease term and require advance notification from the tenant and payment of a termination fee that reimburses the Company for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fees are recognized as lease income at the later of when the tenant has vacated the space or the lease has expired, a fully executed lease termination agreement has been delivered to the Company, the amount of the fee is determinable and collectability of the fee is reasonably assured.

In addition, under Topic 842, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the lease term. The Company considers the tenant’s payment history and current credit status when assessing collectability. If the collectability of the lease payments is probable at lease commencement, the Company recognizes lease income over the lease term on a straight-line basis. When collectability is not deemed probable at the commencement date, the Company’s lease income is constrained to the lesser of (1) the income that would have been recognized if collection were probable, and (2) the lease payments that have been collected from the lessee. If the collectability assessment changes to probable after the commencement date, any difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectability assessment changes to not probable after the commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2019

Please refer to Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Leases” for a discussion of our adoption of Topic 842, Leases, on January 1, 2019.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Targeted Improvements to Accounting for Hedging Activities. This update introduced amendments to Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Brookfield DTLA adopted the guidance in ASU 2017-12 on January 1, 2019. The adoption of this guidance did not have a material impact on Brookfield DTLA’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 amends Topic 815 by expanding the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. Brookfield DTLA adopted this update effective January 1, 2019. Upon adoption on January 1, 2019 and during the year ended December 31, 2019, the Company had no hedges based on SOFR, and hence, the adoption of this update did not have a material impact on Brookfield DTLA’s consolidated financial statements. Should the Company issue variable interest rate debt in the future, including SOFR-based debt, and enter into related interest rate hedge agreements to manage the Company’s exposure to variable interest rates, the Company will continue applying the interest rate hedge accounting policy that has been applied to the Company’s interest rate hedge agreements based on LIBOR.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Pronouncements Effective January 1, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. The majority of the Company’s receivables arise in the ordinary course of business under operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. Brookfield DTLA does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 by adding new fair value measurement disclosure requirements, as well as modifying and removing certain disclosure requirements. This guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosures. Brookfield DTLA does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends the related-party guidance in Topic 810. Specifically, ASU 2018-17 removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform with the amendments in ASU 2016-17. ASU 2018-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Brookfield DTLA does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent Event

Coronavirus Disease 2019 (“COVID–19”)

Brookfield DTLA owns, operates and manages commercial office and retail properties in the LACBD and receives its income primarily from lease income generated from tenants of those properties. Our business may be vulnerable to damages from a number of sources, including major health issues and pandemics, such as COVID–19, commerce and travel, which may adversely affect trade and global and local economic conditions. Such adverse developments could include oversupply of or reduced demand for office and retail space; business layoffs; downsizings; relocations; increased telecommuting; or industry slowdowns affecting the tenants of our properties.

Tenants of our properties may experience a downturn in their business from the effects of COVID–19, which could cause the loss of tenants or weaken their financial condition and result in the tenants’ inability to make lease payments when due or require rent concessions. In the event of a significant number of lease defaults and/or tenant bankruptcies, it may be difficult, costly and time consuming to attract new tenants and lease the space for the rent and on terms as favorable as the previous leases or at all. The loss of lease payments from tenants and costs of re-leasing would adversely affect our operating results and financial condition, and our cash flows may not be sufficient to meet all of our obligations and liabilities.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID–19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID–19.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flows. As of December 31, 2019, $1,070.8 million, or 49%, of Brookfield DTLA’s debt bears interest at variable rates based on one‑month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate swap and cap contracts in place as of December 31, 2019 are as follows (in thousands, except rate and date information):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate swap	$168,151	2.18%	11/27/2013	11/2/2020	$(763)
Interest rate swap	54,206	2.47%	3/29/2018	11/2/2020	(380)
Interest rate cap	400,000	4.25%	9/21/2018	10/15/2020	—
Interest rate cap	65,000	4.25%	9/21/2018	10/15/2020	—
Interest rate cap	35,000	4.25%	9/21/2018	10/15/2020	—
Interest rate cap	290,000	4.50%	11/5/2018	11/4/2020	—
Interest rate cap	268,600	4.00%	10/31/2019	11/10/2021	1
Interest rate cap	50,000	4.00%	10/31/2019	11/10/2021	—
Interest rate cap	35,000	3.50%	10/1/2019	11/27/2020	—
					$(1,142)

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact on Brookfield DTLA’s consolidated statements of operations and financial position during the year ended December 31, 2019 (in thousands):

		Fair Value of
	Interest Expense	Secured Debt	Interest Rate Swaps

50 basis point increase	$5,467	$(10,817)	$825
50 basis point decrease	(5,467)	5,715	(830)

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap contracts as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield DTLA Fund Office Trust Investor Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 26, 2020

We have served as the Company’s auditor since 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2019	2018
ASSETS
Investments in Real Estate:
Land	$222,555	$227,555
Buildings and improvements	2,283,350	2,245,818
Tenant improvements	419,670	361,077
Investments in real estate, gross	2,925,575	2,834,450
Less: accumulated depreciation	466,405	418,205
Investments in real estate, net	2,459,170	2,416,245
Investment in unconsolidated real estate joint venture	42,920	—
Cash and cash equivalents	33,964	80,421
Restricted cash	25,024	25,349
Rents, deferred rents and other receivables, net	138,010	151,509
Intangible assets, net	31,895	44,640
Deferred charges, net	68,290	67,731
Due from affiliates	18,359	—
Prepaid and other assets, net	9,340	9,763
Total assets	$2,826,972	$2,795,658

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,199,980	$2,140,724
Accounts payable and other liabilities	79,845	63,678
Due to affiliates	5,400	3,834
Intangible liabilities, net	8,306	12,454
Total liabilities	2,293,531	2,220,690

Commitments and Contingencies (See Note 17)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	As of December 31,
	2019	2018
LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2019 and 2018	$428,480	$409,932
Noncontrolling Interests:
Series A-1 preferred interest	418,029	400,816
Senior participating preferred interest	22,362	23,443
Series B preferred interest	185,352	181,698
Total mezzanine equity	1,054,223	1,015,889

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2019 and 2018	—	—
Additional paid-in capital	197,535	195,825
Accumulated deficit	(499,793)	(385,158)
Accumulated other comprehensive loss	(2,341)	(107)
Noncontrolling interests	(216,183)	(251,481)
Total stockholders’ deficit	(520,782)	(440,921)
Total liabilities and deficit	$2,826,972	$2,795,658

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017

Revenue:
Lease income	$276,895	$268,133	$262,207
Parking	39,715	37,252	37,093
Interest and other	1,235	10,295	7,022
Total revenue	317,845	315,680	306,322
Expenses:
Rental property operating and maintenance	105,738	98,940	93,945
Real estate taxes	37,657	40,013	37,758
Parking	10,373	10,165	9,374
Other expense	9,031	9,920	11,508
Depreciation and amortization	105,529	96,264	97,808
Interest	98,875	105,035	93,566
Total expenses	367,203	360,337	343,959
Other Income:
Gain from derecognition of assets	24,777	—	—
Equity in loss of unconsolidated real estate joint venture	(2,080)	—	—
Total other income	22,697	—	—
Net loss	(26,661)	(44,657)	(37,637)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	17,213	17,306	17,213
Senior participating preferred interest redemption measurement adjustments	(1,017)	1,482	479
Series B preferred interest returns	18,049	17,961	13,435
Series B common interest – allocation of net income (loss)	35,181	28,343	(45,699)
Net loss attributable to Brookfield DTLA	(96,087)	(109,749)	(23,065)
Series A preferred stock dividends	18,548	18,532	18,548
Net loss attributable to common interest holders of Brookfield DTLA	$(114,635)	$(128,281)	$(41,613)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017

Net loss	$(26,661)	$(44,657)	$(37,637)

Other comprehensive (loss) income:
Derivative transactions:
Unrealized derivative holding (losses) gains	(2,117)	1,548	2,799
Less: reclassification adjustment for realized gain included in net loss	—	1,198	—
Total other comprehensive (loss) income	(2,117)	350	2,799

Comprehensive loss	(28,778)	(44,307)	(34,838)
Less: comprehensive income (loss) attributable to noncontrolling interests	69,543	65,276	(13,107)
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(98,321)	$(109,583)	$(21,731)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2016	1,000	$—	$194,210	$(215,264)	$(1,607)	$(235,774)	$(258,435)
Net loss				(23,065)		(14,572)	(37,637)
Other comprehensive income					1,334	1,465	2,799
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(31,127)	(49,675)
Balance, December 31, 2017	1,000	—	194,210	(256,877)	(273)	(280,008)	(342,948)
Net (loss) income				(109,749)		65,092	(44,657)
Other comprehensive income					166	184	350
Contributions			1,615				1,615
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,532)		(36,749)	(55,281)
Balance, December 31, 2018	1,000	—	195,825	(385,158)	(107)	(251,481)	(440,921)
Net (loss) income				(96,087)		69,426	(26,661)
Other comprehensive (loss) income					(2,234)	117	(2,117)
Contributions			1,710				1,710
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(34,245)	(52,793)
Balance, December 31, 2019	1,000	$—	$197,535	$(499,793)	$(2,341)	$(216,183)	$(520,782)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net loss	$(26,661)	$(44,657)	$(37,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,529	96,264	97,808
Gain from derecognition of assets	(24,777)	—	—
Equity in loss of unconsolidated real estate joint venture	2,080	—	—
Provision for (recovery of) doubtful accounts	165	190	(7)
Amortization of acquired below-market leases, net of acquired above-market leases	(195)	222	(2,219)
Straight-line rent amortization	(10,083)	(11,399)	(11,237)
Amortization of tenant inducements	3,852	4,228	3,816
Amortization of debt financing costs and discounts	5,264	9,565	6,400
Unrealized loss on interest rate cap contracts	44	—	—
Realized gain on interest rate swap contract	—	(1,198)	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	299	(12,179)	(3,850)
Deferred charges, net	(8,497)	(22,209)	(15,336)
Due from affiliates	(2,690)	—	—
Prepaid and other assets, net	(570)	(82)	139
Accounts payable and other liabilities	(5,541)	6,083	(3,037)
Due to affiliates	1,566	(7,439)	(3,054)
Net cash provided by operating activities	39,785	17,389	31,786
Cash flows from investing activities:
Expenditures for real estate improvements	(127,775)	(90,065)	(74,696)
Net cash used in investing activities	(127,775)	(90,065)	(74,696)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017

Cash flows from financing activities:
Proceeds from secured debt	$277,610	$1,081,686	$470,000
Principal payments on secured debt	(220,000)	(931,831)	(554,028)
Proceeds from Series B preferred interest	40,700	—	111,492
Proceeds from senior participating preferred interest	538	—	520
Distributions to Series B preferred interest	(20,574)	(26,554)	—
Repurchases of Series B preferred interest	(34,521)	—	—
Distributions to senior participating preferred interest	(602)	(3,587)	(470)
Contributions to additional paid-in capital	1,710	1,615	—
Purchase of interest rate cap contracts	(35)	—	—
Debt financing costs paid	(3,618)	(10,388)	(7,484)
Net cash provided by financing activities	41,208	110,941	20,030
Net change in cash, cash equivalents and restricted cash	(46,782)	38,265	(22,880)
Cash, cash equivalents and restricted cash at beginning of year	105,770	67,505	90,385
Cash, cash equivalents and restricted cash at end of year	$58,988	$105,770	$67,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$93,020	$96,074	$88,160
Cash paid for income taxes	59	1,127	214

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements	$33,812	$17,179	$25,616
Contribution of investments in real estate, net to unconsolidated real estate joint venture	20,139	—	—
(Decrease) increase in fair value of interest rate swaps	(2,117)	1,548	2,799
Writeoff of fully depreciated investments in real estate	37,373	—	60,298
Writeoff of fully amortized intangible assets	40,077	—	68,990
Writeoff of fully amortized intangible liabilities	5,766	—	16,783

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017

Cash and cash equivalents at beginning of year	$80,421	$31,958	$30,301
Restricted cash at beginning of year	25,349	35,547	60,084
Cash, cash equivalents and restricted cash at beginning of year	$105,770	$67,505	$90,385

Cash and cash equivalents at end of year	$33,964	$80,421	$31,958
Restricted cash at end of year	25,024	25,349	35,547
Cash, cash equivalents and restricted cash at end of year	$58,988	$105,770	$67,505

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis.

As of December 31, 2019 and 2018, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower, all of which are located in the Los Angeles Central Business District (the “LACBD”).

On May 31, 2019, Brookfield DTLA Fund Properties II LLC (“New OP”), a wholly-owned subsidiary of the Company, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. (the “Property Owner”), the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings, LLC (“DTLA FP IV Holdings”), a wholly-owned subsidiary of DTLA Holdings. See Note 4—“Investment in Unconsolidated Real Estate Joint Venture.”

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

As used in these consolidated financial statements and related notes, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc. together with its direct and indirect subsidiaries.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2019 and 2018 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2019, 2018 and 2017.

Determination of Controlling Financial Interest

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

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb the losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Brookfield DTLA qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE.

Consideration of various factors includes, but is not limited to, Brookfield DTLA’s ability to direct the activities that most significantly impact the VIE’s economic performance, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions, and its ability to replace the manager of and/or liquidate the entity. Brookfield DTLA is required to continually evaluate its VIE relationships and consolidation conclusion.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Brookfield DTLA Fund Properties II LLC. The Company earns a return through an indirect investment in New OP. DTLA Holdings, the parent of Brookfield DTLA, owns all of the common interest in New OP. Brookfield DTLA has an indirect preferred stock interest in New OP and its wholly owned subsidiary is the managing member of New OP. The Company determined that New OP is a VIE and as a result of having the power to direct the significant activities of New OP and exposure to the economic performance of New OP, Brookfield DTLA meets the two conditions for being the primary beneficiary.

Investment in Unconsolidated Real Estate Joint Venture. New OP has noncontrolling interests in a joint venture with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. For example, estimates and assumptions have been made with respect to the fair value of assets and liabilities for purposes of the contribution of its wholly-owned interests in exchange for noncontrolling interests in a joint venture, the useful lives of assets, recoverable amounts of receivables, impairment of long‑lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

Restatements

In January 2018, Brookfield DTLA adopted, on a retrospective basis, the guidance in Accounting Standards Update (“ASU”) 2016-18, Restricted Cash, which requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown in the statement of cash flows. Therefore, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities in the Company’s consolidated statement of cash flows since such balances are now combined with cash and cash equivalents at both the beginning and end of the reporting period. We have retroactively restated the consolidated statement of cash flows for the year ended December 31, 2017 by reclassifying the decrease in restricted cash of $24.5 million from cash flows used in investing activities to net change in cash, cash equivalents and restricted cash.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications

On January 1, 2019, Brookfield DTLA adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective transition method. Please refer to Note 3—“Leases” for a discussion of the reclassification of rental income and tenant reimbursements in the consolidated statements of operations for the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company reclassified asset management fees earned by BPY and BAM from rental property operating and maintenance expense to other expense in the consolidated statement of operations. Management does not include asset management fees as an input when evaluating the operating performance of Brookfield DTLA’s properties and created a new category within other expense during 2018 to capture such fees. For the year ended December 31, 2017, the Company reported rental property operating and maintenance expense totaling $100.3 million and other expense totaling $5.2 million in the consolidated statement of operations. After the reclassification, rental property operating and maintenance expense now totals $94.0 million and other expense now totals $11.5 million in the consolidated statement of operations for the year ended December 31, 2017. This reclassification had no effect on the Company’s financial position, results of operations or cash flows.

During the year ended December 31, 2018, the Company also reclassified lease termination fees from interest and other income to rental income in the consolidated statement of operations in anticipation of adopting ASU 2016-02, Leases (Topic 842). For the year ended December 31, 2017, the Company reported interest and other income totaling $10.3 million and rental income totaling $162.4 million in the consolidated statement of operations. After the reclassification, interest and other income now totals $7.0 million and rental income now totals $165.7 million in the consolidated statement of operations for the year ended December 31, 2017. See Note 3—“Leases” for reconciliation of lease income reported for the year ended December 31, 2017 in the current year’s consolidated statement of operations after the adoption of Topic 842. This reclassification had no effect on the Company’s financial position, results of operations or cash flows.

Significant Accounting Policies

Investments in Real Estate, Net—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight‑line basis over their estimated useful lives of 60 years. Building improvements are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 years to 25 years. Land improvements are combined with building improvements for financial reporting purposes and are carried at cost. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost and amortized on a straight‑line basis over the shorter of their estimated useful life or the applicable lease term, with the related amortization reported as part of depreciation and amortization expense in the consolidated statement of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense related to investments in real estate during the years ended December 31, 2019, 2018 and 2017 totaled $85.6 million, $75.7 million and $73.6 million, respectively, and is reported as part of depreciation and amortization expense in the consolidated statements of operations.

Investments in real estate are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made between (i) the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis and (ii) the carrying amount of the property. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such property to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flows take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate properties existed at December 31, 2019 and 2018.

Investment in Unconsolidated Real Estate Joint Venture—

As discussed in Note 1—“Organization and Description of Business,” on May 31, 2019 New OP entered into an agreement to contribute and transfer all of its wholly‑owned interests in the Property Owner in exchange for noncontrolling interests in a newly formed joint venture with DTLA FP IV Holdings.

The liabilities of the joint venture may only be settled using the assets of 755 South Figueroa and are not recourse to the Company. Brookfield DTLA’s exposure to its investment in the joint venture is limited to its investment balance and the Company has no obligation to future contributions to the joint venture. Pursuant to the operating agreement of the joint venture, DTLA FP IV Holdings may be required to fund additional amounts for the development of 755 South Figueroa, routine operating costs, and guaranties or commitments of the joint venture.

Our noncontrolling interests in the joint venture were initially recorded at the fair value of the assets contributed and have been adjusted to redemption value as of December 31, 2019. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statement of operations as equity in loss of unconsolidated real estate joint venture.

Cash and Cash Equivalents—

Cash and cash equivalents include cash, deposits with major commercial banks, and short-term investments with an original maturity of three months or less.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Cash—

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, reserves for real estate taxes and insurance, and other items as required by certain of the Company’s secured debt agreements.

Rents, Deferred Rents and Other Receivables, Net—

Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Rents, deferred rents and other receivables, net also includes amounts paid to a tenant for improvements owned or costs incurred by the tenant. Such amounts are treated as tenant inducements and are presented in the consolidated balance sheet net of accumulated amortization. Amortization of tenant inducements is recorded on a straight-line basis over the term of the related lease as a reduction of lease income in the consolidated statement of operations. See Note 5—“Rents, Deferred Rents and Other Receivables, Net.”

In addition, under Topic 842, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the lease term. The Company considers the tenant’s payment history and current credit status when assessing collectability. If the collectability of the lease payments is probable at lease commencement, the Company recognizes lease income over the lease term on a straight-line basis. When collectability is not deemed probable at the commencement date, the Company’s lease income is constrained to the lesser of (1) the income that would have been recognized if collection were probable, and (2) the lease payments that have been collected from the lessee. If the collectability assessment changes to probable after the commencement date, any difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectability assessment changes to not probable after the commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectability of operating leases are recorded as adjustments to lease income in the consolidated statement of operations.

During the years ended December 31, 2019, 2018 and 2017, Brookfield DTLA recorded provisions for doubtful accounts of $165 thousand and $190 thousand, and a recovery of doubtful accounts of $7 thousand, respectively. The Company wrote off rents, deferred rents and other receivables totaling $478 thousand during the year ended December 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangibles Assets and Liabilities, Net—

Brookfield DTLA evaluates each acquisition of real estate to determine whether the integrated set of assets and activities meets the definition of a business and needs to be accounted for as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition. For an acquisition of real estate that is accounting for as a business combination, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, noncontrolling interests, and any previously existing ownership interests at fair value as of the acquisition date. Acquired assets include tangible real estate assets consisting primarily of land, buildings, and tenant improvements, as well as identifiable intangible assets and liabilities, including acquired above- and below-market leases, in-place leases and tenant relationships.

The principal valuation technique employed by Brookfield DTLA in determining the fair value of identified assets acquired and liabilities assumed is the income approach, which is then compared to the cost approach. Tangible values for investments in real estate are calculated based on replacement costs for like-type quality assets. Above- and below-market lease values are determined by comparing in-place rents with current market rents. In‑place lease amounts are determined by calculating the potential lost revenue during the replacement of the current leases in place. Leasing commissions and legal/marketing fees are determined based upon market allowances pro-rated over the remaining lease terms. Loans assumed in an acquisition are analyzed using current market terms for similar debt.

The value of the acquired above- and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income in the consolidated statement of operations over the remaining term of the associated lease. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in‑place leases is included as part of depreciation and amortization in the consolidated statement of operations.

Deferred Charges, Net—

Deferred charges mainly include initial direct costs, primarily commissions related to the leasing of the Company’s office properties, are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $43.6 million and $50.3 million as of December 31, 2019 and 2018, respectively.

All leasing commissions paid for new or renewed leases are capitalized and deferred. Deferred leasing costs are amortized on a straight‑line basis over the initial fixed terms of the related leases as part of depreciation and amortization expense in the consolidated statement of operations. Costs to negotiate or arrange a lease, regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants, are expensed as incurred.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due From/To Affiliates—

Amounts due from/to affiliates consist of related party receivables from and payables due to affiliates of BPY and BAM, primarily related to lease income and fees for property and asset management and other services. See Note 15—“Related Party Transactions.”

Prepaid and Other Assets, Net—

Prepaid and other assets, net include prepaid insurance, real estate taxes and interest, fair value of derivative financial instruments and refundable deposits.

Secured Debt, Net—

Debt secured by our properties are presented in the consolidated balance sheet net of unamortized debt financing costs.

Debt financing costs and discounts totaling $5.3 million, $9.6 million, and $6.4 million were amortized during the years ended December 31, 2019, 2018 and 2017, respectively, over the terms of the related loans using the effective interest method and are included as part of interest expense in the consolidated statements of operations. Any unamortized amounts remaining upon the early repayment of debt are written off, and the related costs and accumulated amortization are removed from the consolidated balance sheet.

Mezzanine Equity—

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2019 and 2018. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statement of operations as redemption measurement adjustments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition—

Lease Income—

Brookfield DTLA’s lease income primarily represents revenue related to agreements for rental of our investments in real estate, subject to ASC Topic 842, Leases. All of the leases in which the Company is the lessor are classified as operating leases. The Company’s leases do not have guarantees of residual value of the underlying assets. We manage risk associated with the residual value of our leased assets by carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms. Upon the expiration or termination of a lease, the Company often has the ability to re-lease the space with an existing tenant or to a new tenant within a reasonable amount of time. None of our tenants accounted for more than 10% of our lease income for the year ended December 31, 2019.

As of December 31, 2019, Brookfield DTLA has six Class A office properties and one retail center aggregating 7.6 million net building rentable square feet located in the LACBD. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments could include oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of the Company’s properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes; costs of complying with state, local and federal government regulations or increased regulation and other factors.

The Company’s lease income is comprised of variable payments including fixed and contingent rental payments and tenant recoveries. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of lease income recognized during the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. During the years ended December 31, 2019, 2018 and 2017, the Company recorded straight-line rental revenue totaling $10.1 million, $11.4 million and $11.2 million, respectively, as part of lease income in the consolidated statements of operations.

Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized as lease income in the consolidated statement of operations only after the tenant sales thresholds have been achieved. See Note 16—“Future Minimum Base Rents.”

Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as part of lease income in the consolidated statement of operations in the period when the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Some of the Company’s leases have termination options that allow the tenant to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective half way or further into the original lease term and require advance notification from the tenant and payment of a termination fee that reimburses the Company for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fees are recognized as part of lease income in the consolidated statement of operations at the later of when the tenant has vacated the space or the lease has expired, a fully executed lease termination agreement has been delivered to the Company, the amount of the fee is determinable and collectability of the fee is reasonably assured.

Parking Revenue—

Parking revenue is recognized in accordance with Topic 606, Revenue from Contracts with Customers, when the services are provided and the performance obligations are satisfied, which normally occurs at a point in time.

Income Taxes—

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to its stockholders, if any, that generally equal or exceed its taxable income.

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions during the years ended December 31, 2019, 2018 and 2017 or deferred income tax items for the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, Brookfield DTLA had net operating loss carryforwards (“NOLs”) totaling $290.2 million and $281.5 million, respectively. The NOLs generated prior to January 1, 2018 will begin to expire in 2033, while NOLs generated in tax years beginning January 1, 2018 or later have an indefinite carryforward period.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Uncertain Tax Positions—

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of December 31, 2019 and 2018, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2019, Brookfield DTLA’s 2015, 2016, 2017 and 2018 tax years remain open under the normal statute of limitations and may be subject to examination by federal, state and local authorities.

Derivative Financial Instruments—

Brookfield DTLA uses interest rate swap and cap contracts to manage risk from fluctuations in interest rates. The Company believes these contracts are with counterparties who are creditworthy financial institutions.

At the inception of the contracts, Brookfield DTLA designates its interest rate swap contracts as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded as part of interest expense in the consolidated statement of operations. Changes in fair value of cash flow hedge derivative financial instruments are deferred and recorded as part of accumulated other comprehensive loss in the consolidated statement of stockholders’ deficit until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative financial instrument in the consolidated statement of operations in the period the determination is made. Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the consolidated balance sheet.

Additionally, Brookfield DTLA uses interest rate cap contracts to limit impact of changes in the LIBOR rate on certain of its debt. The Company does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change as part of other expense in the consolidated statement of operations.

Other Financial Instruments—

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements—

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observable inputs used in the valuation techniques, Brookfield DTLA classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. Brookfield DTLA records certain financial instruments, such as interest rate swap and cap contracts, at fair value on a recurring basis. Certain financial instruments, such as accounts receivable, are not carried at fair value each period but may require nonrecurring fair value adjustments due to write-downs of individual assets.

The fair value of Brookfield DTLA’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities, which management considers to be Level 2 inputs. The Company has incorporated credit valuation adjustments to appropriately reflect both our own and the respective counterparty’s non-performance risk in the fair value measurements. See Note 13—“Fair Value Measurements.”

The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates, which management considers to be Level 2 inputs, assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. See Note 14—“Financial Instruments.”

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2019

Please refer to Note 3—“Leases” for a discussion of our adoption of Topic 842, Leases, on January 1, 2019.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This update introduced amendments to Topic 815, Derivatives and Hedging, intended to make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Brookfield DTLA adopted the guidance in ASU 2017-12 on January 1, 2019. The adoption of this guidance did not have a material impact on Brookfield DTLA’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 amends Topic 815 by expanding the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. Brookfield DTLA adopted this update effective January 1, 2019. Upon adoption on January 1, 2019 and during the year ended December 31, 2019, the Company had no hedges based on SOFR, and hence, the adoption of this update did not have a material impact on Brookfield DTLA’s consolidated financial statements. Should the Company issue variable interest rate debt in the future, including SOFR-based debt, and enter into related interest rate hedge agreements to manage the Company’s exposure to variable interest rates, the Company will continue applying the interest rate hedge accounting policy that has been applied to the Company’s interest rate hedge agreements based on LIBOR.

Accounting Pronouncements Effective January 1, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases—Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of the fiscal year beginning after December 15, 2018, including adoption in an interim period. The majority of the Company’s receivables arise in the ordinary course of business under operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. Brookfield DTLA does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 by adding new fair value measurement disclosure requirements, as well as modifying and removing certain disclosure requirements. This guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosures. Brookfield DTLA does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends the related-party guidance in Topic 810. Specifically, ASU 2018-17 removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform with the amendments in ASU 2016-17. ASU 2018-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Brookfield DTLA does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Segment Reporting

Brookfield DTLA currently operates as one reportable segment, which includes the operation and management of its six commercial office properties and one retail property. Each of Brookfield DTLA’s properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. Management does not distinguish or group Brookfield DTLA’s consolidated operations based on geography, size or type. Brookfield DTLA’s properties have similar economic characteristics and provide similar products and services to tenants. As a result, Brookfield DTLA’s properties are aggregated into a single reportable segment.

Note 3—Leases

Brookfield DTLA’s properties are leased to tenants under operating leases. The Company adopted Topic 842, Leases, on January 1, 2019 using the modified retrospective transition method. Information in this Note 3 with respect to our leases and lease-related costs and receivables is presented under Topic 842 as of December 31, 2019 and for the years ended December 31, 2019, 2018 and 2017. Topic 842 sets out the principles for recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The primary impact of Topic 842 is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases. The accounting applied by lessors is largely unchanged. As of January 1, 2019 and December 31, 2019, the Company had no material ground leases or finance leases where the Company was a lessee and therefore did not record any right‑of-use asset or liability in its consolidated balance sheet as of December 31, 2019.

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

Parking revenue does not qualify for the single lease component practical expedient, discussed above, due to the difference in the timing and pattern of transfer of the Company’s parking service obligations and associated lease components within the same lease agreement.

Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. All leasing commissions paid in connection with new leases or lease renewals are capitalized and amortized on a straight-line basis over the initial fixed terms of the respective leases as part of depreciation and amortization in the consolidated statement of operations. Initial direct costs, primarily commissions, related to the leasing of our office properties are deferred and are presented as deferred charges in the consolidated balance sheet net of accumulated amortization totaling $43.6 million and $50.3 million as of December 31, 2019 and 2018, respectively.

Beginning January 1, 2019, any costs incurred by the Company to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants are required to be expensed as incurred. During the year ended December 31, 2019, Brookfield DTLA had no indirect leasing costs that would have been capitalized prior to the adoption of Topic 842.

The election of the package of practical expedients described above permits the Company to continue to account for its leases that commenced before January 1, 2019 under the previous lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019. The Company recorded no net cumulative effect adjustment to the accumulated deficit in the consolidated balance sheet on January 1, 2019 as a result of the adoption of this guidance as there were no indirect leasing costs that were required to be written off.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassification of Prior Period Presentation of Rental Income and Tenant Reimbursements

As described above, rental income and tenant reimbursements related to our operating leases for which Brookfield DTLA is the lessor qualified for the single component practical expedient and are classified as lease income in the consolidated statement of operations. Prior to the adoption of Topic 842, the Company reported rental income and tenant reimbursements separately in the consolidated statement of operations, in accordance with Topic 840. Upon adoption of the new lease accounting standard, the consolidated statements of operations for the years ended December 31, 2018 and 2017 have been reclassified to conform to the new single component presentation of rental income and tenant reimbursements, classified within lease income in the Company’s consolidated statement of operations.

A reconciliation of the revenue line items that were reclassified in Brookfield DTLA’s consolidated statement of operations to conform to the current period presentation pursuant to the adoption of Topic 842 and the election of the single component practical expedient is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Rental income (presentation prior to January 1, 2019)	$169,625	$162,203	$165,689
Tenant reimbursements (presentation prior to January 1, 2019)	107,270	105,930	96,518
Lease income (presentation effective January 1, 2019)	$276,895	$268,133	$262,207

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Investment in Unconsolidated Real Estate Joint Venture

On May 31, 2019, New OP entered into an agreement to contribute and transfer all of its wholly‑owned interests in the Property Owner in exchange for noncontrolling interests in a newly formed joint venture with DTLA FP IV Holdings (the “Existing Agreement”).

During the year ended December 31, 2019, the Company recognized a gain from derecognition of assets in the consolidated statement of operations representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount as follows (in thousands):

Consideration		$45,000
Investments in real estate, net	$20,139
Cash and cash equivalents	73
Prepaid and other assets, net	11
Carrying amount		20,223
Gain from derecognition of assets		$24,777

The consideration allocated to the assets contributed to the joint venture by New OP increased by $9.8 million during the three months ended December 31, 2019 as a result of an amendment to the Existing Agreement. As of December 31, 2019, the Company’s ownership interest in the joint venture was 55.8%.

Note 5—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following (in thousands):

	As of December 31,
	2019	2018

Straight-line and other deferred rents	$109,859	$115,445
Tenant inducements receivable	33,304	42,642
Other receivables	7,881	10,437
Rents, deferred rents and other receivables, gross	151,044	168,524
Less: accumulated amortization of tenant inducements	13,034	16,701
allowance for doubtful accounts	—	314
Rents, deferred rents and other receivables, net	$138,010	$151,509

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Intangible Assets
In-place leases	$47,872	$66,365
Tenant relationships	15,397	30,078
Above-market leases	24,367	31,270
Intangible assets, gross	87,636	127,713
Less: accumulated amortization	55,741	83,073
Intangible assets, net	$31,895	$44,640

Intangible Liabilities
Below-market leases	$53,795	$59,561
Less: accumulated amortization	45,489	47,107
Intangible liabilities, net	$8,306	$12,454

The impact of the amortization of acquired below-market leases, net of acquired above-market leases, on lease income and of acquired in-place leases and tenant relationships on depreciation and amortization expense is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Lease income	$195	$(222)	$2,219
Depreciation and amortization expense	8,792	9,642	13,527

As of December 31, 2019, the estimate of the amortization/accretion of intangible assets and liabilities for future periods is as follows (in thousands):

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2020	$4,879	$3,471	$2,910
2021	3,922	2,775	2,282
2022	3,428	2,572	2,149
2023	2,001	2,209	641
2024	1,134	2,088	124
Thereafter	1,516	1,900	200
	$16,880	$15,015	$8,306

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Secured Debt, Net

Brookfield DTLA’s debt is as follows (in thousands, except dates and percentage amounts):

	Contractual Maturity Date	Interest Rate	Principal Amount as of December 31,
			2019	2018
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	3.39%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2020	5.74%	65,000	65,000
Wells Fargo Center–North Tower (3)	10/9/2020	6.74%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2021	3.49%	260,796	258,186
777 Tower (5)	10/31/2024	3.32%	231,842	—
777 Tower (6)	10/31/2024	5.87%	43,158	—
EY Plaza (7)	11/27/2020	6.24%	35,000	35,000
Total variable-rate loans			1,070,796	793,186

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	11/27/2020	3.88%	230,000	230,000
Total floating-rate debt			1,300,796	1,023,186

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Debt Refinanced:
777 Tower			—	220,000
Total debt refinanced			—	220,000

Total secured debt			2,209,296	2,151,686
Less: unamortized debt financing costs			9,316	10,962
Total secured debt, net			$2,199,980	$2,140,724
__________

(1)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of December 31, 2019, we meet the criteria specified in the loan agreement to extend this loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended. As of December 31, 2019, we meet the criteria specified in the loan agreement to extend the mortgage loan.

(3)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. Brookfield DTLA has three options to extend the maturity date of this loan, each for a period of one year, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended. As of December 31, 2019, we meet the criteria specified in the loan agreement to extend the mortgage loan. On September 30, 2019, BAM acquired a significant interest in a company whose subsidiary is the lender of this loan. See Note 15—“Related Party Transactions.”

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. Brookfield DTLA has two options to extend the maturity date of this loan, each for a period of one year. As of December 31, 2019, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 1.60%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2019, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

(6)
This loan bears interest at LIBOR plus 4.15%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2019, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan, which effectively fix the LIBOR portion of the interest rate at 2.28%. The effective interest rate of 3.88% includes interest on the swaps.

The weighted average interest rate of our debt was 3.99% and 4.34% as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the weighted average term to maturity of our debt was approximately two years.

Proceeds from Wells Fargo Center–South Tower Mortgage Loan

During the year ended December 31, 2019, the Company received $2.6 million from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Refinanced

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

On October 31, 2019, initial loan advances under the mortgage and mezzanine loans of $231.8 million and $43.2 million, respectively, were disbursed to the Company. As of December 31, 2019, maximum future advance amounts of $36.8 million and $6.8 million are available under the mortgage and mezzanine loans, respectively, that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions. The Company can draw against the mortgage loan future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

The mortgage and mezzanine loans can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreements), as long as the mezzanine loan is repaid on a pro rata basis with the mortgage loan, until November 10, 2020, after which the loans may be repaid without penalty.

Debt Maturities

As Brookfield DTLA’s debt matures, principal payment obligations present significant future cash requirements. As of December 31, 2019, our debt to be repaid in future periods is as follows (in thousands):

2020	$765,000
2021	710,796
2022	—
2023	58,500
2024	675,000
$2,209,296

As of December 31, 2019, $1,025.8 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement), $725.0 million may be prepaid with prepayment penalties, and $58.5 million is locked out from prepayment until March 1, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wells Fargo Center–North Tower—

Brookfield DTLA currently intends to extend the debt secured by Wells Fargo Center–North Tower on its scheduled maturity in October 2020. The Company has three options to extend the maturity date of this debt, each for a period of one year, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of December 31, 2019, we meet the criteria specified in the loan agreements to extend these loans.

EY Tower—

Brookfield DTLA currently intends to refinance the debt secured by EY Plaza on or about its scheduled maturity in November 2020. There can be no assurance that the refinancing of this debt can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced (based on market conditions.)

Note 8—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following (in thousands):

	As of December 31,
	2019	2018

Tenant improvements and inducements payable	$29,140	$27,862
Unearned rent and tenant payables	23,817	17,077
Accrued capital expenditures and leasing commissions	18,205	9,844
Accrued expenses and other liabilities	8,683	8,895
Accounts payable and other liabilities	$79,845	$63,678

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Mezzanine Equity

Series A Preferred Stock

Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2019 and 2018, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

No dividends were declared on the Series A preferred stock during the years ended December 31, 2019, 2018 and 2017. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

As of December 31, 2019, the Series A preferred stock is reported at its redemption value of $428.5 million calculated using the redemption price of $25.00 per share plus $185.2 million of accumulated and unpaid dividends on such Series A preferred stock through December 31, 2019.

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

As of December 31, 2019, the Series A-1 preferred interest is reported at its redemption value of $418.0 million calculated using its liquidation value of $225.7 million plus $192.3 million of unpaid interest on such Series A-1 preferred interest through December 31, 2019.

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

As of December 31, 2019, the senior participating preferred interest is reported at its redemption value of $22.4 million using the value of the participating interest.

Series B Preferred Interest

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a market rate of return determined at the time of contribution (“preferred return”). As of December 31, 2019, $44.5 million is available to the Company under this commitment for future funding.

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

As of December 31, 2019, the Series B preferred interest is reported at its redemption value of $185.4 million calculated using its liquidation value of $181.0 million plus $4.4 million of unpaid preferred returns on such Series B preferred interest through December 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Mezzanine Equity

A summary of the change in mezzanine equity is as follows (in thousands, except share amounts):

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2016	9,730,370	$372,852	$366,297	$25,019	$65,364	$829,532
Issuance of Series B preferred interest					111,492	111,492
Dividends		18,548				18,548
Preferred returns			17,213		13,435	30,648
Redemption measurement adjustments				479		479
Contributions from noncontrolling interests				520		520
Distributions to noncontrolling interests				(470)	—	(470)
Balance, December 31, 2017	9,730,370	391,400	383,510	25,548	190,291	990,749
Issuance of Series B preferred interest					—	—
Dividends		18,532				18,532
Preferred returns			17,306		17,961	35,267
Redemption measurement adjustments				1,482		1,482
Contributions from noncontrolling interests				—		—
Distributions to noncontrolling interests				(3,587)	(26,554)	(30,141)
Balance, December 31, 2018	9,730,370	409,932	400,816	23,443	181,698	1,015,889
Issuance of Series B preferred interest					40,700	40,700
Dividends		18,548				18,548
Preferred returns			17,213		18,049	35,262
Redemption measurement adjustments				(1,017)		(1,017)
Contributions from noncontrolling interests				538		538
Repurchases of noncontrolling interests					(34,521)	(34,521)
Distributions to noncontrolling interests				(602)	(20,574)	(21,176)
Balance, December 31, 2019	9,730,370	$428,480	$418,029	$22,362	$185,352	$1,054,223

During the year ended December 31, 2019, the Company used the cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs while during the year ended December 31, 2017, the Company used the cash received to pay for costs associated with the refinancing of the Wells Fargo Center–North Tower mortgage loan, including a principal paydown and transaction costs, and for general corporate purposes. Contributions from noncontrolling interests were used for general corporate purposes. All distributions to and repurchases of noncontrolling interests were made using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Stockholders’ Deficit

Common Stock

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2019 and 2018, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the Company’s common stock during the years ended December 31, 2019, 2018 and 2017.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Additional Paid-in Capital

During the years ended December 31, 2019 and 2018, Brookfield DTLA received contributions to additional paid-in capital totaling $1.7 million and $1.6 million, respectively, from DTLA Holdings, which were used for general corporate purposes.

Note 11—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the consolidated balance sheet. See Note 9—“Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the consolidated balance sheet as noncontrolling interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Balance at beginning of year	$(224)	$(574)	$(3,373)
Other comprehensive (loss) income before reclassifications	(2,117)	1,548	2,799
Amounts reclassified from accumulated other comprehensive loss	—	(1,198)	—
Net current-year other comprehensive (loss) income	(2,117)	350	2,799
Balance at end of year	$(2,341)	$(224)	$(574)

Note 13—Fair Value Measurements

Brookfield DTLA’s (liabilities) assets measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Liabilities) Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps at:
December 31, 2019	$(1,143)	$—	$(1,143)	$—
December 31, 2018	974	—	974	—
December 31, 2017	(574)	—	(574)	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Financial Instruments

Derivative Financial Instruments

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows (in thousands):

	Fair Value as of December 31,
	2019	2018
Derivatives designated as hedging instruments:
Interest rate swap assets	$—	$974
Interest rate swap liabilities	(1,143)	—

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows (in thousands):

	Amount of (Loss) Gain Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations
Derivatives designated as hedging instruments:
Interest rate swaps for the years ended:
December 31, 2019	$(2,117)	$—
December 31, 2018	1,548	1,198
December 31, 2017	2,799	—

The gain reclassified from accumulated other comprehensive loss during the year ended December 31, 2018 is included as part of interest and other revenue in the consolidated statement of operations.

Interest Rate Swaps—

As of December 31, 2019, Brookfield DTLA held the following interest rate swap contracts pursuant to the terms of the EY Plaza mortgage loan agreement (in thousands, except percentages and dates):

	Notional Amount	Swap Rate	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest rate swap	$168,151	2.18%	1.65%	3.83%	11/2/2020
Interest rate swap	54,206	2.47%	1.65%	4.12%	11/2/2020
	$222,357	2.28%	1.65%	3.88%

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Rate Caps—

Brookfield DTLA holds interest rate cap contracts pursuant to the terms of certain of its debt agreements with the following notional amounts (in thousands):

	As of December 31,
	2019	2018

Wells Fargo Center–North Tower	$400,000	$400,000
Wells Fargo Center–North Tower	65,000	65,000
Wells Fargo Center–North Tower	35,000	35,000
Wells Fargo Center–South Tower	290,000	290,000
777 Tower	268,600	220,000
777 Tower	50,000	—
EY Plaza	35,000	35,000
	$1,143,600	$1,045,000

As required by the 777 Tower mortgage and mezzanine loan agreements, on October 31, 2019 the Company entered into interest rate cap contracts with notional amounts totaling $318.6 million that limit the LIBOR portion of the interest rate to 4.00%. The contracts expire on November 10, 2021.

Other Financial Instruments

As of December 31, 2019 and 2018, the carrying values of cash, cash equivalents, restricted cash, other receivables, other assets, accounts payable and other liabilities, and amounts due from or to affiliates approximate fair value.

The estimated fair value and carrying amount of Brookfield DTLA’s secured debt is as follows (in thousands):

	As of December 31,
	2019	2018

Estimated fair value	$2,210,389	$2,142,813
Carrying amount	2,209,296	2,151,686

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays an asset management fee to BPY and BAM, which is calculated based on 0.75% of the capital invested by DTLA Holdings in Brookfield DTLA’s properties. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated real estate joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Property management fee expense	$8,479	$8,111	$8,136
Asset management fee expense	6,161	6,330	6,330
Leasing and construction management fees	5,051	3,209	5,198
Development management fees (1)	991	—	—
General, administrative and reimbursable expenses	2,865	3,007	2,613
__________

(1)
Amount presented is calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the amounts capitalized during the period. Amounts capitalized prior to May 31, 2019 (the date our wholly‑owned interests in the Property Owner were transferred to the joint venture) are reported at 100%.

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statement of operations, with the exception of asset management fee expense which is included in other expense. Leasing management fees are capitalized as deferred charges, while construction management fees are capitalized as part of investments in real estate in the consolidated balance sheet.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance for California, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statement of operations, is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Insurance expense	$9,286	$8,026	$7,795

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Lease income	$5,916	$1,928	$—
Interest and other revenue	208	—	—
Rental property operating and maintenance expense (1)	676	862	579
Other expense	142	—	—
Interest expense (2)	613	—	—
__________

(1)	Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties.

(2)
On September 30, 2019, BAM acquired a significant interest in Oaktree Capital Management, L.P., whose subsidiary is the lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower. Interest payable to the lender totals $112 thousand and is presented as part of accounts payable and other liabilities in the consolidated balance sheet as of December 31, 2019. See Note 7—“Secured Debt, Net.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Future Minimum Base Rents

Brookfield DTLA’s properties are leased to tenants under net operating leases with initial expiration dates ranging from 2020 to 2035. As of December 31, 2019, the undiscounted cash flows for future minimum base rents to be received from tenants under executed noncancelable operating leases for future periods are as follows (in thousands):

2020	$164,816
2021	165,161
2022	152,236
2023	139,245
2024	121,143
Thereafter	634,167
$1,376,768

The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $0.8 million, $2.0 million and $3.1 million as part of lease income in the consolidated statements of operations during the years ended December 31, 2019, 2018 and 2017, respectively.

Note 17—Commitments and Contingencies

Concentration of Tenant Credit Risk

Brookfield DTLA generally does not require collateral or other security from its tenants, other than security deposits or letters of credit. Our credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenants’ risk profiles prior to lease execution, and frequent monitoring of our tenant portfolio to identify problem tenants. However, since we have a significant concentration of lease income from certain tenants, the inability of those tenants to make payments under their leases could have a material adverse effect on our results of operations, cash flows or financial condition.

A significant portion of Brookfield DTLA’s lease income is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated lease income during the years ended December 31, 2019, 2018 and 2017.

Concentration of Property Revenue Risk

During the years ended December 31, 2019, 2018 and 2017, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 96%, 98% and 100% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Capital Commitments

As of December 31, 2019, the Company had $35.4 million in tenant-related commitments, including tenant improvements and leasing commissions, which are based on executed leases. Additionally, we had $10.3 million in construction-related commitments related to the atrium renovation project at Wells Fargo Center as of December 31, 2019.

Note 18—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2019
Total revenue	$76,207	$79,166	$79,612	$82,860
Total expenses	89,540	90,383	90,815	96,465
Total other income (loss) (1)	—	14,688	(29)	8,038
Net (loss) income	(13,333)	3,471	(11,232)	(5,567)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	4,303	4,304
Senior participating preferred interest redemption measurement adjustments	(572)	(179)	602	(868)
Series B preferred interest returns	4,091	4,591	4,966	4,401
Series B common interest – allocation of net loss	9,925	18,659	5,260	1,337
Net loss attributable to Brookfield DTLA	(31,080)	(23,903)	(26,363)	(14,741)
Series A preferred stock dividends	4,637	4,637	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(35,717)	$(28,540)	$(31,000)	$(19,378)
__________

(1)
In May 2019, Brookfield DTLA Fund Properties II LLC, a wholly-owned subsidiary of Brookfield DTLA, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. in exchange for noncontrolling interests in a newly formed joint venture, which resulted in the derecognition of the assets of 755 South Figueroa, a residential development property. As a result of the derecognition of assets, the Company recognized a gain on representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount as part of other income during the Second Quarter of 2019 consolidated statement of operations. The consideration allocated to the assets contributed to the joint venture by New OP increased by $9.8 million during the Fourth Quarter of 2019 as a result of an amendment to the Existing Agreement, and an additional gain was recognized in the consolidated statement of operations as part of other income.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year Ended December 31, 2018
Total revenue	$75,211	$84,194	$77,151	$79,124
Total expenses	84,990	89,458	91,789	94,100
Net loss	(9,779)	(5,264)	(14,638)	(14,976)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	4,303	4,397
Senior participating preferred interest redemption measurement adjustments	1,657	768	220	(1,163)
Series B preferred interest returns	3,879	3,921	3,965	6,196
Series B common interest – allocation of net (loss) income	(12,695)	(9,889)	(14,531)	65,458
Net loss attributable to Brookfield DTLA	(6,923)	(4,367)	(8,595)	(89,864)
Series A preferred stock dividends	4,637	4,637	4,637	4,621
Net loss attributable to common interest holders of Brookfield DTLA	$(11,560)	$(9,004)	$(13,232)	$(94,485)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2019 is as follows (in thousands):

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (3)	Year Acquired or Con- structed (4)
		Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve- ments (1)	Total (2)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$500,000	$41,024	$455,741	$125,794	$—	$41,024	$581,535	$622,559	$89,600	2013 A
BOA Plaza 333 S. Hope Street	400,000	54,163	343,976	78,322	—	54,163	422,298	476,461	103,525	2006 A
Wells Fargo Center– South Tower 355 S. Grand Avenue	260,796	21,231	398,238	75,237	—	21,231	473,475	494,706	59,288	2013 A
Gas Company Tower 525-555 W. Fifth Street	450,000	20,742	394,378	77,489	—	20,742	471,867	492,609	63,914	2013 A
EY Plaza 725 S. Figueroa Street	265,000	47,385	242,557	97,124	—	47,385	339,681	387,066	87,597	2006 A
777 Tower 777 S. Figueroa Street	275,000	38,010	296,964	41,113	—	38,010	338,077	376,087	43,560	2013 A
FIGat7th 735 S. Figueroa Street	58,500	—	44,743	31,344	—	—	76,087	76,087	18,921	2013 C
	$2,209,296	$222,555	$2,176,597	$526,423	$—	$222,555	$2,703,020	$2,925,575	$466,405
__________

(1)	Land improvements are combined with building improvements for financial reporting purposes and are carried at cost.

(2)	The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.7 billion as of December 31, 2019.

(3)
Depreciation in the consolidated statement of operations is computed on a straight-line basis over the following estimated useful lives: buildings (60 years), building improvements (ranging from 5 years to 25 years), and tenant improvements (the shorter of the useful life or the applicable lease term).

(4)	Year represents either the year the property was acquired by the Company (“A”) or the year the property was placed in service by the Company after construction was completed (“C”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of Brookfield DTLA’s investments in real estate (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Investments in Real Estate
Balance at beginning of year	$2,834,450	$2,756,322	$2,740,773
Additions during the year:
Improvements	148,637	78,128	75,847
Deductions during the year:
Dispositions	20,139	—	—
Other (1)	37,373	—	60,298
Balance at end of year	$2,925,575	$2,834,450	$2,756,322
__________

(1)	During the years ended December 31, 2019 and 2017, the amount reported represents the cost of fully depreciated buildings and improvements and tenant improvements written off during the period.

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Accumulated Depreciation
Balance at beginning of year	$418,205	$342,465	$329,149
Additions during the year:
Depreciation expense	85,573	75,740	73,614
Deductions during the year:
Other (1)	37,373	—	60,298
Balance at end of year	$466,405	$418,205	$342,465
__________

(1)
During the years ended December 31, 2019 and 2017, the amount reported represents the accumulated depreciation of fully depreciated buildings and improvements and tenant improvements written off during the period.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Subsequent Event

Coronavirus Disease 2019 (“COVID–19”)

Brookfield DTLA owns, operates and manages commercial office and retail properties in the LACBD and receives its income primarily from lease income generated from tenants of those properties. Our business may be vulnerable to damages from a number of sources, including major health issues and pandemics, such as COVID–19, commerce and travel, which may adversely affect trade and global and local economic conditions. Such adverse developments could include oversupply of or reduced demand for office and retail space; business layoffs; downsizings; relocations; increased telecommuting; or industry slowdowns affecting the tenants of our properties.

Tenants of our properties may experience a downturn in their business from the effects of COVID–19, which could cause the loss of tenants or weaken their financial condition and result in the tenants’ inability to make lease payments when due or require rent concessions. In the event of a significant number of lease defaults and/or tenant bankruptcies, it may be difficult, costly and time consuming to attract new tenants and lease the space for the rent and on terms as favorable as the previous leases or at all. The loss of lease payments from tenants and costs of re-leasing would adversely affect our operating results and financial condition, and our cash flows may not be sufficient to meet all of our obligations and liabilities.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID–19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID–19.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Brown and Smith, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

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

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

G. Mark Brown	55	Chairman of the Board and Principal Executive Officer of Brookfield DTLA (also a Managing Partner in Brookfield Asset Management’s real estate group)	2017
Bryan D. Smith	49	Chief Financial Officer of Brookfield DTLA (also a Senior Vice President in Brookfield Asset Management’s real estate group)	2018

G. Mark Brown was appointed Chairman of the Board and Principal Executive Officer of Brookfield DTLA in 2017. He has served on the board of directors since the Company was formed in 2013. Mr. Brown is a Managing Partner in Brookfield Asset Management Inc. (“BAM”)’s real estate group. He has been employed by the Manager since 2000, and has held various senior executive roles, including Global Chief Investment Officer. The board of directors appointed Mr. Brown as Chairman of the Board and Principal Executive Officer based on, among other factors, his knowledge of the Company and his experience in commercial real estate.

Bryan D. Smith was appointed Chief Financial Officer of Brookfield DTLA in August 2018. He has been employed by the Manager as Senior Vice President since March 2018. Prior to joining Brookfield, Mr. Smith was the Chief Financial Officer of US Real Estate at The Carlyle Group since June 2013. The board of directors appointed Mr. Smith as Chief Financial Officer based on, among other factors, his experience in finance and commercial real estate.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	55	Director (also Chairman of the Board and Principal Executive Officer of Brookfield DTLA, and a Managing Partner in Brookfield Asset Management’s real estate group)	2013
Michelle L. Campbell	49	Director (also Senior Vice President, Secretary of Brookfield DTLA and Senior Vice President in Brookfield Asset Management’s real estate group)	2014
Andrew Dakos	54	Director	2017
Murray Goldfarb	45	Director (also a Managing Partner in Brookfield Asset Management’s real estate group)	2018
Phillip Goldstein	75	Director	2017
Ian Parker	55	Director (also Chief Operating Officer of Brookfield DTLA and Chief Operating Officer for Brookfield Properties in the Western US and Canada)	2017
Robert L. Stelzl	74	Director	2014

Messrs. Brown, Goldfarb and Parker and Ms. Campbell are employed by the Manager. The Manager manages the Company’s operations and activities, and it, together with the board of directors and officers, makes decisions on the Company’s behalf. Certain subsidiaries of the Company have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services to the Company.

Pursuant to Brookfield DTLA’s charter, holders of the Company’s Series A preferred stock are entitled to elect two directors (“Preferred Directors”) until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then-current period. Messrs. Dakos and Goldstein are the incumbent Preferred Directors and will continue to serve on the board of directors until their successors are duly elected and qualified or, if earlier, until the full payment (or setting aside for payment) of all dividends on the Series A preferred stock that are in arrears, as well as dividends for the then-current period in accordance with Maryland law, the Company’s charter and the Second Amended and Restated Bylaws of the Company, dated August 11, 2014 (the “Amended Bylaws”).

G. Mark Brown has served on the board of directors since Brookfield DTLA was formed in 2013 and has served as Chairman of the Board and the Company’s Principal Executive Officer since 2017. He is a Managing Partner in BAM’s real estate group. He has been employed by the Manager since 2000 in various senior executive roles, including Global Chief Investment Officer. The board of directors nominated Mr. Brown to serve as a director based on, among other factors, his knowledge of the Company and his experience in commercial real estate.

Michelle L. Campbell has served on the board of directors since 2014 and has served as Senior Vice President and Secretary of Brookfield DTLA since 2016 and as Vice President and Secretary of the Company since it was formed in 2013. Ms. Campbell is a Senior Vice President in BAM’s real estate group and has been employed by the Manager in various legal positions since 2007. The board of directors nominated Ms. Campbell to serve as a director based on, among other factors, her knowledge of the Company and her experience in legal matters and commercial real estate.

Andrew Dakos has served on the board of directors since December 2017, following his election at a Special Meeting of holders of the Company’s Series A preferred stock. Mr. Dakos is a Principal of Bulldog Investors, LLC (“Bulldog Investors”), a U.S. Securities and Exchange Commission (the “SEC”)‑registered investment adviser to certain private funds (currently being liquidated), separately-managed accounts and Special Opportunities Fund, Inc., a New York Stock Exchange (the “NYSE”)‑listed registered closed-end investment company (“Special Opportunities Fund”). He co‑manages Bulldog Investor’s investment strategy. He also serves as President and Director of Special Opportunities Fund, CEO, President and Chairman of Swiss Helvetia Fund, Inc., Trustee of Crossroads Liquidating Trust, and President and Trustee of High Income Securities Fund.

Murray Goldfarb has served on the board of directors since August 2018. Mr. Goldfarb is a Managing Partner in BAM’s real estate group. He has been employed by the Manager since 2012. The board of directors nominated Mr. Goldfarb to serve as a director based on, among other factors, his knowledge of the Company and its affiliates and his experience in legal matters and commercial real estate.

Phillip Goldstein has served on the board of directors since December 2017, following his election at a Special Meeting of holders of the Company’s Series A preferred stock. Mr. Goldstein is a co‑founder and Principal of Bulldog Investors, a SEC-registered investment adviser. He is the lead investment strategist for Bulldog Investors. He also serves as Chairman of The Mexico Equity and Income Fund, Inc., Secretary and Chairman of Special Opportunities Fund, Director of MVC Capital, Inc., Director of Swiss Helvetia Fund, Inc., Trustee of Crossroads Liquidating Trust, and Chairman and Trustee of High Income Securities Fund.

Ian Parker has served on the board of directors since 2017. Mr. Parker is Chief Operating Officer of Brookfield DTLA and is also Chief Operating Officer for Brookfield Properties in the Western US and Canada. He has been employed by the Manager in various senior operational roles since 2005. The board of directors nominated Mr. Parker to serve as a director based on, among other factors, his knowledge of the Company’s affiliates and his experience in commercial real estate.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the fiscal year ended December 31, 2019.

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

The Audit Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available free of charge on the Company’s website at http://www.dtlaofficefund.com under the heading “Reports & Filings–Governance Documents” and are also available in print to any person who sends a written request to that effect to the attention of Michelle L. Campbell, Senior Vice President, Secretary, and Director, Brookfield DTLA Fund Office Trust Investor Inc., 250 Vesey Street, 15th Floor, New York, NY 10281.

We intend to disclose on the Company’s website, http://www.dtlaofficefund.com, under “Reports & Filings—Governance Documents” any amendment to, or waiver of, any provisions of BAM’s Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the SEC or the NYSE.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Stelzl is currently Chairman of the Audit Committee and Mr. Dakos is a member of the Audit Committee. Each of Messrs. Stelzl and Dakos is an independent director. Mr. Stelzl has served on the Audit Committee since his election to the board of directors in 2014, and was also appointed as Chair of the Audit Committee in 2014. Mr. Dakos has served on the Audit Committee since March 2018. Based on his experience and expertise, the board of directors has determined that Mr. Stelzl is an “audit committee financial expert” as defined by the SEC. The independent members of Brookfield DTLA’s Audit Committee also satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A‑3(b)(i) under the Exchange Act.

Certifications

The Sarbanes-Oxley Act Section 302 certifications of our principal executive officer and principal financial officer are filed as Exhibit 31.1 and Exhibit 31.2, respectively, to this Annual Report on Form 10-K in Part IV, Item 15. “Exhibits, Financial Statement Schedules.”

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Brookfield DTLA does not directly employ any of the persons responsible for managing its business. The Manager, through DTLA Holdings, manages our operations and activities, and it, together with the board of directors and officers, makes decisions on our behalf. Our executive officers are employed by the Manager and we do not directly or indirectly pay any compensation to them. The compensation of the executive officers is set by the Manager and we have no control over the determination of their compensation. Our executive officers participate in employee benefit plans and arrangements sponsored by the Manager. We have not established any employee benefit plans or entered into employment agreements with any of our executive officers. In determining the total compensation paid to our executive officers, the Manager considers, among other things, its business, results of operations and financial condition taken as a whole.

Compensation of Directors

The following table summarizes the compensation earned by each of our independent directors during the fiscal year ended December 31, 2019:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
(a)	(b)	(h)
Andrew Dakos	65,000	65,000
Phillip Goldstein	55,000	55,000
Robert L. Stelzl	65,000	65,000
__________

(1)	Each non-independent member of the board of directors does not receive any additional compensation from the Company for his or her services as a director.

(2)
Amounts shown in Column (b) are those earned during the fiscal year ended December 31, 2019 by independent members of the board of directors consisting of an annual retainer fee of $55,000 and, in the case of Messrs. Dakos and Stelzl, an annual Audit Committee fee of $10,000.

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

COMPENSATION COMMITTEE REPORT

The board of directors of Brookfield DTLA Fund Office Trust Investor Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) (§229.402(b)) with management; and based on the review and discussions referred to in paragraph (e)(5)(i)(A) of this Item, the board of directors recommended that the Compensation Discussion and Analysis be included in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Board of Directors

G. Mark Brown, Chairman
Michelle L. Campbell
Andrew Dakos
Murray Goldfarb
Phillip Goldstein
Ian Parker
Robert L. Stelzl

The information required by paragraph (e)(5) of this Item shall not be deemed to be “soliciting material,” or to be “filed” with the Commission or subject to Regulation 14A or 14C (17 CFR 240.14a-1 through 240.14b-2 or 240.14c-1 through 240.14c-101), other than as provided in this Item, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r), except to the extent that the registrant specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 20, 2020, DTLA Holdings owns 100% of the issued and outstanding shares of Brookfield DTLA’s common stock.

Series A Preferred Stock

Based on the Company’s review of all forms filed with the SEC by holders of the Series A preferred stock with respect to ownership of shares of Series A preferred stock and other information, as of March 20, 2020, set forth below is a table that shows how much of our Series A preferred stock was beneficially owned on March 20, 2020, by each person known to us to beneficially own more than 5% of our Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
(a)	(b)	(c)
Kawa Capital Management Inc. (2) 21500 Biscayne Boulevard Suite 700 Aventura, FL 33180	491,772	5.05%
__________

(1)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock actually outstanding as of March 20, 2020.

(2)
Information regarding Kawa Capital Management Inc. (“Kawa”) was obtained from a Schedule 13G/A, filed with the SEC by Kawa on February 14, 2020. Kawa reported that, at February 14, 2020, the following entity and natural person possessed shared power to vote, and shared power to direct the disposition of, the respective amount of shares that follow: Kawa–491,772; and Mr. Daniel Ades–491,772.

Security Ownership of our Directors and Executive Officers

Common Stock

As of March 20, 2020, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s common stock.

Series A Preferred Stock

As of March 20, 2020, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s Series A preferred stock.

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

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays an asset management fee to BPY and BAM, which is calculated based on 0.75% of the capital invested by DTLA Holdings in Brookfield DTLA’s properties. Leasing management fees paid to the Manager range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Manager and Brookfield affiliates by the unconsolidated real estate joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Property management fee expense	$8,479	$8,111	$8,136
Asset management fee expense	6,161	6,330	6,330
Leasing and construction management fees	5,051	3,209	5,198
Development management fees (1)	991	—	—
General, administrative and reimbursable expenses	2,865	3,007	2,613
__________

(1)
Amount presented is calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the amounts capitalized during the period. Amounts capitalized prior to May 31, 2019 (the date our wholly‑owned interests in Brookfield DTLA 4050/755 Inc. were transferred to the joint venture) are reported at 100%.

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $437.5 million of earthquake insurance for California, and $372.5 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s U.S. properties. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Insurance expense	$9,286	$8,026	$7,795

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017

Lease income	$5,916	$1,928	$—
Interest and other revenue	208	—	—
Rental property operating and maintenance expense (1)	676	862	579
Other expense	142	—	—
Interest expense (2)	613	—	—
__________

(1)	Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties.

(2)
On September 30, 2019, BAM acquired a significant interest in Oaktree Capital Management, L.P., whose subsidiary is the lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower. Interest payable to the lender totals $112 thousand as of December 31, 2019. See Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7 “Secured Debt, Net.”

Director Independence

Because the Series A preferred stock is the only publicly listed security of the Company, Brookfield DTLA is a special entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special entity exemption” with respect to certain independence requirements. Of the Company’s seven directors, three are currently independent of management, DTLA Holdings and the Manager. The board of directors has adopted independence standards as part of the Company’s Corporate Governance Guidelines, which are also available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.”

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE Rules and our Corporate Governance Guidelines, on March 24, 2020, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both the Company’s and the NYSE’s director independence standards, as then in effect:

Robert L. Stelzl
Andrew Dakos
Phillip Goldstein

Item 14.    Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to Brookfield DTLA for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”):

Fees (1)	For the Year Ended December 31,
	2019	2018

Audit fees (2)	$776,100	$754,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$776,100	$754,100
__________

(1)	All services rendered for these fees were pre-approved in accordance with the Audit Committee’s policy regarding the approval of audit and non-audit services provided by the external auditor.

(2)
Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated financial statements, audits of the Company’s subsidiaries required for statute or otherwise, and the performance of interim reviews of the Company’s quarterly unaudited condensed consolidated financial statements.

Pre-approval Policies and Procedures of the Audit Committee

Brookfield DTLA has adopted written policies, which require the Audit Committee or the Chair of the Audit Committee to pre‑approve all audit and non‑audit services to be performed for the Company by Deloitte in accordance with applicable law. Any decisions of the Chair of the Audit Committee to pre‑approve a permitted service (as defined in the policy) shall be reported to the Audit Committee at each of its regularly schedule meetings. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by Deloitte. The pre‑approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2019, 2018 and 2017
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

4.1	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

4.2	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

4.3	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

4.4	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Nonvoting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.5	Form of Certificate of Series A Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 8, 2014

10.1	Form of Indemnification Agreement of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	10.1	November 4, 2013

10.2	Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	8-K	001-36135	10.1	April 1, 2019

10.3	Limited Liability Company Agreement of Brookfield DTLA Fund Properties III LLC	8-K	001-36135	10.2	April 1, 2019

10.4	Loan Agreement dated as of February 6, 2018 by and between BOP FIGat7th LLC, as Borrower, and Metropolitan Life Insurance Company, as Lender	8-K	001-36135	10.3	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.5	Guaranty as of February 6, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Metropolitan Life Insurance Company (“Lender”)	10-K	001-36135	10.5	April 1, 2019

10.6	Amended and Restated Loan Agreement dated as of March 29, 2018, by and among EYP Realty, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner, Landesbank Baden-Württemberg, New York Branch, as Documentation Agent and the Financial Institutions now or hereafter signatories hereto and their assignees pursuant to Section 13.12, as Lenders	8-K	001-36135	10.4	April 1, 2019

10.7	Mezzanine Loan Agreement dated as of March 29, 2018 by and among EYP Mezzanine, LLC, as Borrower, and RVP Mezz Debt 1 LLC, as Lender	8-K	001-36135	10.5	April 1, 2019

10.8	Mezzanine Limited Guaranty made as of March 29, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of RVP Mezz Debt 1 LLC (“Lender”)	10-K	001-36135	10.8	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.9	Loan Agreement dated as of September 21, 2018 among North Tower, LLC, as Borrower, the Financial Institutions party hereto and their Assignees under Section 18.15, as Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and Natixis, New York Branch, as Joint Lead Arranger	8-K	001-36135	10.6	April 1, 2019

10.10	Completion Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.10	April 1, 2019

10.11	Limited Recourse Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.11	April 1, 2019

10.12	Unfunded Obligations Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.12	April 1, 2019

10.13	Mezzanine A Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine, LLC, as Borrower, and Mirae Asset Daewoo Co., Ltd., as Lender	8-K	001-36135	10.7	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.14	Mezzanine B Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine II, LLC, as Borrower, and Citi Global Markets Realty Corp., as Lender	8-K	001-36135	10.8	April 1, 2019

10.15	Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.7	March 20, 2017

10.16	Mezzanine Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.8	March 20, 2017

10.17	Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.9	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.18	Mezzanine Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.10	March 20, 2017

10.19	Loan Agreement, dated as of October 31, 2019, by and among Maguire Properties – 777 Tower LLC, as Borrower, each of the financial institutions initially a signatory hereto together with their assignees, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Bookrunner	8-K	001-36135	10.1	March 26, 2020

10.20	Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders, and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.2	March 26, 2020

10.21	Mezzanine Loan Agreement, dated as of October 31, 2019, by and among, 777 Tower Mezzanine, LLC, as Borrower, and Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.3	March 26, 2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.22	Mezzanine Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.4	March 26, 2020

10.23	Loan Agreement dated as of November 5, 2018 by and among Maguire Properties–355 S. Grand, LLC, as Borrower, Landesbank Hessen- Thürigen Girozentrale, New York Branch, as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Landesbank Hessen- Thürigen Girozentrale, Barclays Bank PLC and Natixis, New York Branch, as Joint Lead Arrangers. Landesbank Hessen-Thürigen Girozentrale as Hedge Coordinator, and the Financial Institutions now or hereafter signatories hereto and their assignees, as Lenders	8-K	001-36135	10.9	April 1, 2019

10.24	Limited Guaranty made as of November 5, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Landesbank Hessen- Thüringen Girozentrale, New York Branch, as Administrative Agent on behalf of the Lenders (together with its successors and assigns, “Administrative Agent”) and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.10	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.25	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.26	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.27	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

10.28	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.29	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2019

31.1*	Certification of Principal Executive Officer dated March 26, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

31.2*	Certification of Principal Financial Officer dated March 26, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Principal
Executive Officer and
Principal Financial
Officer dated
March 26, 2020 pursuant
to 18 U.S.C. Section 1350,
as adopted pursuant to
Section 906 of the
Sarbanes-Oxley
Act of 2002 (1)

(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3 above.

(c)	Financial Statement Schedules
See Item 2 above.
__________
*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 26, 2020

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 26, 2020	By:	/s/ G. MARK BROWN
G. Mark Brown Chairman of the Board (Principal executive officer)

	March 26, 2020	By:	/s/ BRYAN D. SMITH
Bryan D. Smith Chief Financial Officer (Principal financial and accounting officer)

	March 26, 2020	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	March 26, 2020	By:	/s/ ANDREW DAKOS
Andrew Dakos Director

	March 26, 2020	By:	/s/ MURRAY GOLDFARB
Murray Goldfarb Director

	March 26, 2020	By:	/s/ PHILLIP GOLDSTEIN
Phillip Goldstein Director

	March 26, 2020	By:	/s/ IAN PARKER
Ian Parker Chief Operating Officer and Director

	March 26, 2020	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director