Form 10-Q
period 2020-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2020-05-14
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to __________________

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

As of May 8, 2020, 100% of the registrant’s common stock (all of which is privately owned and is not traded on any public market) was held by Brookfield DTLA Holdings LLC.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,288,865	2,283,350
Tenant improvements	423,254	419,670
Investments in real estate, gross	2,934,674	2,925,575
Less: accumulated depreciation	488,852	466,405
Investments in real estate, net	2,445,822	2,459,170
Investment in unconsolidated real estate joint venture	42,245	42,920
Cash and cash equivalents	32,780	33,964
Restricted cash	23,273	25,024
Rents, deferred rents and other receivables, net	136,771	138,010
Intangible assets, net	29,633	31,895
Deferred charges, net	66,399	68,290
Due from affiliates	17,134	18,359
Prepaid and other assets	10,234	9,340
Total assets	$2,804,291	$2,826,972

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,201,123	$2,199,980
Accounts payable and other liabilities	77,302	79,845
Due to affiliates	4,630	5,400
Intangible liabilities, net	7,556	8,306
Total liabilities	2,290,611	2,293,531

Commitments and Contingencies (See Note 15)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2020 and December 31, 2019	$433,117	$428,480
Noncontrolling Interests:
Series A-1 preferred interest	422,332	418,029
Senior participating preferred interest	21,874	22,362
Series B preferred interest	186,090	185,352
Total mezzanine equity	1,063,413	1,054,223

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	197,535	197,535
Accumulated deficit	(537,324)	(499,793)
Accumulated other comprehensive loss	(3,583)	(2,341)
Noncontrolling interests	(206,361)	(216,183)
Total stockholders’ deficit	(549,733)	(520,782)
Total liabilities and deficit	$2,804,291	$2,826,972

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue:
Lease income	$65,452	$66,385
Parking	9,979	9,618
Interest and other	423	204
Total revenue	75,854	76,207

Expenses:
Rental property operating and maintenance	23,833	23,131
Real estate taxes	9,688	9,672
Parking	3,680	2,717
Other expense	2,706	3,512
Depreciation and amortization	26,812	25,642
Interest	23,246	24,866
Total expenses	89,965	89,540

Other Expense:
Equity in loss of unconsolidated real estate joint venture	(675)	—
Total other expense	(675)	—

Net loss	(14,786)	(13,333)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303
Senior participating preferred interest redemption measurement adjustment	(225)	(572)
Series B preferred interest returns	4,208	4,091
Series B common interest – allocation of net income	9,822	9,925
Net loss attributable to Brookfield DTLA	(32,894)	(31,080)
Series A preferred stock dividends	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(37,531)	$(35,717)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2020	2019

Net loss	$(14,786)	$(13,333)

Other comprehensive loss:
Derivative transactions:
Unrealized derivative holding losses	(1,242)	(827)
Total other comprehensive loss	(1,242)	(827)

Comprehensive loss	(16,028)	(14,160)
Less: comprehensive income attributable to noncontrolling interests	18,108	17,314
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(34,136)	$(31,474)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2019	1,000	$—	$197,535	$(499,793)	$(2,341)	$(216,183)	$(520,782)
Net (loss) income				(32,894)		18,108	(14,786)
Other comprehensive loss					(1,242)	—	(1,242)
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,286)	(12,923)
Balance, March 31, 2020	1,000	$—	$197,535	$(537,324)	$(3,583)	$(206,361)	$(549,733)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(31,080)		17,747	(13,333)
Other comprehensive loss					(394)	(433)	(827)
Contributions			310				310
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(7,822)	(12,459)
Balance, March 31, 2019	1,000	$—	$196,135	$(420,875)	$(501)	$(241,989)	$(467,230)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(14,786)	$(13,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,812	25,643
Equity in loss of unconsolidated real estate joint venture	675	—
Provision for doubtful accounts	41	8
Amortization of acquired below-market leases, net of acquired above-market leases	(24)	759
Straight-line rent amortization	1,462	(2,640)
Amortization of tenant inducements	925	959
Amortization of debt financing costs	1,310	1,323
Unrealized gain on interest rate cap contracts	(50)	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(1,149)	409
Deferred charges, net	(1,632)	(1,876)
Due from affiliates	1,036	(2,928)
Prepaid and other assets	(844)	3,233
Accounts payable and other liabilities	3,046	2,026
Due to affiliates	(770)	(2,019)
Net cash provided by operating activities	16,052	11,564
Cash flows from investing activities:
Expenditures for real estate improvements	(15,087)	(53,629)
Net cash used in investing activities	(15,087)	(53,629)
Cash flows from financing activities:
Proceeds from Series B preferred interest	7,800	6,400
Distributions to Series B preferred interest	(4,401)	—
Repurchases of Series B preferred interest	(6,869)	—
Distributions to senior participating preferred interest	(263)	—
Contributions to additional paid-in capital	—	310
Debt financing costs paid	(167)	(149)
Net cash (used in) provided by financing activities	(3,900)	6,561
Net change in cash, cash equivalents and restricted cash	(2,935)	(35,504)
Cash, cash equivalents and restricted cash at beginning of period	58,988	105,770
Cash, cash equivalents and restricted cash at end of period	$56,053	$70,266

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,124	$23,565
Cash paid for income taxes	6	56

Supplemental disclosure of non-cash investing and financing activities:
Accrual for real estate improvements	$27,675	$18,580
Decrease in fair value of interest rate swaps	(1,242)	(827)

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019

Cash and cash equivalents at beginning of period	$33,964	$80,421
Restricted cash at beginning of period	25,024	25,349
Cash, cash equivalents and restricted cash at beginning of period	$58,988	$105,770

Cash and cash equivalents at end of period	$32,780	$46,853
Restricted cash at end of period	23,273	23,413
Cash, cash equivalents and restricted cash at end of period	$56,053	$70,266

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As used in these notes to consolidated financial statements, tabular amounts are presented in thousands, except share amounts, percentage data and dates.

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis.

As of March 31, 2020 and December 31, 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“New OP”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings, LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10‑Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Brookfield DTLA as of and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

The consolidated balance sheets as of March 31, 2020 and December 31, 2019 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of March 31, 2020 and December 31, 2019, and for each of the three months ended March 31, 2020 and 2019.

The consolidated balance sheet data as of December 31, 2019 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2020.

Determination of Controlling Financial Interest

We consolidate entities in which Brookfield DTLA is considered to be the primary beneficiary of a variable interest entity (“VIE”) or has a majority of the voting interest in the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We do not consolidate entities in which the other parties have substantive kick-out rights to remove the Company’s power to direct the activities, and most significantly impacting the economic performance, of the VIE. In determining whether we are the primary beneficiary, we consider factors such as ownership interest, management representation, authority to control decisions, and contractual and substantive participating rights of each party.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of March 31, 2020, these consolidated VIEs had in aggregate total consolidated assets of $2.8 billion (of which $2.4 billion is related to investments in real estate) and total consolidated liabilities of $2.3 billion (of which $2.2 billion is related to debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs. See Note 6—“Secured Debt, Net.”

Investment in Unconsolidated Real Estate Joint Venture. New OP has a noncontrolling interest in a joint venture with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. As of March 31, 2020 and December 31, 2019, the Company’s ownership interest in the joint venture was 55.8%.

The liabilities of the joint venture may only be settled using the assets of 755 South Figueroa and are not recourse to the Company. Brookfield DTLA’s exposure to its investment in the joint venture is limited to its investment balance and the Company has no obligation to make future contributions to the joint venture. Pursuant to the operating agreement of the joint venture, DTLA FP IV Holdings may be required to fund additional amounts for the development of 755 South Figueroa, routine operating costs, and guaranties or commitments of the joint venture.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. For example, estimates and assumptions have been made with respect to the fair value of assets and liabilities for purposes of the contribution of the Company’s wholly-owned interests in exchange for noncontrolling interests in a joint venture, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impairment Review

Investments in real estate are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made between (i) the current and projected operating cash flows of the property into the foreseeable future on an undiscounted basis and (ii) the carrying amount of the property. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, an impairment provision would be recorded to write down the carrying amount of such property to its fair value. Brookfield DTLA assesses fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Projections of future cash flows take into account the specific business plan for the property and management’s best estimate of the most probable set of economic conditions expected to prevail in the market. Management believes no impairment of Brookfield DTLA’s real estate properties existed at March 31, 2020 and December 31, 2019.

The Company’s investment in its unconsolidated real estate joint venture is evaluated on the basis of a qualitative assessment for indicators of impairment by using similar criteria as its investments in real estate and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. Management believes no impairment of Brookfield DTLA’s investment in its unconsolidated real estate joint venture existed at March 31, 2020 and December 31, 2019.

However, our future results may be impacted by risks associated with a global pandemic caused by the novel coronavirus (“COVID–19”), and the related global reduction in services, investments, commerce, and travel and substantial volatility in stock markets worldwide, which may result in a decrease of cash flows and impairment losses and/or revaluations of our investments in real estate and in our unconsolidated real estate joint venture.

Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, and (iii) monitoring the tenant’s payments history and current credit status. When collectibility is not deemed probable at the commencement date, the Company’s lease income is constrained to the lesser of (1) the income that would have been recognized if collection were probable, and (2) the lease payments that have been collected from the

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

lessee. If the collectibility assessment changes to probable after the commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statement of operations. For the three months ended March 31, 2020 and 2019, no material adjustment related to lease income collectibility was recognized in the consolidated statements of operations.

Income Taxes

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to its stockholders, if any, that generally equal or exceed its taxable income.

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes for the three months ended March 31, 2020 and 2019.

Note 3—Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases–Lessor. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The majority of the Company’s receivables arise in the ordinary course of business under operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 by adding new fair value measurement disclosure requirements, as well as modifying and removing certain disclosure requirements. This guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends the related-party guidance in Topic 810. Specifically, ASU 2018-17 removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform to the amendments in ASU 2016-17. ASU 2018-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform —Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Brookfield DTLA adopted this guidance in March 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	March 31, 2020	December 31, 2019

Straight-line and other deferred rents	$108,586	$109,859
Tenant inducements receivable	33,084	33,304
Other receivables	9,060	7,881
Rents, deferred rents and other receivables, gross	150,730	151,044
Less: accumulated amortization of tenant inducements	13,959	13,034
allowance for doubtful accounts	—	—
Rents, deferred rents and other receivables, net	$136,771	$138,010

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of collectibility of lease income as of March 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	March 31, 2020	December 31, 2019

Intangible Assets
In-place leases	$47,872	$47,872
Tenant relationships	15,397	15,397
Above-market leases	24,367	24,367
Intangible assets, gross	87,636	87,636
Less: accumulated amortization	58,003	55,741
Intangible assets, net	$29,633	$31,895

Intangible Liabilities
Below-market leases	$53,795	$53,795
Less: accumulated amortization	46,239	45,489
Intangible liabilities, net	$7,556	$8,306

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Lease income	$24	$(759)
Depreciation and amortization expense	1,536	2,698

As of March 31, 2020, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2020	$3,862	$3,054	$2,160
2021	3,888	2,704	2,282
2022	3,363	2,439	2,149
2023	1,936	2,077	641
2024	1,069	1,956	124
2025	930	1,284	109
Thereafter	543	528	91
Total future amortization of intangibles	$15,591	$14,042	$7,556

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Secured Debt, Net

Brookfield DTLA’s debt is as follows:

	Contractual Maturity Date	Interest Rate	Principal Amount as of
			March 31, 2020	December 31, 2019
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	2.36%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2020	4.71%	65,000	65,000
Wells Fargo Center–North Tower (3)	10/9/2020	5.71%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2021	3.38%	260,796	260,796
777 Tower (5)	10/31/2024	2.46%	231,842	231,842
777 Tower (6)	10/31/2024	5.65%	43,158	43,158
EY Plaza (7)	11/27/2020	6.13%	35,000	35,000
Total variable-rate loans			1,070,796	1,070,796

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	11/27/2020	3.87%	230,000	230,000
Total floating-rate debt			1,300,796	1,300,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Total secured debt			2,209,296	2,209,296
Less: unamortized debt financing costs			8,173	9,316
Total secured debt, net			$2,201,123	$2,199,980
__________

(1)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. The maturity date may be extended three times, each time for an additional one-year term, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of March 31, 2020, we meet the criteria specified in the loan agreement to extend this loan.

(2)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. The maturity date may be extended three times, each time for an additional one-year term, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended. As of March 31, 2020, we meet the criteria specified in the loan agreement to extend this loan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(3)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. The maturity date may be extended three times, each time for an additional one-year term, as long as the maturity date of the other mezzanine loan is extended when the maturity date of the mortgage loan is extended. As of March 31, 2020, we meet the criteria specified in the loan agreement to extend this loan. BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 13—“Related Party Transactions.”

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. The maturity date may be extended two times, each time for an additional one-year term. As of March 31, 2020, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 1.60%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of March 31, 2020, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

(6)
This loan bears interest at LIBOR plus 4.15%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of March 31, 2020, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.

(7)	This loan bears interest at LIBOR plus 4.55%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.50%.

(8)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into interest rate swap contracts to hedge this loan. The interest rate shown in the table above includes the effect of the interest rate swaps. See Note 11—“Financial Instruments” for details of the interest rate swap contracts.

The weighted average interest rate of our debt was 3.65% and 3.99% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the weighted average term to maturity of our debt was approximately two years.

Debt Maturities

As of March 31, 2020, our secured debt obligations by contractual maturity are as follows, excluding the exercise of available extension options, if any:

Remainder of 2020	$765,000
2021	710,796
2022	—
2023	58,500
2024	675,000
Total secured debt	$2,209,296

As of March 31, 2020, $1,025.8 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement) and $783.5 million may be prepaid with prepayment penalties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wells Fargo Center–North Tower—

Brookfield DTLA intends to exercise the options available in the loan agreements to extend the maturity date of the debt secured by Wells Fargo Center–North Tower for one year to October 2021. As of March 31, 2020, we meet the criteria specified in the loan agreements to extend these loans.

EY Tower—

Brookfield DTLA currently intends to refinance the debt secured by EY Plaza on or about its scheduled maturity in November 2020. There can be no assurance that the refinancing of this debt can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

Debt Compliance

Certain of our secured debt obligations contain financial covenants and restrictions requiring Brookfield DTLA to meet reporting requirements and financial ratios, such as debt yield and debt service calculations as defined in the agreements. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. As of March 31, 2020, Brookfield DTLA was in compliance with each of the financial restrictions and requirements.

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	March 31, 2020	December 31, 2019

Tenant improvements and inducements payable	$24,061	$29,140
Unearned rent and tenant payables	24,060	23,817
Accrued capital expenditures and leasing commissions	14,371	18,205
Accrued expenses and other liabilities	14,810	8,683
Accounts payable and other liabilities	$77,302	$79,845

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2019	9,730,370	$428,480	$418,029	$22,362	$185,352	$1,054,223
Issuance of Series B preferred interest					7,800	7,800
Dividends		4,637				4,637
Preferred returns			4,303		4,208	8,511
Redemption measurement adjustments				(225)		(225)
Repurchases of noncontrolling interests					(6,869)	(6,869)
Distributions to noncontrolling interests				(263)	(4,401)	(4,664)
Balance, March 31, 2020	9,730,370	$433,117	$422,332	$21,874	$186,090	$1,063,413

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					6,400	6,400
Dividends		4,637				4,637
Preferred returns			4,303		4,091	8,394
Redemption measurement adjustments				(572)		(572)
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				—	—	—
Balance, March 31, 2019	9,730,370	$414,569	$405,119	$22,871	$192,189	$1,034,748

During the three months ended March 31, 2020, the Company used the cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. During the three months ended March 31, 2019, the Company used the cash received from the issuance of the Series B preferred interest for general corporate purposes. During the three months ended March 31, 2020, repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series A Preferred Stock

As of March 31, 2020 and December 31, 2019, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

No dividends were declared on the Series A preferred stock during three months ended March 31, 2020 and 2019. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share. We may, at our option, redeem the Series A preferred stock, in whole or in part, for $25.00 per share, plus all accumulated and unpaid dividends on such Series A preferred stock up to and including the redemption date.

As of March 31, 2020, the Series A preferred stock is reported at its redemption value of $433.1 million calculated using the redemption price of $243.3 million plus $189.8 million of accumulated and unpaid dividends on such Series A preferred stock through March 31, 2020.

Series A-1 Preferred Interest

The Series A-1 preferred interest is held by DTLA Holdings or wholly-owned subsidiaries of DTLA Holdings. Interest on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

As of March 31, 2020, the Series A-1 preferred interest is reported at its redemption value of $422.3 million calculated using its liquidation value of $225.7 million plus $196.6 million of unpaid interest on such Series A-1 preferred interest through March 31, 2020.

Senior Participating Preferred Interest

Brookfield DTLA Fund Properties III LLC (“DTLA OP”), a wholly-owned subsidiary of DTLA Holdings, issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition. The senior participating preferred interest represents a 4.0% participating interest in the residual value of DTLA OP.

As of March 31, 2020, the senior participating preferred interest is reported at its redemption value of $21.9 million using the value of the participating interest.

Series B Preferred Interest

At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to New OP, which directly or indirectly owns the Brookfield DTLA properties, for which it will be entitled to receive a market rate of return determined at the time of contribution (“preferred return”). As of March 31, 2020, $36.7 million is available to the Company under this commitment for future funding.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2020, the Series B preferred interest is reported at its redemption value of $186.1 million calculated using its liquidation value of $181.9 million plus $4.2 million of unpaid preferred returns on such Series B preferred interest through March 31, 2020.

Note 9—Noncontrolling Interests

Mezzanine Equity Component

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest consist of equity interests of New OP, DTLA OP and New OP, respectively, which are owned directly by DTLA Holdings. These noncontrolling interests are presented as mezzanine equity in the consolidated balance sheet. See Note 8—“Mezzanine Equity.”

Stockholders’ Deficit Component

The Series B common interest ranks junior to the Series A preferred stock as to dividends and upon liquidation and is presented in the consolidated balance sheet as noncontrolling interest.

Note 10—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Balance at beginning of period	$(2,341)	$(224)
Other comprehensive loss before reclassifications	(1,242)	(827)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(1,242)	(827)
Balance at end of period	$(3,583)	$(1,051)

As of March 31, 2020, the estimated amount of existing unrealized losses reported in accumulated other comprehensive loss that is expected to be reclassified into earnings as a result of the expiration of our derivatives designated as cash flow hedging instruments in November 2020 is $3.6 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

Brookfield DTLA holds the following interest rate swap and cap contracts pursuant to the terms of certain of its loan agreements as of March 31, 2020:

	Notional Amount	Strike Rate	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest Rate Swaps:
EY Plaza	$167,004	2.18%	1.65%	3.83%	11/2/2020
EY Plaza	54,206	2.47%	1.65%	4.12%	11/2/2020
Total derivatives designated as cash flow hedging instruments	$221,210	2.29%	1.65%	3.87%

Interest Rate Caps:
Wells Fargo Center–North Tower	$400,000	4.25%			10/15/2020
Wells Fargo Center–North Tower	65,000	4.25%			10/15/2020
Wells Fargo Center–North Tower	35,000	4.25%			10/15/2020
Wells Fargo Center–South Tower	290,000	4.50%			11/4/2020
777 Tower	268,600	4.00%			11/10/2021
777 Tower	50,000	4.00%			11/10/2021
EY Plaza	35,000	3.50%			11/27/2020
Total derivatives not designated as cash flow hedging instruments	$1,143,600
__________

(1)	The index used for all derivative financial instruments shown above is 1-Month LIBOR.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	March 31, 2020	December 31, 2019

Interest rate derivatives not designated as hedging instruments	Prepaid and other assets	$51	$1
Interest rate derivatives designated as cash flow hedging instruments	Accounts payable and other liabilities	2,385	1,143

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of derivative financial instruments reported in the consolidated financial statements is as follows:

	Amount of Loss Recognized in AOCL	Amount of Gain Reclassified from AOCL to Statement of Operations

Derivatives designated as cash flow hedging instruments:
For the three months ended:
March 31, 2020	$(1,242)	$—
March 31, 2019	(827)	—

The fair value of derivatives not designated as cash flow hedging instruments for the three months ended March 31, 2020 increased $0.1 million and was recorded as part of other expense in the consolidated statement of operations, with no corresponding activity for the three months ended March 31, 2019.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Management routinely assesses the financial strength of its tenants, and therefore, believes that its lease-related receivable credit risk exposure is limited as of March 31, 2020. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

As of March 31, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, restricted cash, other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value.

Note 12—Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ASC Topic 820 established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three categories:

•	Level 1—	Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•	Level 2—	Observable prices that are based on inputs not quoted in active markets but corroborated by market data.
•	Level 3—	Unobservable prices that are used when little or no market data is available.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Brookfield DTLA utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, as well as consider counterparty credit risk in its assessment of fair value.

Recurring Measurements—

The fair value of Brookfield DTLA’s interest rate swap contracts is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company has incorporated credit valuation adjustments to appropriately reflect both our and the respective counterparty’s non‑performance risk in the fair value measurements.

Brookfield DTLA’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows:

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Interest rate caps at:
March 31, 2020	$51	$—	$51	$—
December 31, 2019	1	—	1	—
Liabilities
Interest rate swaps at:
March 31, 2020	$2,385	$—	$2,385	$—
December 31, 2019	1,143	—	1,143	—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nonrecurring Measurements—

The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates (Level 2 inputs), assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. The estimated fair value of Brookfield DTLA’s secured debt as of March 31, 2020 and December 31, 2019 is $2,207.2 million and $2,210.4 million, respectively, which approximates carrying value, excluding unamortized debt financing costs.

As of March 31, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities that are measured at fair value on a nonrecurring basis using Level 3 inputs.

Note 13—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. Property management fees under the management agreements entered into in connection with these arrangements are calculated based on 2.75% of rents collected (as defined in the management agreements). In addition, the Company pays an asset management fee to BPY and BAM, which is calculated based on 0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties. Leasing management fees paid to the Manager and Brookfield affiliates range from 1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction. Construction management fees are paid to the Manager based on 3.00% of hard and soft construction costs. Development management fees are paid to the Brookfield affiliates by the unconsolidated real estate joint venture based on 3.00% of hard and soft construction costs.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Property management fee expense	$2,182	$2,051
Asset management fee expense	1,515	1,583
Leasing and construction management fees	832	1,312
Development management fees (1)	287	—
General, administrative and reimbursable expenses	694	486
__________

(1)	Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the costs incurred during the period.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statement of operations, with the exception of asset management fee expense which is included in other expense. Leasing management fees are capitalized as deferred charges, construction management fees are capitalized as part of investments in real estate, and development management fees are capitalized and included in the investment in unconsolidated real estate joint venture in the consolidated balance sheet.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Insurance expense (1)	$2,882	$2,198
__________

(1)
An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges us a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. During the three months ended March 31, 2020 and 2019, we incurred fees totaling $67 thousand and $47 thousand, respectively, for these services. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. During the three months ended March 31, 2020 and 2019, we incurred premiums totaling $38 thousand and $44 thousand, respectively, related to the terrorism policies.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statement of operations is as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Lease income (1)	$3,914	$610
Interest and other revenue	50	—
Rental property operating and maintenance expense (2)	123	215
Other expense	34	—
Interest expense (3)	575	—
__________

(1)
In September 2019, BAM acquired a significant interest in Oaktree Capital Group, LLC (“Oaktree”), an existing tenant at Wells Fargo Center–North Tower. Lease income from Oaktree has been reported as a related party transaction since the date of acquisition by BAM.

(2)	Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties.

(3)
A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totals $94 thousand as of March 31, 2020 and is reported as part of accounts payable and other liabilities in the consolidated balance sheet. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.

Note 14—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office leases as of March 31, 2020:

Remainder of 2020	$124,187
2021	163,082
2022	150,894
2023	137,826
2024	119,479
2025	106,551
Thereafter	527,737
Total future minimum base rents	$1,329,756

The amounts shown in the table above do not include percentage rents. The Company recorded percentage rents totaling $0.2 million and $0.1 million as part of lease income in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Commitments and Contingencies

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

Concentration of Tenant Credit Risk

Credit risk arises from the possibility that tenants may be unable to fulfill their lease commitments. Brookfield DTLA’s properties are typically leased to high credit-rated tenants for lease terms ranging from five to ten years, although we also enter into some short-term as well as longer-term leases. As our entire portfolio is located in the LACBD, any specific economic changes within that location could affect our tenant base, and by extension, our profitability.

Brookfield DTLA generally does not require collateral or other security from its tenants, other than security deposits or letters of credit. Our credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenants’ risk profiles prior to lease execution, and frequent monitoring of our tenant portfolio to identify problem tenants. However, since we may have a concentration of lease income from certain tenants, the inability of those tenants to make payments under their leases could have a material adverse effect on our results of operations, cash flows or financial condition.

The recent COVID–19 pandemic outbreak has increased the risk in the near term of our tenants’ ability to fulfill their lease commitments. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts.

Capital Commitments

As of March 31, 2020, the Company had $29.5 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. Additionally, we had $11.6 million in construction-related commitments related to renovation projects at Wells Fargo Center as of March 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could ultimately differ from such estimates.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

As used in this section unless otherwise indicated, tabular amounts are presented in thousands, except leasing information, percentage data and years.

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis.

As of March 31, 2020 and December 31, 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“New OP”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages. Most of our leases are either net or modified-gross leases. Net and modified-gross leases are those in which tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. Our retail tenants are experiencing the most immediate impact of the ongoing and developing recent novel coronavirus (“COVID–19”) pandemic. Our office tenants, while facing hardships from stay-at-home orders, do not presently have acute difficulty in fulfilling their lease commitments in the near term. However, they could face increased difficulty if prolonged mitigation efforts materially impact their business.

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to its stockholders, if any, that generally equal or exceed its taxable income.

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes for the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its operating, financing and investing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, such cash would be provided by DTLA Holdings or the Company may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Future Impact of COVID–19

The future impact of COVID–19 on our level of liquidity is uncertain at this time. Measures taken by companies around the world and in California have resulted in stay-at-home orders as a direct result of COVID–19. The duration of such measures may impact our ability to collect lease income, particularly from our retail tenants. The longer-term impact of the pandemic and the resulting economic downturn could reduce demand for office and retail space.

We are reviewing contractual arrangements with our tenants to assess the rights and responsibilities of the Company and our tenants in response to the impact of measures undertaken by governments and/or tenants. Potential responses may include, but are not limited to, payment holidays/payment term extensions to our tenants, adjustments to the duration of leases, and renegotiation of lease terms.

The economic impact of COVID–19 did not materially impact our revenue earned during the three months ended March 31, 2020. While our office property revenues were not materially impacted by the pandemic as of the date of this report, near-term cash flows could be impacted and future revenues and cash flows generated by our properties are more uncertain than normal as a result of the rapid impact to the economy in response to measures put in place to control the pandemic. The continued impact of the pandemic on the Company is difficult to predict due to the fluidity of the current situation.

Capital Expenditures and Leasing Costs

Capital expenditures fluctuate in any given period, subject to the nature, extent and timing of improvements required to maintain Brookfield DTLA’s properties. Leasing costs also fluctuate in any given period, depending upon such factors as the type of property, the length and type of lease, the involvement of external leasing agents and overall market conditions.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. Brookfield DTLA projects spending approximately $388 million over the next five years consisting of $230 million for tenant improvements, $79 million for leasing costs and $79 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, upgrades to fire alarm, security and HVAC systems, and elevator upgrades.

See “Indebtedness” below for more information regarding future advance amounts available as of March 31, 2020 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Indebtedness

As of March 31, 2020, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of March 31, 2020 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908,500	41%	4.19%	3 years
Variable-rate swapped to fixed-rate	230,000	10%	3.87%	<1 year
Variable-rate (1) (2)	1,070,796	49%	3.14%	2 years
Total secured debt	$2,209,296	100%	3.65%	2 years
__________

(1)
As of March 31, 2020 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(2)
As of March 31, 2020 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.

As of March 31, 2020, we intend to extend the maturity date of the debt secured by Wells Fargo Center–North Tower totaling $500.0 million for one year to October 2021 and refinance the debt secured by EY Plaza totaling $265.0 million on or about its scheduled maturity in November 2020. As of March 31, 2020, we meet the criteria specified in the loan agreements to extend Wells Fargo Center–North Tower loans. There can be no assurance that the extension or refinancing of these obligations can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

Occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the three months ended March 31, 2020:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2019	6,286,137	82.9%
Expirations	(209,135)	(2.8)%
New leases	28,975	0.4%
Renewals	27,669	0.4%
Remeasurement adjustments	2,012	—%
Leased square feet as of March 31, 2020	6,135,658	80.9%

Lease expirations. The following table summarizes the large expiries at Brookfield DTLA’s properties for the three months ended March 31, 2020:

Tenant	Property	Leased Square Feet

Kirkland & Ellis LLP	BOA Plaza	74,343
Richards, Watson & Gershon	Wells Fargo Center–South Tower	43,979
Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	27,009
Latham & Watkins LLP	Wells Fargo Center–South Tower	25,858
		171,189

Occupancy decreases during the three months ended March 31, 2020 are mainly attributable to contractual expirations of lease agreements. Due to stay-at-home directives in almost every state, including California where our properties are located, many leasing transactions have paused, we believe temporarily, while companies re-direct their focus on addressing COVID–19 issues with their business, including protecting their employees and managing financial and operating matters. Leasing volume for the month of April 2020 is down significantly. At the same time, we have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of March 31, 2020:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	86.9%	$32,280,905	$26.44
Wells Fargo Center–North Tower	1,400,639	18.5%	87.6%	35,156,115	28.66
Gas Company Tower	1,345,163	17.8%	86.6%	30,918,475	26.53
EY Plaza	963,682	12.7%	76.8%	19,271,199	26.05
FIGat7th	316,250	4.2%	90.1%	6,789,263	23.82
Wells Fargo Center–South Tower	1,124,960	14.8%	62.7%	19,754,072	28.02
777 Tower	1,024,835	13.5%	77.4%	22,020,108	27.76
	7,580,957	100.0%	80.9%	$166,190,137	$27.09
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2020. This amount reflects total base rent before any rent abatements as of March 31, 2020 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of March 31, 2020 for the twelve months ending March 31, 2021 are approximately $7.7 million, or $1.25 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of March 31, 2020.

Average asking net effective rents in the LACBD were essentially flat during the three months ended March 31, 2020. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of March 31, 2020, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2020	129,300	2.1%	$3,480,388	2.1%	$26.92	$27.40
2021	459,444	7.5%	12,817,365	7.7%	27.90	28.81
2022	407,906	6.6%	11,610,770	7.0%	28.46	30.42
2023	874,544	14.2%	22,212,833	13.4%	25.40	27.97
2024	550,255	9.0%	15,539,900	9.3%	28.24	32.04
2025	722,714	11.8%	19,935,452	12.0%	27.58	32.52
2026	575,944	9.4%	14,122,368	8.5%	24.52	29.30
2027	194,894	3.1%	5,446,970	3.3%	27.95	35.33
2028	102,259	1.7%	3,018,667	1.8%	29.52	39.59
2029	298,185	4.9%	9,615,043	5.8%	32.25	43.15
Thereafter	1,820,213	29.7%	48,390,381	29.1%	26.59	40.51
Total expiring leases	6,135,658	100.0%	$166,190,137	100.0%	$27.09	$34.09
Currently available	1,445,299
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2020. This amount reflects total base rent before any rent abatements as of March 31, 2020 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of March 31, 2020 for the twelve months ending March 31, 2021 are approximately $7.7 million, or $1.25 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of March 31, 2020.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Collectibility of amounts due from our tenants. Brookfield DTLA’s lease income depends on collecting amounts, including rent and other contractual amounts, billed to its tenants, and in particular from its major tenants. In the event of tenant defaults, Brookfield DTLA may experience delays in enforcing its rights as landlord and may incur substantial costs in pursuing legal possession of the tenant’s space and recovery of any amounts due from the tenant. This is particularly true in the case of the bankruptcy or insolvency of a major tenant or where the Federal Deposit Insurance Corporation is acting as receiver.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Results of Operations

We caution you that as a result of the COVID–19 pandemic and its impact on the economy, we may be unable to replicate these results in the near future.

Comparison of the Three Months Ended March 31, 2020 to March 31, 2019

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2020	2019

Revenue:
Lease income	$65.5	$66.4	$(0.9)	(1)%
Parking	10.0	9.6	0.4	4%
Interest and other	0.4	0.2	0.2	100%
Total revenue	75.9	76.2	(0.3)	—%

Expenses:
Rental property operating and maintenance	23.8	23.1	0.7	3%
Real estate taxes	9.7	9.7	—	—%
Parking	3.7	2.7	1.0	37%
Other expense	2.7	3.5	(0.8)	(23)%
Depreciation and amortization	26.8	25.6	1.2	5%
Interest	23.3	24.9	(1.6)	(6)%
Total expenses	90.0	89.5	0.5	1%

Other Expense:
Equity in loss of unconsolidated real estate joint venture	(0.7)	—	(0.7)	100%
Total other expense	(0.7)	—	(0.7)	100%

Net loss	$(14.8)	$(13.3)	$(1.5)	11%

Lease Income

Lease income decreased largely as a result of a reduction in occupancy, partially offset by contractual rent increases.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense increased largely due to higher property insurance costs ($2.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively).

Other Expense

Other expense decreased primarily due to the $1.0 million nonrecurring write-off charge of deferred cost during the three months ended March 31, 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased primarily due to increased investments in tenant improvements year over year.

Interest Expense

Interest expense decreased primarily due to decrease in LIBOR rates on our variable-rate debt from 2.50% for the three months ended March 31, 2019 to 1.46% for the three months ended March 31, 2020 and refinancing of 777 Tower debt at lower interest rates in October 2019, partially offset by an increase in debt outstanding as a result of the refinancing of the 777 Tower debt.

Equity in Loss of Unconsolidated Real Estate Joint Venture

Equity in loss of unconsolidated real estate joint venture of $0.7 million was recorded during the three months ended March 31, 2020 following the formation of an unconsolidated real estate joint venture on May 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Consolidated Cash Flows

The following summary discussion of Brookfield DTLA’s cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Three Months Ended		Dollar Change
	March 31,
	2020	2019

Net cash provided by operating activities	$16,052	$11,564	$4,488
Net cash used in investing activities	(15,087)	(53,629)	38,542
Net cash (used in) provided by financing activities	(3,900)	6,561	(10,461)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants and (4) changes in working capital. The $4.5 million increase in cash provided by operating activities is primarily due to increases in working capital year over year.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures for its properties. During the three months ended March 31, 2020, the Company had capital expenditures of approximately $7.7 million at Wells Fargo Center, mainly for continued atrium renovations. In addition, the Company spent $6.0 million for tenant improvements, mainly at 777 Tower, Gas Company Tower and BOA Plaza, in connection with leasing activities.

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. Proceeds from the Series B preferred interest were the main source of the cash provided by financing activities during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, as Brookfield DTLA had excess cash from upsized refinancing of the loans secured by 777 Tower, it repurchased $6.9 million of Series B preferred interest and made distributions of $4.4 million to Series B preferred interest holder, DTLA Holdings.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures or capital resources that is material to stockholders as of the date this report was filed, March 31, 2020 and December 31, 2019, respectively.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2020, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Principal payments on secured debt (1)	$765,000	$710,796	$—	$58,500	$675,000	$—	$2,209,296
Interest payments –
Fixed-rate debt (2)	29,076	30,590	18,726	16,803	11,025	—	106,220
Variable-rate swapped to fixed-rate debt	6,589	—	—	—	—	—	6,589
Variable-rate debt (3)	22,117	15,806	8,262	8,262	6,904	—	61,351
Tenant-related commitments (4)	17,954	5,892	2,075	1,009	931	1,634	29,495
Construction-related commitments (5)	11,627	—	—	—	—	—	11,627
	$852,363	$763,084	$29,063	$84,574	$693,860	$1,634	$2,424,578
__________

(1)
BAM owns a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan due from Wells Fargo Center–North Tower, which matures in October 2020. See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 13—Related Party Transactions.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of March 31, 2020 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $1.1 million for the remainder of 2020.

(4)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2020. Tenant-related commitments due to the related party lender of the loan described in (1) above total $524 thousand for the remainder of 2020.

(5)	Construction-related commitments include amounts due to contractors related to renovation projects at Wells Fargo Center based on executed contracts as of March 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 13—Related Party Transactions” of this Quarterly Report on Form 10-Q.

Litigation

See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 for a discussion of our critical accounting policies for the year ended December 31, 2019.

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of reviews of the carrying values of our investments in real estate and of our unconsolidated real estate joint venture, and rents, deferred rents and other receivables during the three months ended March 31, 2020.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the three months ended March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 for a discussion regarding our exposure to market risk.

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for lease terms ranging from five to ten years, although we also enter into some short-term as well as some longer-term leases. Our leases usually require the license of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates.

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages. Most of our leases are either net or modified-gross leases. Net and modified-gross leases are those in which tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. Our retail tenants are experiencing the most immediate impact of the ongoing and developing COVID–19 pandemic. Our office tenants, while facing hardships from stay-at-home orders, do not presently have acute difficulty in fulfilling their lease commitments in the near term. However, they could face increased difficulty if prolonged mitigation efforts materially impact their business.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Brookfield DTLA maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, include statements regarding our operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies and outlook, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and include words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “seeks,” “intends,” “targets,” “projects,” “forecasts,” “likely,” or negative versions thereof and other similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

In particular, in the near term, we expect to be impacted by the ongoing and developing recent novel coronavirus (“COVID–19”) pandemic, which has interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices, increased interest spreads and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets.

Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to:

•	Risks incidental to the ownership and operation of real estate properties, including local real estate conditions;

•
The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business, including as a result of the COVID–19 pandemic;

•	The ability to enter into new leases or renew leases on favorable terms;

•	Business competition;

•	Dependence on tenants’ financial condition;

•	The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries;

•	The behavior of financial markets, including fluctuations in interest rates;

•	Uncertainties of real estate development or redevelopment;

•	Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•	Risks relating to Brookfield DTLA’s insurance coverage;

•	The possible impact of international conflicts and other developments, including terrorist acts;

•	Potential environmental liabilities;

•	Changes in tax laws and other tax-related risks;

•	Dependence on management personnel;

•	Illiquidity of investments in real estate;

•	Operational and reputational risks;

•	Catastrophic events, such as earthquakes, hurricanes or pandemics/epidemics; and

•	Other risks and factors detailed from time to time in reports filed by Brookfield DTLA with the United States Securities and Exchange Commission (the “SEC”).

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

In addition to the factors discussed in Part I, Item 1A. “Risk Factors” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 26, 2020, the following are additional risk factors that management believes are material to Brookfield DTLA at this time. These risks and uncertainties are not the only ones facing Brookfield DTLA and there may be additional matters that Brookfield DTLA is unaware of or that Brookfield DTLA considers immaterial. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A preferred stock could decline and stockholders could lose part or all of their investment.

Property Risks

Our property investments are generally subject to varying degrees of risk depending on the nature of the property. These risks include changes in general economic conditions (including the availability and costs of mortgage funds), local conditions (including an oversupply of space or a reduction in demand for real estate in the markets in which we operate), the attractiveness of the properties to tenants, competition from other landlords with competitive space and our ability to provide adequate maintenance at an economical cost.

Certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made regardless of whether a property is producing sufficient income to service these expenses. Brookfield DTLA currently has aggregate consolidated indebtedness totaling $2.2 billion that requires substantial debt service payments. If we become unable or unwilling to meet debt service payments on any property, losses could be sustained as a result of the lender’s exercise of its rights of foreclosure or sale. We believe the stability and long‑term nature of our contractual revenues effectively mitigates these risks. In addition, in connection with all of our secured debt, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

We are affected by local, regional, state, and national economic conditions and other events and occurrences that affect the market in which we own assets. As noted above, economic conditions have been impacted substantially by the COVID–19 pandemic. A protracted decline in economic conditions would cause downward pressure on our operating margins and asset values as a result of lower demand for space.

Our properties are located in the Downtown Los Angeles market. A prolonged downturn in the economy of this area would result in reduced demand for space and number of prospective tenants and will affect the ability of our properties to generate significant revenue. If there is an increase in operating costs resulting from inflation and other factors, we may not be able to offset such increases by increasing rents.

Public Health Risk

Our business could be materially adversely affected by the effects of the COVID–19 pandemic and the future outbreak of other highly infectious or contagious diseases. As a result of the rapid spread of COVID–19, many companies and various governments have imposed restrictions on business activity and travel which may continue and could expand. Given the ongoing and dynamic nature of the circumstances surrounding COVID–19, it is difficult to predict how significant the impact of this coronavirus outbreak, including any responses to it, will be on the Company or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity of this coronavirus and actions taken to contain COVID–19 or its impact, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate office and retail properties in an area impacted by COVID–19. Adverse impacts on our business may include:

•	A complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
A slowdown in business activity may severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to fund their business operations, meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•	An increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such lease will be executed;

•	Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending; and

•	Expected completion dates for our construction projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the COVID–19 pandemic.

If these and potential other disruptions caused by COVID–19 continue, our business could be materially adversely affected.

Credit Risk

Credit risk arises from the possibility that tenants may be unable to fulfill their lease commitments. We mitigate this risk by ensuring that our tenant mix is diversified and by limiting our exposure to any one tenant. The recent COVID–19 outbreak has increased the risk in the near term of our tenants’ ability to fulfill lease commitments, which has been materially impacted by retail store closures, quarantines and stay-at-home orders. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts. Our retail tenants are experiencing the most immediate impact. Our office tenants, while facing hardships from stay-at-home orders, do not presently have acute difficulty in fulfilling their lease commitments in the near term. However, they could face increased difficulty if prolonged mitigation efforts materially impact their business.

Economic Risk

Real estate is relatively illiquid and may be even more illiquid in the context of an economic downturn that may result from the COVID–19 pandemic. Such illiquidity may limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Also, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate. Our office properties generate a relatively stable source of income from contractual tenant lease payments. Continued growth of lease income is dependent on strong leasing markets to ensure expiring leases are renewed and new tenants are found promptly to fill vacancies. We are substantially protected against short-term market conditions, as most of our leases are long-term in nature with an average remaining term of approximately six years as of March 31, 2020.

Interest Rate and Financing Risk

We have an on-going need to access debt markets to refinance maturing debt as it comes due. There is a risk that lenders will not refinance such maturing debt on terms and conditions acceptable to us or on any terms at all. This risk may be increased as a result of disrupted market conditions resulting from the COVID–19 pandemic. Our strategy is to maintain relationships with a large number of lenders to limit exposure to any single counterparty. In addition, Brookfield DTLA uses interest rate swap and cap contracts to manage risk from fluctuations in interest rates on its variable-rate loans. The Company believes these contracts are with counterparties who are credit-worthy.

Additional material risk factors are discussed in other sections of this Quarterly Report on Form 10-Q and in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 26, 2020. Those risks are also relevant to our performance and financial condition. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2020, the cumulative amount of unpaid dividends totaled $191.4 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated May 14, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 14, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Principal Executive Officer and Principal Financial Officer dated
May 14, 2020 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of May 14, 2020

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)