Form 10-Q
period 2020-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2020-08-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File Number: 001-36135
________________________
BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2616226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Vesey Street, 15th Floor
New York, NY, 10281
(Address of principal executive offices and zip code)

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

As of August 7, 2020, none of the registrant’s common stock was traded on any public market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,300,522	2,283,350
Tenant improvements	434,357	419,670
Investments in real estate, gross	2,957,434	2,925,575
Less: accumulated depreciation	511,499	466,405
Investments in real estate, net	2,445,935	2,459,170
Investment in unconsolidated real estate joint venture	42,217	42,920
Cash and cash equivalents	39,698	33,964
Restricted cash	29,667	25,024
Rents, deferred rents and other receivables, net	134,825	138,010
Intangible assets, net	27,430	31,895
Deferred charges, net	66,289	68,290
Due from affiliates	16,929	18,359
Prepaid and other assets	3,765	9,340
Total assets	$2,806,755	$2,826,972

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,202,443	$2,199,980
Accounts payable and other liabilities	78,899	79,845
Due to affiliates	5,130	5,400
Intangible liabilities, net	6,970	8,306
Total liabilities	2,293,442	2,293,531

Commitments and Contingencies (See Note 15)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2020 and December 31, 2019	$437,754	$428,480
Noncontrolling Interests:
Series A-1 preferred interest	426,635	418,029
Senior participating preferred interest	20,050	22,362
Series B preferred interest	204,507	185,352
Total mezzanine equity	1,088,946	1,054,223

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	197,535	197,535
Accumulated deficit	(654,134)	(499,793)
Accumulated other comprehensive loss	(2,763)	(2,341)
Noncontrolling interests	(116,271)	(216,183)
Total stockholders’ deficit	(575,633)	(520,782)
Total liabilities and deficit	$2,806,755	$2,826,972

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue:
Lease income	$63,264	$68,913	$128,716	$135,298
Parking	5,188	9,770	15,167	19,388
Interest and other	70	483	493	687
Total revenue	68,522	79,166	144,376	155,373

Expenses:
Rental property operating and maintenance	23,059	25,567	46,892	48,698
Real estate taxes	9,692	9,589	19,380	19,261
Parking	2,371	2,423	6,051	5,140
Other expense	1,868	1,885	4,574	5,397
Depreciation and amortization	26,527	25,812	53,339	51,454
Interest	20,271	25,107	43,517	49,973
Total expenses	83,788	90,383	173,753	179,923

Other (Expense) Income:
Gain from derecognition of assets	—	14,977	—	14,977
Equity in loss of unconsolidated real estate joint venture	(28)	(289)	(703)	(289)
Total other (expense) income	(28)	14,688	(703)	14,688

Net (loss) income	(15,294)	3,471	(30,080)	(9,862)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	8,606	8,606
Senior participating preferred interest redemption measurement adjustment	(2,081)	(179)	(2,306)	(751)
Series B preferred interest returns	4,567	4,591	8,775	8,682
Series B common interest – allocation of net income	90,090	18,659	99,912	28,584
Net loss attributable to Brookfield DTLA	(112,173)	(23,903)	(145,067)	(54,983)
Series A preferred stock dividends	4,637	4,637	9,274	9,274
Net loss attributable to common interest holders of Brookfield DTLA	$(116,810)	$(28,540)	$(154,341)	$(64,257)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income	$(15,294)	$3,471	$(30,080)	$(9,862)

Other comprehensive gain (loss):
Derivative transactions:
Unrealized derivative holding gains (losses)	820	(1,561)	(422)	(2,388)
Total other comprehensive gain (loss)	820	(1,561)	(422)	(2,388)

Comprehensive (loss) income	(14,474)	1,910	(30,502)	(12,250)
Less: comprehensive income attributable to noncontrolling interests	96,879	26,557	114,987	43,871
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(111,353)	$(24,647)	$(145,489)	$(56,121)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2019	1,000	$—	$197,535	$(499,793)	$(2,341)	$(216,183)	$(520,782)
Net (loss) income				(32,894)		18,108	(14,786)
Other comprehensive loss					(1,242)	—	(1,242)
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,286)	(12,923)
Balance, March 31, 2020	1,000	—	197,535	(537,324)	(3,583)	(206,361)	(549,733)
Net (loss) income				(112,173)		96,879	(15,294)
Other comprehensive gain					820	—	820
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(6,789)	(11,426)
Balance, June 30, 2020	1,000	$—	$197,535	$(654,134)	$(2,763)	$(116,271)	$(575,633)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(31,080)		17,747	(13,333)
Other comprehensive loss					(394)	(433)	(827)
Contributions			310				310
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(7,822)	(12,459)
Balance, March 31, 2019	1,000	—	196,135	(420,875)	(501)	(241,989)	(467,230)
Net (loss) income				(23,903)		27,374	3,471
Other comprehensive loss					(744)	(817)	(1,561)
Contributions			200				200
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,715)	(13,352)
Balance, June 30, 2019	1,000	$—	$196,335	$(449,415)	$(1,245)	$(224,147)	$(478,472)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(30,080)	$(9,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,339	51,454
Gain from derecognition of assets	—	(14,977)
Equity in loss of unconsolidated real estate joint venture	703	289
Provision for doubtful accounts	—	11
Amortization of acquired below-market leases, net of acquired above-market leases	167	622
Straight-line rent amortization	2,591	(5,534)
Amortization of tenant inducements	1,699	1,969
Amortization of debt financing costs	2,604	2,625
Unrealized gain on interest rate cap contracts	(35)	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(1,092)	(279)
Deferred charges, net	(4,042)	(5,396)
Due from affiliates	1,053	(3,276)
Prepaid and other assets	5,610	5,762
Accounts payable and other liabilities	(373)	(3,393)
Due to affiliates	(270)	1,697
Net cash provided by operating activities	31,874	21,712
Cash flows from investing activities:
Expenditures for real estate improvements	(31,730)	(80,359)
Net cash used in investing activities	(31,730)	(80,359)
Cash flows from financing activities:
Proceeds from Series B preferred interest	25,150	27,400
Proceeds from senior participating preferred interest	302	—
Distributions to Series B preferred interest	(7,901)	(2,695)
Repurchases of Series B preferred interest	(6,869)	—
Distributions to senior participating preferred interest	(308)	—
Contributions to additional paid-in capital	—	510
Debt financing costs paid	(141)	(148)
Net cash provided by financing activities	10,233	25,067
Net change in cash, cash equivalents and restricted cash	10,377	(33,580)
Cash, cash equivalents and restricted cash at beginning of period	58,988	105,770
Cash, cash equivalents and restricted cash at end of period	$69,365	$72,190

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,510	$47,476
Cash paid for income taxes	$6	$57

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$26,400	$24,476
Contribution of investments in real estate, net to unconsolidated real estate joint venture	$—	$20,139
Decrease in fair value of interest rate swaps	$(422)	$(2,388)

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
	2020	2019

Cash and cash equivalents at beginning of period	$33,964	$80,421
Restricted cash at beginning of period	25,024	25,349
Cash, cash equivalents and restricted cash at beginning of period	$58,988	$105,770

Cash and cash equivalents at end of period	$39,698	$46,911
Restricted cash at end of period	29,667	25,279
Cash, cash equivalents and restricted cash at end of period	$69,365	$72,190

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

As of June 30, 2020 and December 31, 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings, LLC (“DTLA FP IV Holdings” or “Fund IV”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

Brookfield DTLA receives its income primarily from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

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

The consolidated balance sheets as of June 30, 2020 and December 31, 2019 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of June 30, 2020 and December 31, 2019, and for each of the three and six months ended June 30, 2020 and 2019.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of June 30, 2020, these consolidated VIEs had in aggregate total consolidated assets of $2.8 billion (of which $2.4 billion is related to investments in real estate) and total consolidated liabilities of $2.3 billion (of which $2.2 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-resource secured debt.

Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. As of June 30, 2020, the Company’s ownership interest in the joint venture was 54.5%, a decrease from 55.8% as of December 31, 2019 as a result of additional capital contributed by DTLA Holdings to the joint venture during the three months ended June 30, 2020.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. On March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; there has been significant volatility in financial markets, resulting in a general decline in equity prices, increased interest spreads, and lower interest rates; and local, regional, national and international economic conditions, as well as the labor markets, were adversely impacted. Starting in May 2020, the State of California began easing the “stay-at-home” restrictions and reopening non-essential businesses according to a four-stage plan. The City of Los Angeles may ease its “stay-at‑home” order and reopen non-essential businesses at a slower rate than that used by the State of California to help prevent further spread of the virus in the City.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our properties, which are located in the City of Los Angeles, have been adversely affected as a result of the Shutdown and the preventive measures taken to combat the spread of the pandemic. Some of the effects include the following:

•
Closure of non-essential retail tenants located in FIGat7th, with the exception of our anchor tenant, Target, a grocery store that is considered an essential service. Although the “stay-at-home” order was modified in Los Angeles in late May 2020, which allowed retailers and dine-in restaurants to reopen, all retailers and restaurants require modifications to support social distancing. As a result, our retail tenants are experiencing the most immediate impact of the Shutdown on their businesses;

•
While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of June 30, 2020, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses; and

•
Decline in property values resulting from lower than anticipated revenues, slower increases in forecasted rental rates on new or renewal leases, timing of cash inflows from lease income due to tenants’ requests for payment deferrals, and reductions in projected leasing of available space.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of events such as the Shutdown. For example, estimates and assumptions have been made with respect to the fair value of assets and liabilities for purposes of the contribution of the Company’s wholly-owned interests in exchange for its noncontrolling interest in its unconsolidated real estate joint venture, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impairment Review

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the Shutdown on economic and market conditions, together with many of our office property tenants working from home, was deemed to be a triggering event during the three months ended June 30, 2020.

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors, including the impact of the Shutdown. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired as of June 30, 2020.

The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable using similar criteria as its investments in real estate. An impairment loss is measured based on the excess of the carrying amount of an investment compared to its estimated fair value. Impairment analyses are based on current plans, intended holding periods and information available at the time the analyses are prepared. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of June 30, 2020.

Our future results may continue to be impacted by risks associated with the Shutdown and the related global reduction in services, investments, commerce, travel, and substantial volatility in stock markets worldwide, which may result in a decrease in our cash flows and a potential increase in impairment losses and/or revaluations of our investments in real estate and unconsolidated real estate joint venture.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, including the impact of the Shutdown on the tenant’s business. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statement of operations. During the three and six months ended June 30, 2020, as the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a reduction in lease income totaling $2.4 million, of which $0.8 million related to lease income from an affiliate of the Company.

The Company received certain rent relief and/or rent deferral requests for March 2020 and beyond from many of our retail tenants and some of our office tenants as a result of the Shutdown, of which the majority of requests related to rent deferral. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals on a lease-by-lease basis.

Adjusted for rent deferral concessions granted to our tenants, the Company collected substantially all amounts due from our tenants under their leases for March 2020, 97% and 33% of the amounts due from our office and retail tenants, respectively, or 95% in the aggregate, for the period from April through June 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Income Taxes

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts its operations with the intent to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to its stockholders, if any, that generally equal or exceed its taxable income.

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes during the three and six months ended June 30, 2020 and 2019.

Note 3—Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases–Lessor by adjusting lease income. See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of the accounting policy regarding impairment of receivables arising from operating leases. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The majority of the Company’s receivables arise in the ordinary course of business under operating leases with its tenants and are therefore not subject to the guidance in Subtopic 326-20. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

In April 2020, the FASB issued a staff question-and-answer document (“Q&A”) to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of the lease modification guidance under ASC Topic 842, Leases. Under Topic 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease (precluded from applying the lease modification accounting framework). As discussed in the Q&A, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). If the concessions are directly related to the effects of COVID-19, and result in revised cash flows that are substantially the same or less than the original lease contracts, entities are allowed to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the three months ended June 30, 2020, the Company agreed to defer rent due from certain tenants for March 2020 and beyond. For these tenants, the Company elected to account for the lease concessions as if they were part of the enforceable rights rather than as a modification. For leases that the Company granted a lease deferral concession, the Company recognized a receivable until the rental payment is received from the lessee at the deferred payment date. During the three months ended June 30, 2020, the balance of rents, deferred rents and other receivables increased by $0.3 million reflecting the impact of rent deferral concessions granted to our tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	June 30, 2020	December 31, 2019

Straight-line and other deferred rents	$107,644	$109,859
Tenant inducements receivable	33,098	33,304
Tenant receivables	6,786	6,027
Other receivables	2,030	1,854
Rents, deferred rents and other receivables, gross	149,558	151,044
Less: accumulated amortization of tenant inducements	14,733	13,034
Rents, deferred rents and other receivables, net	$134,825	$138,010

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three and six months ended June 30, 2020 due to the Shutdown.

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	June 30, 2020	December 31, 2019

Intangible Assets
In-place leases	$47,872	$47,872
Tenant relationships	15,397	15,397
Above-market leases	24,367	24,367
Intangible assets, gross	87,636	87,636
Less: accumulated amortization	60,206	55,741
Intangible assets, net	$27,430	$31,895

Intangible Liabilities
Below-market leases	$53,795	$53,795
Less: accumulated amortization	46,825	45,489
Intangible liabilities, net	$6,970	$8,306

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Lease income	$(191)	$137	$(166)	$(622)
Depreciation and amortization expense	1,426	1,888	2,962	4,586

As of June 30, 2020, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2020	$2,222	$2,032	$966
2021	3,342	2,702	1,550
2022	2,872	2,438	1,493
2023	2,052	2,077	794
2024	1,184	1,957	278
2025	1,045	1,284	263
Thereafter	1,692	531	1,626
Total future amortization of intangibles	$14,409	$13,021	$6,970

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Secured Debt, Net

Brookfield DTLA’s debt is as follows:

	Contractual Maturity Date	Interest Rate	Principal Amount as of
			June 30, 2020	December 31, 2019
Floating-Rate Debt
Variable-Rate Loans:
Wells Fargo Center–North Tower (1)	10/9/2020	1.84%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2020	4.19%	65,000	65,000
Wells Fargo Center–North Tower (3)	10/9/2020	5.19%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2021	1.97%	260,796	260,796
777 Tower (5)	10/31/2024	1.78%	231,842	231,842
777 Tower (6)	10/31/2024	5.65%	43,158	43,158
EY Plaza (7)	11/27/2020	4.80%	35,000	35,000
Total variable-rate loans			1,070,796	1,070,796

Variable-Rate Swapped to Fixed-Rate Loan:
EY Plaza (8)	11/27/2020	3.81%	230,000	230,000
Total floating-rate debt			1,300,796	1,300,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Total secured debt			2,209,296	2,209,296
Less: unamortized debt financing costs			6,853	9,316
Total secured debt, net			$2,202,443	$2,199,980
__________

(1)
This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. The maturity date may be extended three times, each time for an additional one-year term, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of June 30, 2020, we meet the criteria specified in the loan agreement to extend this loan.

(2)
This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. The maturity date may be extended three times, each time for an additional one-year term, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of June 30, 2020, we meet the criteria specified in the loan agreement to extend this loan.

(3)
This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. The maturity date may be extended three times, each time for an additional one-year term, as long as the maturity dates of both of the mezzanine loans are extended when the maturity date of the mortgage loan is extended. As of June 30, 2020, we meet the criteria specified in the loan agreement to extend this loan. BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 13—“Related Party Transactions.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(4)
This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. The maturity date may be extended two times, each time for an additional one-year term. As of June 30, 2020, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(5)
This loan bears interest at LIBOR plus 1.60%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of June 30, 2020, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

(6)
This loan bears interest at LIBOR plus 4.15%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of June 30, 2020, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.

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

The weighted average interest rate of our debt was 3.26% and 3.99% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the weighted average term to maturity of our debt was approximately two years.

Debt Maturities

As of June 30, 2020, our secured debt obligations by contractual maturity are as follows, excluding the exercise of available extension options, if any:

Remainder of 2020	$765,000
2021	710,796
2022	—
2023	58,500
2024	675,000
Total secured debt	$2,209,296

As of June 30, 2020, $1,025.8 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement) and $783.5 million may be prepaid with prepayment penalties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wells Fargo Center–North Tower—

Brookfield DTLA intends to exercise the options available in the loan agreements to extend the maturity date of the debt secured by Wells Fargo Center–North Tower for one year to October 2021. As of June 30, 2020, we meet the criteria specified in the loan agreements to extend these loans.

EY Plaza—

Brookfield DTLA currently intends to refinance the debt secured by EY Plaza on or about its scheduled maturity in November 2020. There can be no assurance that the refinancing of this debt can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

Gas Company Tower—

Brookfield DTLA currently intends to refinance the debt secured by Gas Company Tower on or about its scheduled maturity in August 2021. There can be no assurance that the refinancing of this debt can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

Non-Recourse Carve Out Guarantees

All of secured debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

Debt Compliance

As of June 30, 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of June 30, 2020, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loan secured by Wells Fargo Center South that did not meet the minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wells Fargo Center–South Tower —

Effective June 1, 2020, the borrower is subject to a minimum debt yield ratio. As of June 30, 2020, the borrower's debt yield ratio was under the minimum debt yield threshold. This does not constitute an Event of Default under the terms of the mortgage loan agreement. As a result of this debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall first be applied to the borrower's operating expenses, second to permitted leasing expenditures, and third, remaining excess funds to be held as additional security for the payment of the loan. In addition, the borrower is required to deposit into an escrow fund account sufficient amounts to cover property taxes and insurance.

Gas Company Tower —

Pursuant to the terms of the Gas Company Tower senior mortgage loan agreement, effective on June 6, 2020, a cash sweep event commenced upon exercise of lease contraction rights by one of the major tenants. While this is not an Event of Default, all available cash (as defined in the underlying loan agreement) is currently swept to an account managed by the lender. The lender will regularly fund operating expenses based on an approved budget, and the borrower may request the release of additional funds to cover approved leasing costs.

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	June 30, 2020	December 31, 2019

Tenant improvements and inducements payable	$25,836	$29,140
Unearned rent and tenant payables	27,596	23,817
Accrued capital expenditures and leasing commissions	18,081	18,205
Accrued expenses and other liabilities	7,386	8,683
Accounts payable and other liabilities	$78,899	$79,845

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. As of June 30, 2020 and December 31, 2019, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

Series A Preferred Interest. The Series A preferred interest in Fund II is indirectly held by the Company through wholly owned subsidiaries (subject to certain REIT accommodation preferred interests).

Series A-1 Preferred Interest. The Series A-1 preferred interest is held by DTLA Holdings or wholly-owned subsidiaries of DTLA Holdings.

Senior Participating Preferred Interest. Brookfield DTLA Fund Properties III LLC (“Fund III”), a wholly-owned subsidiary of DTLA Holdings, issued a senior participating preferred interest to DTLA Holdings in connection with the formation of Brookfield DTLA and the MPG acquisition.

Series B Preferred Interest. At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. As of June 30, 2020, $19.4 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest (collectively, the “Preferred Interests”) are held by a noncontrolling interest holder. Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are classified as mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, and Series B preferred interest indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. See Note 9—“Mezzanine Equity.”

Stockholders’ Deficit Component

Common interests held by DTLA Holdings are presented as “noncontrolling interests” as part of Stockholders’ Deficit in the consolidated balance sheets.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2019	9,730,370	$428,480	$418,029	$22,362	$185,352	$1,054,223
Issuance of Series B preferred interest					7,800	7,800
Dividends		4,637				4,637
Preferred returns			4,303		4,208	8,511
Redemption measurement adjustments				(225)		(225)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(6,869)	(6,869)
Distributions to noncontrolling interests				(263)	(4,401)	(4,664)
Balance, March 31, 2020	9,730,370	433,117	422,332	21,874	186,090	1,063,413
Issuance of Series B preferred interest					17,350	17,350
Dividends		4,637				4,637
Preferred returns			4,303		4,567	8,870
Redemption measurement adjustments				(2,081)		(2,081)
Contributions from noncontrolling interests				302		302
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				(45)	(3,500)	(3,545)
Balance, June 30, 2020	9,730,370	$437,754	$426,635	$20,050	$204,507	$1,088,946

During the three and six months ended June 30, 2020, the Company used cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. Repurchases of and distributions to noncontrolling interests were made mainly using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019 and operating activities generated from other properties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					6,400	6,400
Dividends		4,637				4,637
Preferred returns			4,303		4,091	8,394
Redemption measurement adjustments				(572)		(572)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				—	—	—
Balance, March 31, 2019	9,730,370	414,569	405,119	22,871	192,189	1,034,748
Issuance of Series B preferred interest					21,000	21,000
Dividends		4,637				4,637
Preferred returns			4,303		4,591	8,894
Redemption measurement adjustments				(179)		(179)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				—	(2,695)	(2,695)
Balance, June 30, 2019	9,730,370	$419,206	$409,422	$22,692	$215,085	$1,066,405

During the three and six months ended June 30, 2019, the Company used cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. During the same period, the Company made distributions to noncontrolling interests using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Series A Preferred Stock

As of June 30, 2020, the Series A preferred stock is reported at its redemption value of $437.8 million calculated using the redemption price of $243.3 million plus $194.5 million of accumulated and unpaid dividends on such Series A preferred stock through June 30, 2020.

No dividends were declared on the Series A preferred stock during three and six months ended June 30, 2020 and 2019. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

We may, at our option, redeem the Series A preferred stock, in whole or in part, for $25.00 per share, plus all accumulated and unpaid dividends on such Series A preferred stock up to and including the redemption date. There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Series A preferred stock.

Noncontrolling Interests

There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Preferred Interests.

Series A-1 Preferred Interest

As of June 30, 2020, the Series A-1 preferred interest is reported at its redemption value of $426.6 million calculated using its liquidation value of $225.7 million plus $200.9 million of unpaid interest through June 30, 2020. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of June 30, 2020, the senior participating preferred interest is reported at its redemption value of $20.1 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of June 30, 2020, the Series B preferred interest is reported at its redemption value of $204.5 million calculated using its liquidation value of $199.2 million plus $5.3 million of unpaid preferred returns on such Series B preferred interest through June 30, 2020. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of June 30, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Distribution Waterfall

Brookfield DTLA may, at its discretion, distribute all or a portion of its available cash (as defined in the limited liability company agreement of Fund II) in the following priority: (1)

First to:	Series B preferred interest unpaid preferred return
Second to:	Series B preferred interest unreturned preferred capital

Third, proportionally in respect of unpaid preferred return to:
Series A preferred interest unpaid preferred return (2)
Series A-1 preferred interest unpaid preferred return (3)

Fourth, proportionally in respect of unreturned capital to: (2) (4)
Series A preferred interest unreturned capital
Series A-1 preferred interest unreturned capital (3)

And fifth to:	Common interests to Brookfield DTLA and DTLA Holdings (5)
__________

(1)
Cash available to Fund II arises from its interests in its investments. Fund II owns indirectly all of the interests in Gas Company Tower, Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, 777 Tower and an interest in the 755 South Figueroa development site which will decrease as capital is called to fund the development. See Note 1 “Organization and Description of Business”. In addition, Fund II owns 96% indirectly of the interests in EY Plaza, FIGat7th and BOA Plaza (the “Fund III Assets”). DTLA Holdings owns the remaining 4% interest in the Fund III Assets. The amounts due to DTLA Holdings on the senior participating preferred interest for its preferred return and unreturned capital in Fund III were fully paid as of December 31, 2015. All of Fund II’s interests in these assets are subject to certain REIT accommodation preferred interests. This waterfall may be effected by future equity issuances in respect of Fund II, Fund III, Fund IV, or their subsidiaries, and are subject to all of the indebtedness of the entities.

(2)
The Fund II Series A preferred interest is comprised of two parts, one is a preferred component with the analogous economic terms as the Company’s Series A Preferred Stock and a common component, which is junior to the preferred component of the Series A interest on analogous terms to the relationship between the Company’s Series A Preferred Stock and Common Stock. The Series A preferred interest is junior to the Fund II Series B preferred interest. See Note 8 “Noncontrolling Interests — Series B Preferred Interest”. Amounts paid in respect of the Fund II’s Series A preferred interest are generally available upon distribution to the Company for further distribution in respect of the Company’s Series A Preferred Stock, and, when and if distributed in respect of the Series A Preferred Stock, will be distributed first to accumulated and unpaid dividends and to reduce its unreturned liquidation capital.

(3)
DTLA Holdings in its capacity as the holder of the Series A-1 preferred interest can waive receipt of distributions that would otherwise be made to it in respect of the Series A-1 preferred interest and such amounts shall be paid instead to the Series A preferred interest or as otherwise provided by the subsequent provisions of the waterfall. Any amounts waived by DTLA Holdings shall not reduce the Series A-1 unpaid preferred return or unreturned capital.

(4)	Applicable if distribution is (a) in connection with a liquidating event or redemption or (b) at the election of Brookfield DTLA.

(5)
Based on the interests of the Series A and Series B interests of the Fund after repayment of the preferred capital portion of each of them, until the Senior A junior unreturned liquidation capital is reduced to zero.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Balance at beginning of period	$(3,583)	$(1,051)	$(2,341)	$(224)
Other comprehensive gain (loss) before reclassifications	820	(1,561)	(422)	(2,388)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive gain (loss)	820	(1,561)	(422)	(2,388)
Balance at end of period	$(2,763)	$(2,612)	$(2,763)	$(2,612)

As of June 30, 2020, the estimated amount of existing unrealized losses reported in accumulated other comprehensive loss that is expected to be reclassified into earnings as a result of the expiration of our derivatives designated as cash flow hedging instruments in November 2020 is $2.8 million.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Financial Instruments

Derivative Financial Instruments

Brookfield DTLA holds the following interest rate swap and cap contracts pursuant to the terms of certain of its loan agreements as of June 30, 2020:

	Notional Amount	Strike Rate (1)	LIBOR Spread	Effective Interest Rate	Expiration Date

Interest Rate Swaps:
EY Plaza	$165,842	2.18%	1.65%	3.83%	11/2/2020
EY Plaza	54,206	2.47%	1.65%	4.12%	11/2/2020
Total derivatives designated as cash flow hedging instruments	$220,048	2.23%	1.65%	3.81%

Interest Rate Caps:
Wells Fargo Center–North Tower	$400,000	4.25%			10/15/2020
Wells Fargo Center–North Tower	65,000	4.25%			10/15/2020
Wells Fargo Center–North Tower	35,000	4.25%			10/15/2020
Wells Fargo Center–South Tower	290,000	4.50%			11/4/2020
777 Tower	268,600	4.00%			11/10/2021
777 Tower	50,000	4.00%			11/10/2021
EY Plaza	35,000	3.50%			11/27/2020
Total derivatives not designated as cash flow hedging instruments	$1,143,600
__________

(1)	The index used for all derivative financial instruments shown above is 1-Month LIBOR.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	June 30, 2020	December 31, 2019

Interest rate derivatives not designated as hedging instruments	Prepaid and other assets	$36	$1
Interest rate derivatives designated as cash flow hedging instruments	Accounts payable and other liabilities	$1,565	$1,143

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the gain (loss) recorded on derivative financial instruments for the three and six months ended June 30, 2020 and 2019:

	Amount of Gain (Loss) Recognized in AOCL	Amount of (Gain) Loss Reclassified from AOCL to Statement of Operations

Derivatives designated as cash flow hedging instruments:
For the three months ended:
June 30, 2020	$820	$—
June 30, 2019	$(1,561)	$—
For the six months ended:
June 30, 2020	$(422)	$—
June 30, 2019	$(2,388)	$—

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three months ended June 30, 2020 due to the Shutdown.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brookfield DTLA’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows:

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Interest rate caps at:
June 30, 2020	$36	$—	$36	$—
December 31, 2019	$1	$—	$1	$—
Liabilities
Interest rate swaps at:
June 30, 2020	$1,565	$—	$1,565	$—
December 31, 2019	$1,143	$—	$1,143	$—

Nonrecurring Measurements—

The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates (Level 2 inputs), assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. The estimated fair value of Brookfield DTLA’s secured debt as of June 30, 2020 and December 31, 2019 was $2,206.6 million and $2,210.4 million, respectively, which approximates carrying value, excluding unamortized debt financing costs.

As of June 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, restricted cash, other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value.

As of June 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities that are measured at fair value on a nonrecurring basis using Level 3 inputs.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Property management fee expense	$1,946	$2,106	$4,128	$4,157
Asset management fee expense	$1,512	$1,582	$3,028	$3,165
Leasing and construction management fees	$2,087	$763	$2,919	$2,075
Development management fees (1)	$149	$264	$436	$264
General, administrative and reimbursable expenses	$757	$954	$1,452	$1,440

__________

(1)	Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the costs incurred during the period.

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statement of operations, with the exception of asset management fee expense which is included in other expense. Leasing management fees are capitalized as deferred charges, construction management fees are capitalized as part of investments in real estate, and development management fees are capitalized and included in the investment in unconsolidated real estate joint venture in the consolidated balance sheets.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Insurance expense (1)	$2,905	$2,193	$5,787	$4,391

__________

(1)
An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges us a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Fees incurred for these services totaled $67 thousand and $59 thousand, respectively, during the three months ended June 30, 2020 and 2019, and $134 thousand and $105 thousand, respectively, during the six months ended June 30, 2020 and 2019. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $38 thousand and $44 thousand, respectively, during the three months ended June 30, 2020 and 2019, and $77 thousand and $88 thousand, respectively, during the six months ended June 30, 2020 and 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Lease income (1)	$3,559	$817	$7,473	$1,426
Parking revenue (1)	$370	$—	$760	$—
Interest and other revenue	$49	$105	$99	$105
Rental property operating and maintenance expense (2)	$138	$70	$261	$285
Other expense	$34	$77	$68	$77
Interest expense (3)	$484	$—	$1,059	$—
__________

(1)
In September 2019, BAM acquired a significant interest in Oaktree Capital Group, LLC (“Oaktree”), an existing tenant at Wells Fargo Center–North Tower. Lease income and parking revenue from Oaktree and its subsidiaries have been reported as related party transactions since the date of acquisition by BAM.

(2)	Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties.

(3)
A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $81 thousand as of June 30, 2020 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 14—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of June 30, 2020:

Remainder of 2020	$82,352
2021	161,892
2022	153,586
2023	139,585
2024	121,302
2025	108,579
Thereafter	550,988
Total future minimum base rents	$1,318,284

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

The recent Shutdown has increased the risk in the near term of our tenants’ ability to fulfill their lease commitments. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts. See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of collectibility of lease income as of June 30, 2020.

Capital Commitments

As of June 30, 2020, the Company had $31.3 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of June 30, 2020, $13.3 million of our tenant-related commitments were expected to be paid during the remainder of 2020. Additionally, we had $9.1 million in construction-related commitments, mainly related to retention payable to contractors for the atrium redevelopment project at Wells Fargo Center as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Brookfield DTLA receives its income primarily from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts its operations with the intent to continue to qualify as a REIT. Accordingly, Brookfield DTLA is not subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to its stockholders, if any, that generally equal or exceed its taxable income.

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes during the three and six months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its operating, investing and financing activities, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, such cash would be provided by DTLA Holdings or the Company may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. On March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; there has been significant volatility in financial markets, resulting in a general decline in equity prices, increased interest spreads, and lower interest rates; and local, regional, national and international economic conditions, as well as the labor markets, were adversely impacted. Starting in May 2020, the State of California began easing the “stay-at-home” restrictions and reopening non-essential businesses according to a four-stage plan. The City of Los Angeles may ease its “stay-at‑home” order and reopen non-essential businesses at a slower rate than that used by the State of California to help prevent further spread of the virus in the City.

Our properties, which are located in the City of Los Angeles, have been adversely affected as a result of the Shutdown and the preventive measures taken to combat the spread of the pandemic. Some of the effects include the following:

•
Closure of non-essential retail tenants located in FIGat7th, with the exception of our anchor tenant, Target, a grocery store that is considered an essential service. Although the “stay-at-home” order was modified in Los Angeles in late May 2020, which allowed retailers and dine-in restaurants to reopen, all retailers and restaurants require modifications to support social distancing. As a result, our retail tenants are experiencing the most immediate impact of the Shutdown on their businesses;

•
While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of June 30, 2020, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses; and

•
Decline in property values resulting from lower than anticipated revenues, slower increases in forecasted rental rates on new or renewal leases, timing of cash inflows from lease income due to tenants’ requests for payment deferrals, and reductions in projected leasing of available space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company received certain rent relief and/or rent deferral requests for March 2020 and beyond from many of our retail tenants and some of our office tenants as a result of the Shutdown, of which the majority of requests related to rent deferral. During the three months ended June 30, 2020, rents, deferred rents and other receivables increased by $0.3 million reflecting the impact of rent deferral concessions granted to our tenants. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals on a lease-by-lease basis.

Adjusted for rent deferral relief granted to our tenants, the Company collected substantially all amounts due from our tenants under their leases for March 2020, 97% and 33% of the amounts due from our office and retail tenants, respectively, or 95% in the aggregate, for the period from April through June 2020. See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of how we assess the collectibility of amounts due under leases with our tenants, including any adjustments made to lease income during the three and six months ended June 30, 2020 as a result of our review.

As a result of the impact of the Shutdown, we expect our 2020 revenue and cash flows to be negatively impacted by (1) reduced parking revenue as a result of employees of our office tenants working from home, and closures or limited operations of retail stores and restaurants, (2) lower collections of amounts due under leases with our tenants, and (3) a slowdown in leasing activity for both vacant and expiring space.

In addition, see Part II, Item 1A. “Risk Factors” for a discussion about risks that the Shutdown directly or indirectly may pose to our business.

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

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2020 business plan, Brookfield DTLA projects spending approximately $369.0 million over the next five years consisting of $218.6 million for tenant improvements, $77.0 million for leasing costs and $73.4 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, upgrades to fire alarm, security and HVAC systems, and elevator upgrades. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

See “Indebtedness” below for more information regarding future advance amounts available as of June 30, 2020 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

Indebtedness

As of June 30, 2020, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of June 30, 2020 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate	$908,500	41%	4.19%	3 years
Variable-rate swapped to fixed-rate	230,000	10%	3.81%	<1 year
Variable-rate (1) (2)	1,070,796	49%	2.36%	2 years
Total secured debt	$2,209,296	100%	3.26%	2 years
__________

(1)
As of June 30, 2020 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.

(2)
As of June 30, 2020 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.

As of June 30, 2020, we intend to extend the maturity date of the debt secured by Wells Fargo Center–North Tower totaling $500.0 million for one year to October 2021. As of June 30, 2020, we meet the criteria specified in the loan agreements to extend Wells Fargo Center–North Tower loans. In addition, we intend to refinance the debt secured by EY Plaza totaling $265.0 million on or about its scheduled maturity in November 2020, and Gas Company Tower totaling $450.0 million on or about its scheduled maturity in August 2021. There can be no assurance that the extension or refinancing of these obligations can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

Non-Recourse Carve Out Guarantees

All of secured debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings or one of its subsidiaries, if certain triggering events (as defined in the loan agreements) occur.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Debt Compliance

As of June 30, 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of June 30, 2020, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loan secured by Wells Fargo Center South that did not meet the minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met.

Wells Fargo Center–South Tower —

Effective June 1, 2020, the borrower is subject to a minimum debt yield ratio. As of June 30, 2020, the borrower's debt yield ratio was under the minimum debt yield threshold. This does not constitute an Event of Default under the terms of the mortgage loan agreement. As a result of this debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall first be applied to the borrower's operating expenses, second to permitted leasing expenditures, and third, remaining excess funds to be held as additional security for the payment of the loan. In addition, the borrower is required to deposit into an escrow fund account sufficient amounts to cover property taxes and insurance.

Gas Company Tower —

Pursuant to the terms of the Gas Company Tower senior mortgage loan agreement, effective on June 6, 2020, a cash sweep event commenced upon exercise of lease contraction rights by one of the major tenants. While this is not an Event of Default, all available cash (as defined in the underlying loan agreement) is currently swept to an account managed by the lender. The lender will regularly fund operating expenses based on an approved budget, and the borrower may request the release of additional funds to cover approved leasing costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

Occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the six months ended June 30, 2020:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2019	6,286,137	82.9%
Expirations	(333,524)	(4.4)%
New leases	72,829	1.0%
Renewals	117,616	1.6%
Remeasurement adjustments	2,012	—%
Leased square feet as of June 30, 2020	6,145,070	81.1%

Lease expirations. The following table summarizes the large expiries at Brookfield DTLA’s properties during the six months ended June 30, 2020:

Tenant	Property	Leased Square Feet

Kirkland & Ellis LLP	BOA Plaza	74,343
Pillsbury Winthrop Shaw Pittman LLP	EY Plaza	56,839
Richards, Watson & Gershon	Wells Fargo Center–South Tower	43,979
Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	27,009
Latham & Watkins LLP	Wells Fargo Center–South Tower	25,858
Dykema Gossett PLLC	Wells Fargo Center–North Tower	25,502
WeWork	Gas Company Tower	9,802
		263,332

Occupancy decreases during the six months ended June 30, 2020 are mainly attributable to contractual expirations of lease agreements. Leasing volume for the six months ended June 30, 2020 is down significantly and we expect the same trend for the remainder of 2020. Many companies have paused anticipated leasing transactions while they re-direct their focus on addressing the impact of the Shutdown on their business, including protecting their employees and managing financial and operating matters. At the same time, we have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of June 30, 2020:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	86.3%	$32,074,404	$26.44
Wells Fargo Center–North Tower	1,400,639	18.5%	87.3%	35,373,355	28.94
Gas Company Tower	1,345,163	17.8%	85.9%	30,725,620	26.59
EY Plaza	963,682	12.7%	81.1%	20,771,621	26.59
FIGat7th	316,250	4.2%	88.4%	6,617,476	23.66
Wells Fargo Center–South Tower	1,124,960	14.8%	62.7%	19,824,395	28.12
777 Tower	1,024,835	13.5%	76.9%	22,050,500	27.98
	7,580,957	100.0%	81.1%	$167,437,371	$27.25
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of June 30, 2020. This amount reflects total base rent before any rent abatements as of June 30, 2020 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of June 30, 2020 for the twelve months ending June 30, 2021 are approximately $8.6 million, or $1.40 per leased square foot.

(2)	Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of June 30, 2020.

Average asking net effective rents in the LACBD were essentially flat during the six months ended June 30, 2020. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of June 30, 2020, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2020	161,645	2.6%	$4,430,689	2.6%	$27.41	$27.74
2021	354,838	5.8%	9,914,174	5.9%	27.94	28.42
2022	402,765	6.6%	11,531,162	6.9%	28.63	30.49
2023	907,652	14.7%	23,281,274	13.9%	25.65	28.03
2024	545,817	8.9%	15,457,537	9.3%	28.32	32.01
2025	717,392	11.7%	19,972,193	11.9%	27.84	32.41
2026	548,519	8.9%	13,548,419	8.1%	24.70	29.43
2027	194,894	3.1%	5,472,624	3.3%	28.08	35.33
2028	102,259	1.7%	3,033,002	1.8%	29.66	39.59
2029	298,185	4.9%	9,705,922	5.8%	32.55	43.15
Thereafter	1,911,104	31.1%	51,090,375	30.5%	26.73	40.66
Total expiring leases	6,145,070	100.0%	$167,437,371	100.0%	$27.25	$34.28
Currently available	1,435,887
Total rentable square feet	7,580,957
__________

(1)
Annualized rent represents the annualized monthly contractual rent under executed leases as of June 30, 2020. This amount reflects total base rent before any rent abatements as of June 30, 2020 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of June 30, 2020 for the twelve months ending June 30, 2021 are approximately $8.6 million, or $1.40 per leased square foot.

(2)	Current rent per leased square foot represents base rent for executed leases, divided by leased square feet as of June 30, 2020.

(3)	Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discussion of Consolidated Cash Flows

The following discussion of Brookfield DTLA’s cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Six Months Ended		Dollar Change
	June 30,
	2020	2019

Net cash provided by operating activities	$31,874	$21,712	$10,162
Net cash used in investing activities	$(31,730)	$(80,359)	$48,629
Net cash provided by financing activities	$10,233	$25,067	$(14,834)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants and (4) changes in working capital. The increase in cash provided by operating activities is primarily due to increases in working capital year over year and a decrease in interest payments on secured debt, partially offset by a decrease in parking revenue resulting from the “stay-at-home” order implemented since March 2020.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures for its properties. During the six months ended June 30, 2020, the Company had capital expenditures of approximately $15.0 million at Wells Fargo Center, mainly for the continued atrium redevelopment project. This project was substantially complete as of June 30, 2020. Construction of food vendor spaces has started with retail openings targeted for early 2021. In addition, the Company spent $12.9 million for tenant improvements at BOA Plaza, 777 Tower and Gas Company Tower in connection with leasing activities. During the six months ended June 30, 2019, the Company spent $40.7 million for tenant improvements at BOA Plaza, EY Plaza and 777 Tower in connection with lease renewals by major tenants along with continued atrium redevelopment project at Wells Fargo Center totaling $20.7 million. Construction activities and tenant improvements were in process with no delays due to mandates issued by the state or local ordinances arising from the COVID-19 pandemic.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. Proceeds from the Series B preferred interest were the main source of cash provided by financing activities during the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020, as Brookfield DTLA had excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019 and operating activities generated from other properties, it repurchased $6.9 million of Series B preferred interest. In addition, it made distributions of $7.9 million to the Series B preferred interest holder, compared to $2.7 million during the same period in 2019.

Discussion of Results of Operations

The full extent of the impact of the Shutdown on our business, operations and financial results depends on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that the Shutdown will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partner; any material effect on these parties could also have a material adverse effect on us. The impact of the Shutdown on our revenue, in particular lease income and parking revenue for the third quarter of 2020 and thereafter, also cannot be determined at present. The situation surrounding COVID-19 remains fluid and we are actively managing our response in collaboration with our tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Part II, Item 1A. “Risk Factors” for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Three Months Ended June 30, 2020 to June 30, 2019

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2020	2019

Revenue:
Lease income	$63.3	$68.9	$(5.6)	(8)%
Parking	5.2	9.8	(4.6)	(47)%
Interest and other	0.1	0.5	(0.4)	(80)%
Total revenue	68.6	79.2	(10.6)	(13)%

Expenses:
Rental property operating and maintenance	23.1	25.6	(2.5)	(10)%
Real estate taxes	9.7	9.6	0.1	1%
Parking	2.4	2.4	—	—%
Other expense	1.9	1.9	—	—%
Depreciation and amortization	26.5	25.8	0.7	3%
Interest	20.3	25.1	(4.8)	(19)%
Total expenses	83.9	90.4	(6.5)	(7)%

Other Income (Expense):
Gain from derecognition of assets	—	15.0	(15.0)	(100)%
Equity in loss of unconsolidated real estate joint venture	—	(0.3)	0.3	(100)%
Total other income (expense)	—	14.7	(14.7)	(100)%

Net (loss) income	$(15.3)	$3.5	$(18.8)	(537)%

Lease Income

Lease income decreased largely as a result of a reduction in occupancy and adjustments for credit losses to reflect the impact of the Shutdown on collectibility. See “Leasing Activity” for further details of occupancy.

Parking

Parking revenue includes monthly and transient parking income. With non‑essential businesses closed and employees working from home, parking revenue decreased accordingly.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased as our non-essential retail tenants have closed and most of our office tenants have been working remotely since the issuance of the “stay-at-home” order in March 2020. The decrease in rental property operating and maintenance expense was in line with the decrease in lease income.

Interest Expense

Interest expense decreased primarily due to decrease in weighted average LIBOR rates on our variable-rate debt from 2.46% for the three months ended June 30, 2019 to 0.47% for the three months ended June 30, 2020 and refinancing of 777 Tower debt at lower interest rates in October 2019, partially offset by an increase in debt outstanding as a result of the 777 Tower debt refinancing.

Gain from Derecognition of Assets

In May 2019, Fund II entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, in exchange for noncontrolling interests in a new joint venture formed with Brookfield DTLA FP IV Holdings, LLC, and recognized a $15.0 million gain.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Six Months Ended June 30, 2020 to June 30, 2019

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2020	2019
Revenue:
Lease income	$128.7	$135.3	$(6.6)	(5)%
Parking	15.2	19.4	(4.2)	(22)%
Interest and other	0.5	0.7	(0.2)	(29)%
Total revenue	144.4	155.4	(11.0)	(7)%

Expenses:
Rental property operating and maintenance	46.9	48.7	(1.8)	(4)%
Real estate taxes	19.4	19.3	0.1	1%
Parking	6.1	5.1	1.0	19%
Other expense	4.6	5.4	(0.8)	(15)%
Depreciation and amortization	53.3	51.5	1.8	3%
Interest	43.5	50.0	(6.5)	(13)%
Total expenses	173.8	180.0	(6.2)	(3)%

Other (Expense) Income:
Gain from derecognition of assets	—	15.0	(15.0)	(100)%
Equity in loss of unconsolidated real estate joint venture	(0.7)	(0.3)	(0.4)	133%
Total other (expense) income	(0.7)	14.7	(15.4)	(105)%

Net loss	$(30.1)	$(9.9)	$(20.2)	204%

Lease Income

Lease income decreased largely as a result of a reduction in occupancy and adjustments for credit losses to reflect the impact of the Shutdown on collectibility. See “Leasing Activity” for further details.

Parking

Parking revenue includes monthly and transient parking income. With non‑essential businesses closed and employees working from home, parking revenue decreased accordingly.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense decreased as our non-essential retail tenants have closed and most of our office tenants have been working remotely since the issuance of the “stay-at-home” order in March 2020. The decrease in rental property operating and maintenance expense was in line with the decrease in lease income.

Depreciation and Amortization Expense

Depreciation and amortization expense increased primarily due to increased investments in tenant improvements year over year.

Interest Expense

Interest expense decreased primarily due to decrease in weighted average LIBOR rates on our variable-rate debt from 2.48% for the six months ended June 30, 2019 to 0.97% for the six months ended June 30, 2020 and refinancing of 777 Tower debt at lower interest rates in October 2019, partially offset by an increase in debt outstanding as a result of the 777 Tower debt refinancing.

Gain from Derecognition of Assets

In May 2019, Fund II entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, in exchange for noncontrolling interests in a new joint venture formed with Brookfield DTLA FP IV Holdings, LLC, and recognized a $15.0 million gain.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures or capital resources that is material to stockholders as of the date this report was filed, June 30, 2020 and December 31, 2019, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2020, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Principal payments on secured debt (1)	$765,000	$710,796	$—	$58,500	$675,000	$—	$2,209,296
Interest payments –
Fixed-rate debt (2)	19,454	30,590	18,726	16,803	11,025	—	96,598
Variable-rate swapped to fixed-rate debt	3,376	—	—	—	—	—	3,376
Variable-rate debt (3)	10,012	11,050	6,649	6,649	5,556	—	39,916
Tenant-related commitments (4)	13,340	5,481	8,895	1,017	931	1,634	31,298
Construction-related commitments (5)	9,056	—	—	—	—	—	9,056
	$820,238	$757,917	$34,270	$82,969	$692,512	$1,634	$2,389,540
__________

(1)
BAM owns a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower, which matures in October 2020. See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 13—Related Party Transactions.”

(2)	Interest payments on fixed-rate debt are calculated based on contractual interest rates and scheduled maturity dates.

(3)
Interest payments on variable-rate debt are calculated based on scheduled maturity dates and the one-month LIBOR rate in place on the debt as of June 30, 2020 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $0.5 million for the remainder of 2020.

(4)
Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of June 30, 2020. Tenant-related commitments due to the related party lender of the loan described in (1) above total $0.5 million for the remainder of 2020.

(5)	Construction-related commitments include amounts due to contractors related to redevelopment projects at Wells Fargo Center based on executed contracts as of June 30, 2020.

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

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of use of estimates, impairment review of investments in real estate and unconsolidated real estate joint venture, and collectibility assessment on rents, deferred rents and other receivables during the three and six months ended June 30, 2020.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the six months ended June 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 for a discussion regarding our exposure to market risk.

Brookfield DTLA receives its income primarily from lease income generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages. Our properties are typically leased to high credit-rated tenants for lease terms ranging from five to ten years, although we also enter into some short-term as well as some longer-term leases. Our leases usually require the license of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates.

The closure of non-essential retail tenants beginning in March 2020 negatively impacted all of our tenants at our FIGat7th property, with the exception of our anchor tenant, Target, a grocery store that is considered an essential service. Although the “stay-at-home” order was modified in Los Angeles in late May 2020, which allowed retailers and dine-in restaurants to reopen, all retailers and restaurants require modifications to support social distancing. The main customers of our FIGat7th retail property are tourists and office workers, many of whom have not yet returned to Downtown Los Angeles. As a result, our retail tenants are experiencing the most immediate impact of the Shutdown on their businesses.

While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. Our office tenants do not presently have acute difficulty in fulfilling their lease commitments in the near term. However, they could face increased difficulty if prolonged mitigation efforts materially impact their businesses.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the Shutdown. We are continually monitoring and assessing the impact of the Shutdown on our internal controls to minimize the impact on their design and operating effectiveness.

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

In particular, in the near term, we expect to be impacted by the ongoing and developing recent novel coronavirus (“COVID-19”) pandemic, which has interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices, increased interest spreads and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets.

Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to:

•	Risks incidental to the ownership and operation of real estate properties, including local real estate conditions;

•
The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business, including as a result of the Shutdown;

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

We are affected by local, regional, state, and national economic conditions and other events and occurrences that affect the market in which we own assets. As noted above, economic conditions have been impacted substantially by the Shutdown. A protracted decline in economic conditions would cause downward pressure on our operating margins and asset values as a result of lower demand for space.

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

Public Health Risk

Our business could be materially adversely affected by the effects of the COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases. As a result of the rapid spread of COVID-19, many companies and various governments have imposed restrictions on business activity and travel which may continue and could expand. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of this coronavirus outbreak, including any responses to it, will be on the Company or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity of this coronavirus and actions taken to contain COVID-19 or its impact, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate office and retail properties in an area impacted by the Shutdown. Adverse impacts on our business may include:

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

•	An increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such lease will be executed;

•	Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending; and

•	Expected completion dates for our construction projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the Shutdown.

If these and potential other disruptions caused by the Shutdown continue, our business could be materially adversely affected.

Credit Risk

Credit risk arises from the possibility that tenants may be unable to fulfill their lease commitments. We mitigate this risk by ensuring that our tenant mix is diversified and by limiting our exposure to any one tenant. The recent Shutdown has increased the risk in the near term of our tenants’ ability to fulfill lease commitments, which has been materially impacted by retail store closures, quarantines and the “stay-at-home” order. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts.

The closure of non-essential retail tenants beginning in March 2020 negatively impacted all of our tenants at our FIGat7th property, with the exception of our anchor tenant, Target, a grocery store that is considered an essential service. Although the “stay-at-home” order was modified in Los Angeles in late May 2020, which allows retailers and dine-in restaurants to reopen, all retailers and restaurants require modifications to support social distancing. The main customers of our FIGat7th retail property are tourists and office workers, many of whom have not yet returned to Downtown Los Angeles. As a result, our retail tenants are experiencing the most immediate impact of the Shutdown on their businesses.

While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. Our office tenants do not presently have acute difficulty in fulfilling their lease commitments in the near term. However, they could face increased difficulty if prolonged mitigation efforts materially impact their businesses.

Economic Risk

Real estate is relatively illiquid and may be even more illiquid in the context of an economic downturn that may result from the Shutdown. Such illiquidity may limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Also, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate. Our office properties generate a relatively stable source of income from contractual tenant lease payments. Continued growth of lease income is dependent on strong leasing markets to ensure expiring leases are renewed and new tenants are found promptly to fill vacancies. We are substantially protected against short-term market conditions, as most of our leases are long-term in nature with an average remaining term of approximately seven years as of June 30, 2020.

Interest Rate and Financing Risk

We have an on-going need to access debt markets to refinance maturing debt as it comes due. There is a risk that lenders will not refinance such maturing debt on terms and conditions acceptable to us or on any terms at all. This risk may be increased as a result of disrupted market conditions resulting from the Shutdown. Our strategy is to maintain relationships with a large number of lenders to limit exposure to any single counterparty. In addition, Brookfield DTLA uses interest rate swap and cap contracts to manage risk from fluctuations in interest rates on its variable-rate loans. The Company believes these contracts are with counterparties who are credit-worthy.

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

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2020, the cumulative amount of unpaid dividends totaled $196.0 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated August 13, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 13, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Principal Executive Officer and Principal Financial Officer dated
August 13, 2020 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________

*	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	As of August 13, 2020

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)