Form 10-Q
period 2020-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2020-11-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    As of November 6, 2020, none of the registrant’s common stock was traded on any public market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,307,081	2,283,350
Tenant improvements	457,852	419,670
Investments in real estate, gross	2,987,488	2,925,575
Less: accumulated depreciation	532,682	466,405
Investments in real estate, net	2,454,806	2,459,170
Investment in unconsolidated real estate joint venture	42,389	42,920
Cash and cash equivalents	56,897	33,964
Restricted cash	52,061	25,024
Rents, deferred rents and other receivables, net	132,630	138,010
Intangible assets, net	24,735	31,895
Deferred charges, net	65,072	68,290
Due from affiliates	16,521	18,359
Prepaid and other assets	2,301	9,340
Total assets	$2,847,412	$2,826,972

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,238,415	$2,199,980
Accounts payable and other liabilities	108,718	79,845
Due to affiliates	5,027	5,400
Intangible liabilities, net	6,487	8,306
Total liabilities	2,358,647	2,293,531

Commitments and Contingencies (See Note 15)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2020 and December 31, 2019	$442,391	$428,480
Noncontrolling Interests:
Series A-1 preferred interest	430,938	418,029
Senior participating preferred interest	19,400	22,362
Series B preferred interest	197,283	185,352
Total mezzanine equity	1,090,012	1,054,223

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	198,035	197,535
Accumulated deficit	(673,122)	(499,793)
Accumulated other comprehensive loss	—	(2,341)
Noncontrolling interests	(126,160)	(216,183)
Total stockholders’ deficit	(601,247)	(520,782)
Total liabilities and deficit	$2,847,412	$2,826,972

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue:
Lease income	$63,953	$69,501	$192,669	$204,799
Parking	6,354	9,968	21,521	29,356
Interest and other	286	143	779	830
Total revenue	70,593	79,612	214,969	234,985

Expenses:
Rental property operating and maintenance	24,544	26,397	71,436	75,095
Real estate taxes	9,697	9,977	29,077	29,238
Parking	2,388	2,446	8,439	7,586
Other expense	4,336	1,804	8,910	7,201
Depreciation and amortization	25,509	25,381	78,848	76,835
Interest	19,576	24,810	63,093	74,783
Total expenses	86,050	90,815	259,803	270,738

Other Income (Expense):
Gain from derecognition of assets	—	—	—	14,977
Equity in earning (loss) of unconsolidated real estate joint venture	172	(29)	(531)	(318)
Total other income (expense)	172	(29)	(531)	14,659

Net loss	(15,285)	(11,232)	(45,365)	(21,094)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	12,909	12,909
Senior participating preferred interest redemption measurement adjustment	(37)	602	(2,343)	(149)
Series B preferred interest returns	4,689	4,966	13,464	13,648
Series B common interest – allocation of net income	(9,889)	5,260	90,023	33,844
Net loss attributable to Brookfield DTLA	(14,351)	(26,363)	(159,418)	(81,346)
Series A preferred stock dividends	4,637	4,637	13,911	13,911
Net loss attributable to common interest holders of Brookfield DTLA	$(18,988)	$(31,000)	$(173,329)	$(95,257)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(15,285)	$(11,232)	$(45,365)	$(21,094)

Other comprehensive income (loss):
Interest rate swap contracts designated as cash flow hedges:
Unrealized derivative holding gains (losses)	984	(73)	562	(2,461)
Reclassification adjustment for realized loss included in net loss	1,779	—	1,779	—
Total other comprehensive income (loss)	2,763	(73)	2,341	(2,461)

Comprehensive loss	(12,522)	(11,305)	(43,024)	(23,555)
Less: comprehensive (loss) income attributable to noncontrolling interests	(934)	16,498	114,053	60,369
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(11,588)	$(27,803)	$(157,077)	$(83,924)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2019	1,000	$—	$197,535	$(499,793)	$(2,341)	$(216,183)	$(520,782)
Net (loss) income				(32,894)		18,108	(14,786)
Other comprehensive loss					(1,242)	—	(1,242)
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,286)	(12,923)
Balance, March 31, 2020	1,000	—	197,535	(537,324)	(3,583)	(206,361)	(549,733)
Net (loss) income				(112,173)		96,879	(15,294)
Other comprehensive income					820	—	820
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(6,789)	(11,426)
Balance, June 30, 2020	1,000	—	197,535	(654,134)	(2,763)	(116,271)	(575,633)
Net loss				(14,351)		(934)	(15,285)
Other comprehensive income					2,763	—	2,763
Contributions			500				500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,955)	(13,592)
Balance, September 30, 2020	1,000	$—	$198,035	$(673,122)	$—	$(126,160)	$(601,247)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(31,080)		17,747	(13,333)
Other comprehensive loss					(394)	(433)	(827)
Contributions			310				310
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(7,822)	(12,459)
Balance, March 31, 2019	1,000	—	196,135	(420,875)	(501)	(241,989)	(467,230)
Net (loss) income				(23,903)		27,374	3,471
Other comprehensive loss					(744)	(817)	(1,561)
Contributions			200				200
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,715)	(13,352)
Balance, June 30, 2019	1,000	—	196,335	(449,415)	(1,245)	(224,147)	(478,472)
Net (loss) income				(26,363)		15,131	(11,232)
Other comprehensive (loss) income					(1,440)	1,367	(73)
Contributions			600				600
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(9,871)	(14,508)
Balance, September 30, 2019	1,000	$—	$196,935	$(480,415)	$(2,685)	$(217,520)	$(503,685)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(45,365)	$(21,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,848	76,835
Gain from derecognition of assets	—	(14,977)
Equity in loss of unconsolidated real estate joint venture	531	318
Provision for doubtful accounts	—	211
Amortization of acquired below-market leases, net of acquired above-market leases	744	355
Straight-line rent amortization	4,129	(7,715)
Amortization of tenant inducements	2,872	3,044
Amortization and write-off of debt financing costs	4,095	3,952
Unrealized loss on interest rate cap contracts	52	—
Realized loss on interest rate swap contracts	1,779	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(1,290)	(2,734)
Deferred charges, net	(5,574)	(5,676)
Due from affiliates	938	(1,971)
Prepaid and other assets	7,228	7,337
Accounts payable and other liabilities	9,613	6,007
Due to affiliates	(373)	1,133
Net cash provided by operating activities	58,227	45,025
Cash flows from investing activities:
Expenditures for real estate improvements	(40,040)	(105,205)
Net cash used in investing activities	(40,040)	(105,205)
Cash flows from financing activities:
Proceeds from secured debt	305,000	2,610
Principal payments on secured debt	(265,000)	—
Proceeds from Series B preferred interest	25,150	31,400
Proceeds from senior participating preferred interest	440	—
Distributions to Series B preferred interest	(13,176)	(10,195)
Repurchases of Series B preferred interest	(13,507)	—
Distributions to senior participating preferred interest	(1,059)	(434)
Contributions to additional paid-in capital	500	1,110
Purchase of interest rate cap contracts	(56)	—
Payment for early extinguishment of debt and termination of interest rate swap contracts	(849)	—
Debt financing costs paid	(5,660)	(148)
Net cash provided by financing activities	31,783	24,343
Net change in cash, cash equivalents and restricted cash	49,970	(35,837)
Cash, cash equivalents and restricted cash at beginning of period	58,988	105,770
Cash, cash equivalents and restricted cash at end of period	$108,958	$69,933

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,258	$70,549
Cash paid for income taxes	$167	$59

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$49,666	$19,834
Contribution of investments in real estate, net to unconsolidated real estate joint venture	$—	$20,139
Increase (decrease) in fair value of interest rate swaps	$562	$(2,461)

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
	2020	2019

Cash and cash equivalents at beginning of period	$33,964	$80,421
Restricted cash at beginning of period	25,024	25,349
Cash, cash equivalents and restricted cash at beginning of period	$58,988	$105,770

Cash and cash equivalents at end of period	$56,897	$39,954
Restricted cash at end of period	52,061	29,979
Cash, cash equivalents and restricted cash at end of period	$108,958	$69,933

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

As of September 30, 2020 and December 31, 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings, LLC (“DTLA FP IV Holdings” or “Fund IV”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

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

The consolidated balance sheets as of September 30, 2020 and December 31, 2019 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of September 30, 2020 and December 31, 2019, and for each of the three and nine months ended September 30, 2020 and 2019.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of September 30, 2020, these consolidated VIEs had in aggregate total consolidated assets of $2.8 billion (of which $2.5 billion is related to investments in real estate) and total consolidated liabilities of $2.4 billion (of which $2.2 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. As of September 30, 2020, the Company’s ownership interest in the joint venture was 49.1%, a decrease from 55.8% as of December 31, 2019 as a result of additional capital contributed by DTLA FP IV Holdings to the joint venture during the nine months ended September 30, 2020.

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

Impact of COVID-19

Prior to the end of the first quarter, there was a global outbreak of a new strain of Coronavirus (“COVID-19”) which prompted certain responses from global government authorities. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; there has been significant volatility in financial markets, resulting in a general decline in equity prices, increased interest spreads, and lower interest rates; and local, regional, national and international economic conditions, as well as the labor markets, were adversely impacted. Although the State of California began easing the “stay-at-home” restrictions and reopening non-essential businesses later in the second quarter, the physical occupancy of our properties remained low. In July 2020, the State of California announced a new COVID-19 order that significantly rolled back the State’s reopening plan.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our properties, which are located in the City of Los Angeles, have been adversely affected as a result of the Shutdown and the preventive measures taken to combat the spread of the pandemic. Some of the effects include the following:

•Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. Due to the uncertainties posed to our tenants in FIGat7th by the COVID-19 pandemic, during the three and nine months ended September 30, 2020, the Company recognized adjustments of $1.7 million and $3.1 million, respectively, to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of September 30, 2020, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the three and nine months ended September 30, 2020, the Company recognized adjustments of $0.9 million and $1.9 million, respectively, to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and reductions in projected leasing of available space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of events such as the Shutdown. For example, estimates and assumptions have been made with respect to the fair value of assets and liabilities for purposes of the contribution of the Company’s wholly-owned interests in exchange for its noncontrolling interest in its unconsolidated real estate joint venture in May 2019, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

Impairment Review

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the Shutdown on economic and market conditions, together with many of our office property tenants working from home, was deemed to be a triggering event during the three and nine months ended September 30, 2020.

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors, including the impact of the Shutdown. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired as of September 30, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable using similar criteria as its investments in real estate. An impairment loss is measured based on the excess of the carrying amount of an investment compared to its estimated fair value. Impairment analyses are based on current plans, intended holding periods and information available at the time the analyses are prepared. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of September 30, 2020.

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

Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, including the impact of the Shutdown on the tenant’s business. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. During the three and nine months ended September 30, 2020, as the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a reduction in lease income totaling $2.7 million and $5.1 million, respectively, of which $0.3 million and $1.1 million related to lease income from an affiliate of the Company, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company received certain rent relief and/or rent deferral requests for certain periods in 2020 from many of our retail tenants and some of our office tenants as a result of the Shutdown, of which the majority of requests related to rent deferral. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals on a lease-by-lease basis.

As of September 30, 2020, adjusted for rent deferral concessions granted to our tenants, the Company collected substantially all amounts due from our tenants under their leases for March 2020 billings, 98% and 33% of second quarter office and retail rents, respectively, or 96% in the aggregate, 98% and 55% of third quarter office and retail rents, respectively, or 96% in the aggregate.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes during the three and nine months ended September 30, 2020 and 2019.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In April 2020, the FASB issued a staff question-and-answer document (“Q&A”) to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of the lease modification guidance under ASC Topic 842, Leases. Under Topic 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease (precluded from applying the lease modification accounting framework). As discussed in the Q&A, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). If the concessions are directly related to the effects of COVID-19, and result in revised cash flows that are substantially the same or less than the original lease contracts, entities are allowed to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. To provide relief for tenants whose operations and businesses were disrupted by the Shutdown, the Company agreed to defer rent due from certain tenants for certain periods. For these tenants, the Company elected to account for the lease concessions as if they were part of the enforceable rights rather than as a modification. For leases that the Company granted a lease deferral concession, the Company recognized a receivable until the rental payment is received from the lessee at the deferred payment date. During the nine months ended September 30, 2020, the Company reported an increase to rents receivables of $0.2 million as a direct impact of rent deferral concessions granted to our tenants.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	September 30, 2020	December 31, 2019

Straight-line and other deferred rents	$106,630	$109,859
Tenant inducements receivable	34,225	33,304
Tenant receivables	5,514	6,027
Other receivables	2,167	1,854
Rents, deferred rents and other receivables, gross	148,536	151,044
Less: accumulated amortization of tenant inducements	15,906	13,034
Rents, deferred rents and other receivables, net	$132,630	$138,010

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three and nine months ended September 30, 2020 due to the Shutdown.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	September 30, 2020	December 31, 2019

Intangible Assets
In-place leases	$47,872	$47,872
Tenant relationships	15,397	15,397
Above-market leases	24,367	24,367
Intangible assets, gross	87,636	87,636
Less: accumulated amortization	62,901	55,741
Intangible assets, net	$24,735	$31,895

Intangible Liabilities
Below-market leases	$53,795	$53,795
Less: accumulated amortization	47,308	45,489
Intangible liabilities, net	$6,487	$8,306

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Lease income	$(578)	$267	$(744)	$(355)
Depreciation and amortization expense	$1,634	$1,911	$4,596	$6,497

As of September 30, 2020, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2020	$1,099	$1,004	$483
2021	3,296	2,656	1,550
2022	2,826	2,391	1,493
2023	2,005	2,030	794
2024	1,137	1,910	278
2025	998	1,238	263
Thereafter	1,653	492	1,626
Total future amortization of intangibles	$13,014	$11,721	$6,487

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6—Secured Debt, Net

Brookfield DTLA’s debt is as follows:

	Maturity Date (1)	Interest Rate	Principal Amount as of
			September 30, 2020	December 31, 2019
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	1.80%	$400,000	$400,000
Wells Fargo Center–North Tower (3)	10/9/2023	4.15%	65,000	65,000
Wells Fargo Center–North Tower (4)	10/9/2023	5.15%	35,000	35,000
Wells Fargo Center–South Tower (5)	11/4/2023	1.96%	260,796	260,796
777 Tower (6)	10/31/2024	1.76%	231,842	231,842
777 Tower (7)	10/31/2024	5.65%	43,158	43,158
EY Plaza (8)	10/9/2025	3.01%	275,000	—
EY Plaza (9)	10/9/2025	7.00%	30,000	—
Total variable-rate loans			1,340,796	1,035,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Debt Refinanced:
EY Plaza			—	230,000
EY Plaza			—	35,000
Total debt refinanced			—	265,000

Total secured debt			2,249,296	2,209,296
Less: unamortized debt financing costs			10,881	9,316
Total secured debt, net			$2,238,415	$2,199,980
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of September 30, 2020, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)This loan bears interest at LIBOR plus 1.65%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%.
(3)This loan bears interest at LIBOR plus 4.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%.
(4)This loan bears interest at LIBOR plus 5.00%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.25%. BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 13—“Related Party Transactions.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(5)This loan bears interest at LIBOR plus 1.80%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.50%. As of September 30, 2020, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(6)This loan bears interest at LIBOR plus 1.60%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of September 30, 2020, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.
(7)This loan bears interest at LIBOR plus 4.15%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of September 30, 2020, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(8)This loan bears interest at LIBOR plus 2.857%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%.
(9)This loan bears interest at LIBOR plus 6.85%. As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%.

The weighted average interest rate of our debt was 3.19% and 3.99% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the weighted average term to maturity of our debt was approximately three years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of September 30, 2020:

Remainder of 2020	$—
2021	450,000
2022	—
2023	819,296
2024	675,000
2025	305,000
Total secured debt	$2,249,296

As of September 30, 2020, $760.8 million of our debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreement) and $1,088.5 million may be prepaid with prepayment penalties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
EY Plaza—

On September 23, 2020, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the EY Plaza office property and received net proceeds totaling $297.9 million, of which $265.0 million was used to repay the mortgage and mezzanine loans that previously encumbered the property with original maturity date on November 27, 2020. Out of the remaining net proceeds of $32.9 million, $12.4 million is intended for funding general corporate expenses, $20.5 million was deposited into a cash account held by the lenders as reserve fund to satisfy various outstanding lease-related obligations (such as free rent or rent abatements, discounted or free parking rent and leasing costs) that existed as of the closing date.

The new $305.0 million loan is comprised of a $275.0 million mortgage loan, a $30.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.857% and 6.85%, respectively, requires the payment of interest-only until maturity, and matures on October 9, 2022. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement), as long as the mezzanine loans are repaid on a pro rata basis with the mortgage loan, until October 2021 after which the loan may be repaid without penalty. Brookfield DTLA has three options to extend the maturity dates of the mortgage and mezzanine loans, each for a period of one year, as long as the maturity date of the mezzanine loan is extended when the maturity date of the mortgage loan is extended.

In September 2020, in conjunction with the extinguishment of the $265.0 million mortgage and mezzanine loans described above, the Company early terminated the related LIBOR-based interest rate swap and cap contracts with notional amounts of $218.9 million and $35.0 million, respectively, and reclassified the entire loss of $1.8 million on interest rate swap contracts designated as cash flow hedges from accumulated other comprehensive loss to other expense in the consolidated statements of operations. See Note 10 “Accumulated Other Comprehensive Loss” for further details. In addition, the Company recognized a loss on early extinguishment of debt and termination of interest rate swap contracts of $1.0 million in other expenses in the consolidated statements of operations.

Wells Fargo Center-North Tower—

In September 2020, Brookfield DTLA exercised the first one-year option available in the mortgage and mezzanine loan agreements to extend the maturity date of the debt secured by Wells Fargo Center–North Tower to October 2021.

Gas Company Tower—

Brookfield DTLA currently intends to refinance the debt secured by Gas Company Tower on or prior to its scheduled maturity in August 2021. There can be no assurance that the refinancing of this debt can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Wells Fargo Center–South Tower—

Brookfield DTLA intends to exercise the options available in the loan agreements to extend the maturity date of the debt secured by Wells Fargo Center–South Tower for one year to November 2022. As of September 30, 2020, we meet the criteria specified in the loan agreements to extend the loan.

Non-Recourse Carve Out Guarantees

All of our secured debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings, if certain triggering events (as defined in the loan agreements) occur.

Debt Compliance

As of September 30, 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of September 30, 2020, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loan secured by Wells Fargo Center—South Tower that did not meet the minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met.

Wells Fargo Center–South Tower —

Pursuant to the terms of the Wells Fargo Center–South Tower mortgage loan agreement, effective September 2020, a cash sweep event commenced as the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, any excess operating cash flows are currently swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, capital expenditures and leasing costs; property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; and fees and expenses due to the loan administrative agent.

Gas Company Tower —

Pursuant to the terms of the Gas Company Tower senior mortgage loan agreement, effective June 2020, a cash sweep event commenced upon exercise of lease contraction rights by one of the major tenants. While this is not an Event of Default, all available cash (as defined in the underlying loan agreement) is currently swept to an account managed by the lender. The lender will regularly fund operating expenses based on an approved budget, and the borrower may request the release of additional funds to cover approved leasing costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	September 30, 2020	December 31, 2019

Tenant improvements and inducements payable	$47,755	$29,140
Unearned rent and tenant payables	26,138	23,817
Accrued capital expenditures and leasing commissions	17,930	18,205
Accrued expenses and other liabilities	16,895	8,683
Accounts payable and other liabilities	$108,718	$79,845

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. As of September 30, 2020 and December 31, 2019, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

Series B Preferred Interest. At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. As of September 30, 2020, $19.4 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2019	9,730,370	$428,480	$418,029	$22,362	$185,352	$1,054,223
Issuance of Series B preferred interest					7,800	7,800
Dividends		4,637				4,637
Preferred returns			4,303		4,208	8,511
Redemption measurement adjustments				(225)		(225)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(6,869)	(6,869)
Distributions to noncontrolling interests				(263)	(4,401)	(4,664)
Balance, March 31, 2020	9,730,370	433,117	422,332	21,874	186,090	1,063,413
Issuance of Series B preferred interest					17,350	17,350
Dividends		4,637				4,637
Preferred returns			4,303		4,567	8,870
Redemption measurement adjustments				(2,081)		(2,081)
Contributions from noncontrolling interests				302		302
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				(45)	(3,500)	(3,545)
Balance, June 30, 2020	9,730,370	437,754	426,635	20,050	204,507	1,088,946
Issuance of Series B preferred interest					—	—
Dividends		4,637				4,637
Preferred returns			4,303		4,689	8,992
Redemption measurement adjustments				(37)		(37)
Contributions from noncontrolling interests				138		138
Repurchases of noncontrolling interests					(6,638)	(6,638)
Distributions to noncontrolling interests				(751)	(5,275)	(6,026)
Balance, September 30, 2020	9,730,370	$442,391	$430,938	$19,400	$197,283	$1,090,012

    During the nine months ended September 30, 2020, the Company used cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. During the three months ended September 30, 2020, repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by EY Plaza in September 2020. During the six months ended June 30, 2020, repurchases of and distributions to noncontrolling interests were made mainly using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019, as well as operating cash flows generated from other properties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					6,400	6,400
Dividends		4,637				4,637
Preferred returns			4,303		4,091	8,394
Redemption measurement adjustments				(572)		(572)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				—	—	—
Balance, March 31, 2019	9,730,370	414,569	405,119	22,871	192,189	1,034,748
Issuance of Series B preferred interest					21,000	21,000
Dividends		4,637				4,637
Preferred returns			4,303		4,591	8,894
Redemption measurement adjustments				(179)		(179)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				—	(2,695)	(2,695)
Balance, June 30, 2019	9,730,370	419,206	409,422	22,692	215,085	1,066,405
Issuance of Series B preferred interest					4,000	4,000
Dividends		4,637				4,637
Preferred returns			4,303		4,966	9,269
Redemption measurement adjustments				602		602
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					—	—
Distributions to noncontrolling interests				(434)	(7,500)	(7,934)
Balance, September 30, 2019	9,730,370	$423,843	$413,725	$22,860	$216,551	$1,076,979

During the three and nine months ended September 30, 2019, the Company used cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs, and made distributions to noncontrolling interests using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Series A Preferred Stock

As of September 30, 2020, the Series A preferred stock is reported at its redemption value of $442.4 million calculated using the redemption price of $243.3 million plus $199.1 million of accumulated and unpaid dividends on such Series A preferred stock through September 30, 2020.

No dividends were declared on the Series A preferred stock during three and nine months ended September 30, 2020 and 2019. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

Series A-1 Preferred Interest

As of September 30, 2020, the Series A-1 preferred interest is reported at its redemption value of $430.9 million calculated using its liquidation value of $225.7 million plus $205.2 million of unpaid interest through September 30, 2020. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of September 30, 2020, the senior participating preferred interest is reported at its redemption value of $19.4 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of September 30, 2020, the Series B preferred interest is reported at its redemption value of $197.3 million calculated using its liquidation value of $192.6 million plus $4.7 million of unpaid preferred returns on such Series B preferred interest through September 30, 2020. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of September 30, 2020.

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
__________
(1)Cash available to Fund II arises from its interests in its investments. Fund II owns indirectly all of the interests in Gas Company Tower, Wells Fargo Center–South Tower, Wells Fargo Center–North Tower, 777 Tower and an interest in the 755 South Figueroa development site which will decrease as capital is called to fund the development. See Note 1 “Organization and Description of Business”. In addition, Fund II owns 96% indirectly of the interests in EY Plaza, FIGat7th and BOA Plaza (the “Fund III Assets”). DTLA Holdings owns the remaining 4% interest in the Fund III Assets. The amounts due to DTLA Holdings on the senior participating preferred interest for its preferred return and unreturned capital in Fund III were fully paid as of December 31, 2015. All of Fund II’s interests in these assets are subject to certain REIT accommodation preferred interests. This waterfall may be effected by future equity issuances in respect of Fund II, Fund III, Fund IV, or their subsidiaries, and are subject to all of the indebtedness of the entities.
(2)The Fund II Series A preferred interest is comprised of two parts, one is a preferred component with the analogous economic terms as the Company’s Series A Preferred Stock and a common component, which is junior to the preferred component of the Series A interest on analogous terms to the relationship between the Company’s Series A Preferred Stock and Common Stock. The Series A preferred interest is junior to the Fund II Series B preferred interest. See Note 8 “Noncontrolling Interests — Series B Preferred Interest”. Amounts paid in respect of the Fund II’s Series A preferred interest are generally available upon distribution to the Company for further distribution in respect of the Company’s Series A Preferred Stock, and, when and if distributed in respect of the Series A Preferred Stock, will be distributed first to accumulated and unpaid dividends and to reduce its unreturned liquidation capital.
(3)DTLA Holdings in its capacity as the holder of the Series A-1 preferred interest can waive receipt of distributions that would otherwise be made to it in respect of the Series A-1 preferred interest and such amounts shall be paid instead to the Series A preferred interest or as otherwise provided by the subsequent provisions of the waterfall. Any amounts waived by DTLA Holdings shall not reduce the Series A-1 unpaid preferred return or unreturned capital.
(4)Applicable if distribution is (a) in connection with a liquidating event or redemption or (b) at the election of Brookfield DTLA.
(5)Based on the interests of the Series A and Series B interests of the Fund after repayment of the preferred capital portion of each of them, until the Senior A junior unreturned liquidation capital is reduced to zero.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Balance at beginning of period	$(2,763)	$(2,612)	$(2,341)	$(224)
Net unrealized gains (losses) arising during the period	984	(73)	562	(2,461)
Reclassification of losses related to terminated interest rate swaps to other expense included in net income	1,779	—	1,779	—
Net changes	2,763	(73)	2,341	(2,461)
Balance at end of period	$—	$(2,685)	$—	$(2,685)

Note 11—Financial Instruments

Derivative Financial Instruments

Brookfield DTLA uses interest rate swap and cap contracts to manage risk from fluctuations in interest rates. At the inception of the contracts, Brookfield DTLA designates its interest rate swap contracts as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Additionally, Brookfield DTLA uses interest rate cap contracts to limit impact of changes in the LIBOR rate on certain of its debt. The Company does not use hedge accounting for these contracts.

In September 2020, in conjunction with the extinguishment of our $265.0 million loans that previously encumbered EY Plaza, the Company terminated the related LIBOR-based interest rate swap and cap contracts with notional amounts of $218.9 million and $35.0 million, respectively, and reclassified the entire loss of $1.8 million on the interest rate swap contracts from accumulated other comprehensive loss to other expense in the consolidated statements of operations. Concurrently, as required by the current loan agreements secured by EY Plaza, on September 22, 2020, the Company entered into interest rate cap contracts with an aggregate notional amount of $305.0 million, which are not designated as cash flow hedges. As of September 30, 2020, Brookfield DTLA no longer had any interest rate swap contracts.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of September 30, 2020:

	Notional Amount	Strike Rate (1)	Expiration Date

Interest Rate Caps:
Wells Fargo Center–North Tower (2)	$400,000	4.25%	10/15/2020
Wells Fargo Center–North Tower (2)	65,000	4.25%	10/15/2020
Wells Fargo Center–North Tower (2)	35,000	4.25%	10/15/2020
Wells Fargo Center–South Tower (3)	290,000	4.50%	11/4/2020
777 Tower	268,600	4.00%	11/10/2021
777 Tower	50,000	4.00%	11/10/2021
EY Plaza	275,000	4.00%	10/15/2022
EY Plaza	30,000	4.00%	10/15/2022
Total derivatives not designated as cash flow hedging instruments	$1,413,600
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.
(2)In September 2020, Brookfield DTLA exercised the first one-year option to extend the maturity date of the $500.0 million mortgage and mezzanine loans secured by Wells Fargo Center—North Tower to October 2021. In October 2020, Brookfield DTLA entered interest rate cap contracts of aggregate notional amount of $500.0 million that limit the LIBOR portion of the interest rate to 3.85% with expiration date on October 15, 2021.
(3)In connection with the mortgage loan secured by Wells Fargo Center— South Tower, effective October 2020, Brookfield DTLA entered an interest rate cap contract of notional amount of $290.0 million that limit the LIBOR portion of the interest rate to 3.63% with expiration date on November 4, 2022.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	September 30, 2020	December 31, 2019

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets	$6	$1
Derivatives designated as cash flow hedging instruments: Interest rate swaps	Accounts payable and other liabilities	$—	$1,143

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the gain (loss) recorded on interest rate swaps for the three and nine months ended September 30, 2020 and 2019:

	Gain (Loss) Recognized in OCL	Loss Reclassified from AOCL to Other Expense in Consolidated Statements of Operations

Derivatives designated as cash flow hedging instruments:
For the three months ended:
September 30, 2020	$984	$(1,779)
September 30, 2019	$(73)	$—
For the nine months ended:
September 30, 2020	$562	$(1,779)
September 30, 2019	$(2,461)	$—

Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the three and nine months ended September 30, 2020 and 2019 were de minimis.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three and nine months ended September 30, 2020 due to the Shutdown.

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

Recurring Measurements—

The fair value of Brookfield DTLA’s interest rate swap contracts was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company has incorporated credit valuation adjustments to appropriately reflect both our and the respective counterparty’s non‑performance risk in the fair value measurements. The interest rate swap contracts were terminated in September 2020. See Note 11 “Financial Instruments.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Brookfield DTLA’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows:

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Interest rate caps at:
September 30, 2020	$6	$—	$6	$—
December 31, 2019	$1	$—	$1	$—
Liabilities
Interest rate swaps at:
September 30, 2020	$—	$—	$—	$—
December 31, 2019	$1,143	$—	$1,143	$—

Nonrecurring Measurements—

The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates (Level 2 inputs), assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. The estimated fair value of Brookfield DTLA’s secured debt as of September 30, 2020 and December 31, 2019 was $2,247.5 million and $2,210.4 million, respectively, which approximates carrying value, excluding unamortized debt financing costs.

As of September 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, restricted cash, other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value.

As of September 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities that are measured at fair value on a nonrecurring basis using Level 3 inputs.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Property management fee expense	$1,910	$2,156	$6,038	$6,313
Asset management fee expense	$1,511	$1,487	$4,538	$4,652
Leasing and construction management fees	$1,749	$220	$4,668	$2,295
Development management fees (1)	$358	$281	$794	$545
General, administrative and reimbursable expenses	$354	$703	$1,806	$2,143
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the costs incurred during the period.

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statements of operations, with the exception of asset management fee expense which is included in other expense. Leasing management fees are capitalized as deferred charges, construction management fees are capitalized as part of investments in real estate, and development management fees are capitalized and included in the investment in unconsolidated real estate joint venture in the consolidated balance sheets.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Insurance expense (1)	$2,872	$2,219	$8,659	$6,610
__________
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges us a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Fees incurred for these services totaled $74 thousand and $51 thousand, respectively, during the three months ended September 30, 2020 and 2019, and $208 thousand and $157 thousand, respectively, during the nine months ended September 30, 2020 and 2019. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $38 thousand and $44 thousand, respectively, during the three months ended September 30, 2020 and 2019, and $115 thousand and $132 thousand, respectively, during the nine months ended September 30, 2020 and 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Lease income (1)	$3,619	$715	$11,092	$2,141
Parking revenue (1)	$384	$—	$1,144	$—
Interest and other revenue	$48	$52	$147	$157
Rental property operating and maintenance expense (2)	$182	$219	$444	$504
Other expense	$23	$32	$90	$109
Interest expense (3)	$462	$—	$1,521	$—
__________
(1)In September 2019, BAM acquired a significant interest in Oaktree Capital Group, LLC (“Oaktree”), an existing tenant at Wells Fargo Center–North Tower. Lease income and parking revenue from Oaktree and its subsidiaries have been reported as related party transactions since the date of acquisition by BAM.
(2)Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties.
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $80 thousand as of September 30, 2020 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 14—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of September 30, 2020:

Remainder of 2020	$40,470
2021	163,015
2022	155,783
2023	141,983
2024	123,787
2025	111,080
Thereafter	555,348
Total future minimum base rents	$1,291,466

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

The recent Shutdown has increased the risk in the near term of our tenants’ ability to fulfill their lease commitments. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts. See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of collectibility of lease income as of September 30, 2020.

Capital Commitments

As of September 30, 2020, the Company had $53.2 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of September 30, 2020, $11.7 million of our tenant-related commitments were expected to be paid during the remainder of 2020. Additionally, we had $7.5 million in construction-related commitments, mainly related to retention payable to contractors for the atrium redevelopment project at Wells Fargo Center as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings, LLC, a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes during the three and nine months ended September 30, 2020 and 2019.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Impact of COVID-19

Prior to the end of the first quarter, there was a global outbreak of a new strain of Coronavirus (“COVID-19”) which prompted certain responses from global government authorities. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; there has been significant volatility in financial markets, resulting in a general decline in equity prices, increased interest spreads, and lower interest rates; and local, regional, national and international economic conditions, as well as the labor markets, were adversely impacted. Although the State of California began easing the “stay-at-home” restrictions and reopening non-essential businesses later in the second quarter, the physical occupancy of our properties remained low. In July 2020, the State of California announced a new COVID-19 order that significantly rolled back the State’s reopening plan.

Our properties, which are located in the City of Los Angeles, have been adversely affected as a result of the Shutdown and the preventive measures taken to combat the spread of the pandemic. Some of the effects include the following:

•Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. During the three and nine months ended September 30, 2020, total lease income and parking revenue from FIGat7th represented approximately 2% and 3%, respectively, of the consolidated total, compared to 4% for the same periods in 2019. Due to the uncertainties posed to our tenants in FIGat7th by the COVID-19 pandemic, during the three and nine months ended September 30, 2020, the Company recognized adjustments of $1.7 million and $3.1 million, respectively, to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of September 30, 2020, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the three and nine months ended September 30, 2020, the Company recognized adjustments of $0.9 million and $1.9 million, respectively, to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and reductions in projected leasing of available space.

The Company received certain rent relief and/or rent deferral requests for certain periods in 2020 from many of our retail tenants and some of our office tenants as a result of the Shutdown, of which the majority of requests related to rent deferral. During the nine months ended September 30, 2020, the Company reported an increase to rents receivables of $0.2 million as a direct impact of rent deferral concessions granted to our tenants. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals on a lease-by-lease basis.

As of September 30, 2020, adjusted for rent deferral concessions granted to our tenants, the Company collected substantially all amounts due from our tenants under their leases for March 2020 billings, 98% and 33% of second quarter office and retail rents, respectively, or 96% in the aggregate, 98% and 55% of third quarter office and retail rents, respectively, or 96% in the aggregate. See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of how we assess the collectibility of amounts due under leases with our tenants, including any adjustments made to lease income during the three and nine months ended September 30, 2020 as a result of our review.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2020 business plan, Brookfield DTLA projects spending approximately $340.4 million over the next five years consisting of $195.1 million for tenant improvements, $75.5 million for leasing costs and $69.8 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, upgrades to fire alarm, security and HVAC systems, and elevator upgrades. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

See “Indebtedness” below for more information regarding future advance amounts available as of September 30, 2020 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

Indebtedness

During the three and nine months ended September 30, 2020, our issuances and repayments of debt included the following:

	Interest Rate Type	Effective Date	Maturity Date (1)	Interest Rate	Principal Amount
Issuances
EY Plaza	Variable	9/23/2020	10/9/2025	3.01%	$275,000
EY Plaza	Variable	9/23/2020	10/9/2025	7.00%	30,000
Weighted average/total			5 years	3.40%	$305,000

Repayments of debt
EY Plaza	Variable swapped to fixed	9/23/2020	11/27/2020	3.80%	$230,000
EY Plaza	Variable	9/23/2020	11/27/2020	4.80%	35,000
Weighted average/total			N/A	3.93%	$265,000
(1)    Maturity dates include the effect of extension options that the Company controls.
N/A    Not applicable since the loans were fully repaid as of September 30, 2020.

After repayments of debt, the net proceeds received from our debt issuances amounted to approximately $32.9 million, of which $12.4 million is intended for funding general corporate expenses. The remaining net proceeds of approximately $20.5 million was deposited into a cash account held by the lenders as reserve fund to satisfy various outstanding lease-related obligations (such as free rent or rent abatements, discounted or free parking rent and leasing costs) that existed as of the closing date.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The new $305.0 million loan is comprised of a $275.0 million mortgage loan, a $30.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.857% and 6.85%, respectively, requires the payment of interest-only until maturity, and matures on October 9, 2022. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement), as long as the mezzanine loans are repaid on a pro rata basis with the mortgage loan, until October 2021 after which the loan may be repaid without penalty. Brookfield DTLA has three options to extend the maturity dates of the mortgage and mezzanine loans, each for a period of one year, as long as the maturity date of the mezzanine loan is extended when the maturity date of the mortgage loan is extended.

In addition, in September 2020, Brookfield DTLA exercised the first one-year option available in the mortgage and mezzanine loan agreements to extend the maturity date of the debt secured by Wells Fargo Center–North Tower to October 2021.

As of September 30, 2020, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of September 30, 2020 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$908,500	40%	4.19%	2 years
Variable-rate (1) (2)	1,340,796	60%	2.51%	4 years
Total secured debt	$2,249,296	100%	3.19%	3 years
__________
(1)As of September 30, 2020 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of September 30, 2020 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable.

As of September 30, 2020, we intend to refinance the debt secured by Gas Company Tower totaling $450.0 million on or prior to its scheduled maturity in August 2021. In addition, we intend to exercise the options available in the loan agreements to extend the maturity date of the debt secured by Wells Fargo Center–South Tower totaling $260.8 million for one year to November 2022. As of September 30, 2020, we meet the criteria specified in the loan agreements to extend Wells Fargo Center–South Tower loans. There can be no assurance that the refinancing of these obligations can be accomplished, what terms will be available in the market for this type of financing at the time of any refinancing, and whether a principal paydown will be needed when the debt is refinanced.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Non-Recourse Carve Out Guarantees

All of our secured debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with all of these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings, if certain triggering events (as defined in the loan agreements) occur.

Debt Compliance

As of September 30, 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of September 30, 2020, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loan secured by Wells Fargo Center—South Tower that did not meet the minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met.

Wells Fargo Center–South Tower —

Pursuant to the terms of the Wells Fargo Center–South Tower mortgage loan agreement, effective September 2020, a cash sweep event commenced as the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, any excess operating cash flows are currently swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, capital expenditures and leasing costs; property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; and fees and expenses due to the loan administrative agent.

Gas Company Tower —

Pursuant to the terms of the Gas Company Tower senior mortgage loan agreement, effective June 2020, a cash sweep event commenced upon exercise of lease contraction rights by one of the major tenants. While this is not an Event of Default, all available cash (as defined in the underlying loan agreement) is currently swept to an account managed by the lender. The lender will regularly fund operating expenses based on an approved budget, and the borrower may request the release of additional funds to cover approved leasing costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

Occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the nine months ended September 30, 2020:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2019	6,286,137	82.9%
Expirations	(530,147)	(7.0)%
New leases	109,595	1.5%
Renewals	210,228	2.8%
Remeasurement adjustments	2,012	—%
Leased square feet as of September 30, 2020	6,077,825	80.2%

Lease expirations. The following table summarizes the large expiries at Brookfield DTLA’s properties during the nine months ended September 30, 2020:

Tenant	Property	Leased Square Feet

Kirkland & Ellis LLP	BOA Plaza	74,343
Reed Smith LLP	Wells Fargo Center–South Tower	67,368
Pillsbury Winthrop Shaw Pittman LLP	EY Plaza	56,839
Richards, Watson & Gershon	Wells Fargo Center–South Tower	43,979
Latham & Watkins LLP	Wells Fargo Center–South Tower, Gas Company Tower	39,294
Yukevich Cavanaugh	Wells Fargo Center–South Tower	35,440
Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	27,009
Dykema Gossett PLLC	Wells Fargo Center–North Tower	25,502
Wells Capital Management Inc	Gas Company Tower	24,774
Convene	777 Tower, FIGat7th	21,923
WeWork	Gas Company Tower	9,802
		426,273

Occupancy decreases during the nine months ended September 30, 2020 are mainly attributable to early and contractual expirations of lease agreements. Leasing volume for the nine months ended September 30, 2020, compared to the same period in 2019, is down significantly and we expect the same trend for the remainder of 2020. Many companies have paused anticipated leasing transactions while they re-direct their focus on addressing the impact of the Shutdown on their business, including protecting their employees and managing financial and operating matters. At the same time, we have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of September 30, 2020:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	86.3%	$33,069,698	$27.26
Wells Fargo Center–North Tower	1,400,639	18.5%	86.7%	35,297,029	29.07
Gas Company Tower	1,345,163	17.8%	84.0%	29,553,754	26.15
EY Plaza	963,682	12.7%	80.9%	20,796,327	26.68
FIGat7th	316,250	4.2%	88.0%	6,521,015	23.44
Wells Fargo Center–South Tower	1,124,960	14.8%	61.8%	19,641,324	28.24
777 Tower	1,024,835	13.5%	74.8%	22,045,537	28.75
	7,580,957	100.0%	80.2%	$166,924,684	$27.46
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2020. This amount reflects total base rent before any rent abatements as of September 30, 2020 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of September 30, 2020 for the twelve months ending September 30, 2021 are approximately $8.3 million, or $1.36 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of September 30, 2020.

Average asking net effective rents in the LACBD were essentially flat during the nine months ended September 30, 2020. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of September 30, 2020, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2020	117,394	1.9%	$2,479,361	1.5%	$21.12	$21.46
2021	293,476	4.8%	8,229,067	4.9%	28.04	29.20
2022	367,501	6.0%	10,260,628	6.1%	27.92	29.64
2023	912,059	15.0%	23,704,413	14.2%	25.99	27.96
2024	544,133	8.9%	15,600,293	9.5%	28.67	32.05
2025	715,892	11.7%	20,166,678	12.1%	28.17	32.44
2026	550,019	9.0%	13,656,972	8.2%	24.83	29.40
2027	269,992	4.4%	7,721,771	4.6%	28.60	35.27
2028	102,259	1.7%	3,082,086	1.8%	30.14	39.59
2029	303,292	5.0%	9,923,714	5.9%	32.72	43.06
Thereafter	1,901,808	31.6%	52,099,701	31.2%	27.39	40.83
Total expiring leases	6,077,825	100.0%	$166,924,684	100.0%	$27.46	$34.28
Currently available	1,503,132
Total rentable square feet	7,580,957
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2020. This amount reflects total base rent before any rent abatements as of September 30, 2020 and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a fully gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent. Total abatements for executed leases as of September 30, 2020 for the twelve months ending September 30, 2021 are approximately $8.3 million, or $1.36 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by leased square feet as of September 30, 2020.
(3)Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Nine Months Ended		Dollar Change
	September 30,
	2020	2019

Net cash provided by operating activities	$58,227	$45,025	$13,202
Net cash used in investing activities	$(40,040)	$(105,205)	$65,165
Net cash provided by financing activities	$31,783	$24,343	$7,440

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants and (4) changes in working capital. The increase in cash provided by operating activities is primarily due to decreases in interest payments on secured debt and operating expenses, and increases in working capital year over year, partially offset by a decrease in parking revenue resulting from the “stay-at-home” order implemented since March 2020.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures for its properties. During the nine months ended September 30, 2020, the Company had capital expenditures of approximately $18.2 million at Wells Fargo Center, mainly for the continued atrium redevelopment project. This project was complete as of September 30, 2020. Construction of the first phase of food vendor spaces is underway with anticipated openings by the end of the first quarter of 2021. In addition, the Company spent $14.0 million for tenant improvements at BOA Plaza, Wells Fargo Center and Gas Company Tower in connection with leasing activities. During the nine months ended September 30, 2019, the Company spent $50.6 million for tenant improvements at BOA Plaza, EY Plaza, 777 Tower and Wells Fargo Center—North Tower in connection with lease renewals by major tenants along with continued atrium redevelopment project at Wells Fargo Center totaling $22.6 million. Construction activities and tenant improvements did not experience any significant delays due to mandates issued by the state or local ordinances arising from the COVID-19 pandemic.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. Net proceeds from the refinancing of the loans secured by EY Plaza office property and proceeds from the Series B preferred interest were the main source of cash provided by financing activities during the nine months ended September 30, 2020. During the same period, as Brookfield DTLA had excess cash from operating activities generated from properties and upsized loan refinancing secured by 777 Tower and EY Plaza, it repurchased $13.5 million of the Series B preferred interest and made distributions of $13.2 million to the Series B preferred interest. In comparison, during the nine months ended September 30, 2019, proceeds from the Series B preferred interest and Wells Fargo Center–South Tower mortgage loan, partially offset by distributions to the Series B and senior participating preferred interests, were the primary source of net cash provided by financing activities.

Discussion of Results of Operations

The full extent of the impact of the Shutdown on our business, operations and financial results depends on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that the Shutdown will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partner; any material effect on these parties could also have a material adverse effect on us. The impact of the Shutdown on our revenue, in particular lease income and parking revenue for the fourth quarter of 2020 and thereafter, also cannot be determined at present. The situation surrounding COVID-19 remains fluid and we are actively managing our response in collaboration with our tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Part II, Item 1A. “Risk Factors” for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Three Months Ended September 30, 2020 to September 30, 2019

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2020	2019

Revenue:
Lease income	$64.0	$69.5	$(5.5)	(8)%
Parking	6.4	10.0	(3.6)	(36)%
Interest and other	0.3	0.1	0.2	200%
Total revenue	70.7	79.6	(8.9)	(11)%

Expenses:
Rental property operating and maintenance	24.5	26.4	(1.9)	(7)%
Real estate taxes	9.7	10.0	(0.3)	(3)%
Parking	2.4	2.4	—	—%
Other expense	4.3	1.8	2.5	139%
Depreciation and amortization	25.5	25.4	0.1	—%
Interest	19.6	24.8	(5.2)	(21)%
Total expenses	86.0	90.8	(4.8)	(5)%

Other Income:
Equity in earning of unconsolidated real estate joint venture	0.2	—	0.2	100%
Total other income	0.2	—	0.2	100%

Net loss	$(15.1)	$(11.2)	$(3.9)	35%

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

Other Expense

In September 2020, in conjunction with the extinguishment of the $265.0 million mortgage and mezzanine loans secured by EY Plaza, the Company early terminated the related LIBOR-based interest rate swap and cap contracts with notional amounts of $218.9 million and $35.0 million, respectively, and reclassified the entire loss of $1.8 million on interest rate swap contracts designated as cash flow hedges from accumulated other comprehensive loss to other expense. In addition, the Company recognized a loss on early extinguishment of debt and termination of interest rate swap contracts of $1.0 million in other expenses.

Interest Expense

Interest expense decreased primarily due to decrease in weighted average LIBOR rates on our variable-rate debt from 2.22% for the three months ended September 30, 2019 to 0.18% for the three months ended September 30, 2020 and refinancing of 777 Tower debt at lower interest rates in October 2019, partially offset by an increase in debt outstanding as a result of the 777 Tower debt refinancing.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Nine Months Ended September 30, 2020 to September 30, 2019

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2020	2019
Revenue:
Lease income	$192.7	$204.8	$(12.1)	(6)%
Parking	21.5	29.4	(7.9)	(27)%
Interest and other	0.8	0.8	—	—%
Total revenue	215.0	235.0	(20.0)	(9)%

Expenses:
Rental property operating and maintenance	71.4	75.1	(3.7)	(5)%
Real estate taxes	29.1	29.2	(0.1)	—%
Parking	8.4	7.6	0.8	11%
Other expense	8.9	7.2	1.7	24%
Depreciation and amortization	78.8	76.8	2.0	3%
Interest	63.1	74.8	(11.7)	(16)%
Total expenses	259.7	270.7	(11.0)	(4)%

Other (Expense) Income:
Gain from derecognition of assets	—	15.0	(15.0)	(100)%
Equity in loss of unconsolidated real estate joint venture	(0.5)	(0.3)	(0.2)	67%
Total other (expense) income	(0.5)	14.7	(15.2)	(103)%

Net loss	$(45.2)	$(21.0)	$(24.2)	115%

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

Other Expense

As a result of the refinancing of the loans secured by EY Plaza in September 2020, Brookfield DTLA recognized a realized loss on interest rate swap contracts of $1.8 million and a loss on early extinguishment of debt and termination of interest rate swap contracts of $1.0 million to other expense. Increases in other expense were partially offset by a nonrecurring $1.0 million write-off charge of deferred cost during the nine months ended September 30, 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased primarily due to increased investments in tenant improvements and capital expenditures year over year.

Interest Expense

Interest expense decreased primarily due to decrease in weighted average LIBOR rates on our variable-rate debt from 2.39% for the nine months ended September 30, 2019 to 0.57% for the nine months ended September 30, 2020 and refinancing of 777 Tower debt at lower interest rates in October 2019, partially offset by an increase in debt outstanding as a result of the 777 Tower debt refinancing.

Gain from Derecognition of Assets

In May 2019, Fund II entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, in exchange for noncontrolling interests in a new joint venture formed with Brookfield DTLA FP IV Holdings, LLC, and recognized a $15.0 million gain.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures or capital resources that is material to stockholders as of the date this report was filed, September 30, 2020 and December 31, 2019, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2020, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Principal payments on secured debt (1)(2)	$—	$450,000	$—	$819,296	$675,000	$305,000	$2,249,296
Interest payments –
Fixed-rate debt (3)	9,727	30,590	18,726	16,803	11,025	—	86,871
Variable-rate debt (4)	11,448	34,168	34,168	30,659	16,035	8,127	134,605
Tenant-related commitments (5)	11,663	7,908	29,505	1,165	931	1,986	53,158
Construction-related commitments (6)	7,481	—	—	—	—	—	7,481
	$40,319	$522,666	$82,399	$867,923	$702,991	$315,113	$2,531,411
__________
(1)BAM owns a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower, which matures in October 2023. See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 13—Related Party Transactions.”
(2)Based on the maturity dates after the impact of extension options that the Company controls, if applicable.
(3)Interest payments on fixed-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and contractual interest rates.
(4)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate in place on the debt as of September 30, 2020 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $461 thousand for the remainder of 2020, $1.8 million for 2021, $1.8 million for 2022, and $1.4 million for 2023.
(5)Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of September 30, 2020. Tenant-related commitments due to the related party lender of the loan described in (1) above total $0.5 million for the remainder of 2020.
(6)Construction-related commitments include amounts due to contractors related to redevelopment projects at Wells Fargo Center based on executed contracts as of September 30, 2020.

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

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of use of estimates, impairment review of investments in real estate and unconsolidated real estate joint venture, and collectibility assessment on rents, deferred rents and other receivables during the three and nine months ended September 30, 2020.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the nine months ended September 30, 2020.

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

The closure of non-essential retail tenants beginning in March 2020 negatively impacted most of our tenants at our FIGat7th property. Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. The main customers of our FIGat7th retail property are tourists and office workers, many of whom have not yet returned to Downtown Los Angeles. As a result, our tenants are experiencing the most immediate impact of the Shutdown on their businesses.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the Shutdown. We are continually monitoring and assessing the impact of the Shutdown on our internal controls to minimize the impact on their design and operating effectiveness.

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

In particular, in the near term, we expect to be impacted by the ongoing novel strain of coronavirus (“COVID-19”) pandemic, which has interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in a general decline in equity prices, increased interest spreads and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets.

Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to:

•Risks incidental to the ownership and operation of real estate properties, including local real estate conditions;

•The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business, including as a result of the Shutdown;

•The ability to enter into new leases or renew leases on favorable terms;

•Business competition;

•Dependence on tenants’ financial condition;

•The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries;

•The behavior of financial markets, including fluctuations in interest rates;

•Uncertainties of real estate development or redevelopment;

•Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•Risks relating to Brookfield DTLA’s insurance coverage;

•The possible impact of international conflicts and other developments, including terrorist acts;

•Potential environmental liabilities;

•Changes in tax laws and other tax-related risks;

•Dependence on management personnel;

•Illiquidity of investments in real estate;

•Operational and reputational risks;

•Catastrophic events, such as earthquakes, hurricanes or pandemics/epidemics; and

•Other risks and factors detailed from time to time in reports filed by Brookfield DTLA with the United States Securities and Exchange Commission (the “SEC”).

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

We operate office and retail properties in an area impacted by the Shutdown. Adverse impacts on our business may include:

•A complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•A slowdown in business activity may severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to fund their business operations, meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•An increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such lease will be executed;

•Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending; and

•Expected completion dates for our construction projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the Shutdown.

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

The closure of non-essential retail tenants beginning in March 2020 negatively impacted most of our tenants at our FIGat7th property. Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. The main customers of our FIGat7th retail property are tourists and office workers, many of whom have not yet returned to Downtown Los Angeles. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses.

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

Economic Risk

Real estate is relatively illiquid and may be even more illiquid in the context of an economic downturn that may result from the Shutdown. Such illiquidity may limit our ability to vary our portfolio promptly in response to changing economic or investment conditions. Also, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate. Our office properties generate a relatively stable source of income from contractual tenant lease payments. Continued growth of lease income is dependent on strong leasing markets to ensure expiring leases are renewed and new tenants are found promptly to fill vacancies. We are substantially protected against short-term market conditions, as most of our leases are long-term in nature with an average remaining term of approximately seven years as of September 30, 2020.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2020, the cumulative amount of unpaid dividends totaled $200.7 million.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated November 13, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 13, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer dated
November 13, 2020 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________

*	Furnished herewith.

(1)    This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: As of November 13, 2020

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)