Form 10-K
period 2020-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2021-03-25
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File Number: 001-36135
________________________
BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2616226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Vesey Street, 15th Floor
New York, New York, 10281
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2020 was $0. There is no established trading market for the registrant’s shares of common equity.
As of March 19, 2021, none of the registrant’s common stock was traded on any public market.

DOCUMENTS INCORPORATED BY REFERENCE
None

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, include statements regarding the potential future impact of the novel strain of coronavirus (“COVID-19”) pandemic, our operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies and outlook, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and include words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “seeks,” “intends,” “targets,” “projects,” “forecasts,” “likely,” or negative versions thereof and other similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

Although Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or “we”) believes that its anticipated future results, performance or achievements expressed or implied by the forward-looking statements and information are based upon reasonable assumptions and expectations, the reader should not place undue reliance on forward-looking statements and information because they involve known and unknown risks, uncertainties and other factors, many of which are beyond its control, which may cause Brookfield DTLA’s actual results, performance or achievements to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements and information.

In particular, in the near term, we expect to be impacted by the COVID-19 pandemic, which has interrupted business activities and supply chains; disrupted travel; contributed to significant volatility in the financial markets, resulting in uncertainty in equity prices, increased interest spreads and lower interest rates; impacted social conditions; and adversely impacted local, regional, national and international economic conditions, as well as the labor markets.

Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to:

•Risks incidental to the ownership and operation of real estate properties, including local real estate conditions;

•The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business, including as a result of the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure;

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

•Operational and reputational risks;

•Catastrophic events, such as earthquakes or pandemics/epidemics;

•Other factors that are described in “Risk Factors” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K; and

•Other risks and factors detailed from time to time in reports filed by Brookfield DTLA with the United States Securities and Exchange Commission.

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

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, tabular amounts are presented in thousands, except leasing information, percentage data and years.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Brookfield DTLA,” the “Company,” “us,” “we” and “our” refer to Brookfield DTLA Fund Office Trust Investor Inc. together with its direct and indirect subsidiaries.

Item 1.    Business.

Our Company

Brookfield DTLA is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis.

As of December 31, 2020 and 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

On May 31, 2019, Brookfield DTLA Fund Properties II LLC (“Fund II”), a wholly-owned subsidiary of the Company, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings LLC, a wholly-owned subsidiary of DTLA Holdings. As of December 31, 2020, the Company’s ownership interest in the joint venture was 47.8%, a decrease from 55.8% as of December 31, 2019 as a result of additional capital contributed by Brookfield DTLA FP IV Holdings LLC to the joint venture during the year ended December 31, 2020.

Brookfield DTLA primarily receives its income from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its tax period ended December 31, 2013. Brookfield DTLA conducts and intends to conduct its operations so as to continue to qualify as a REIT.

Corporate Strategy

Brookfield DTLA’s current strategy is to own and invest in commercial properties primarily in the LACBD that are of high-quality, determined by management’s view of the certainty of receiving lease income payments generated by the tenants of those assets.

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

Management also views the unconsolidated real estate joint venture, Brookfield DTLA Fund Properties IV LLC, as a separate operating segment. This joint venture engages in the development of the multifamily residential real estate property, 755 South Figueroa, which has different economic characteristics compared to commercial office and retail properties described above. The progress of the development project, funding requirements, projected returns and other discrete financial information of the joint venture are regularly reviewed by management to assess performance. However, since this joint venture is not considered material to the overall results of the Company, it is not a reportable segment.

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

A significant portion of Brookfield DTLA’s lease income is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated lease income during the years ended December 31, 2020, 2019 and 2018. See Item 2. “Properties—Tenant Information.”

During the years ended December 31, 2020, 2019 and 2018, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 97%, 96% and 98% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. In addition, some of our properties contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We can make no assurance that costs of future environmental compliance will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, financial condition or results of operations. None of our recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

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

Insurance

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $465.0 million of earthquake insurance for California, and $350.0 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s properties located in the United States.

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

Employees

As of December 31, 2020, Brookfield DTLA had no employees. The operations and activities of Brookfield DTLA are externally managed by employees of the Manager.

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

Item 1A.    Risk Factors.

The following is a discussion of the risk factors that Brookfield DTLA’s management believes are material to Brookfield DTLA at this time. These risks and uncertainties are not the only ones facing Brookfield DTLA and there may be additional matters that Brookfield DTLA is unaware of or that Brookfield DTLA currently considers immaterial. In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider the following risk factors. If any of these risks occur, our business, financial condition and operating results could be harmed, the market value of the Series A preferred stock could decline and stockholders could lose part or all of their investment.

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

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC for which it will be entitled to receive a preferred return. Effective November 2020, pursuant to the Amendment to Limited Liability Company Agreement of Fund II, such contribution commitment increased by $50.0 million to $310.0 million. As of December 31, 2020, $46.7 million is available to the Company under this commitment for future funding.

The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II held by Brookfield DTLA and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

There may be conflicts of interest in Brookfield DTLA’s relationship with the Manager. Brookfield DTLA and its subsidiaries have entered or may enter into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. In consideration for the services provided under these arrangements, the Manager is paid fees by Brookfield DTLA and its subsidiaries. There can be no assurance that these agreements will be made on terms that will be at least as favorable to Brookfield DTLA and its subsidiaries as those that could have been obtained in an arm’s length transaction between parties that are not affiliated. Accordingly, these agreements may involve conflicts between the interests of the Manager, on the one hand, and Brookfield DTLA and its subsidiaries, on the other hand.

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

COMPANY AND REAL ESTATE INDUSTRY RISKS

The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus. Prior to the end of the first quarter of 2020, there was a global outbreak of a new strain of coronavirus (“COVID-19”), prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The COVID-19 pandemic and the measures taken by the state and local governments in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations and financial condition. Following the outbreak of the pandemic, higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited or shut down statewide in California (the “Shutdown”). As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of the COVID-19 pandemic, including any responses to it, will be on the Company or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity and transmissibility of this coronavirus and actions taken to contain COVID-19 or its impact, including the pace, availability, distribution and acceptance of effective vaccines, among others. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows. Additional future impacts and material adverse effect on the Company may include, but are not limited to:

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
•Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and demand; and
•Expected completion dates for our construction projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the Shutdown.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Brookfield DTLA’s economic performance and the value of its real estate assets are subject to the risks incidental to the ownership and operation of real estate properties. Brookfield DTLA’s economic performance, the value of its real estate assets and, therefore, the value of the Series A preferred stock, is subject to the risks normally associated with the ownership and operation of real estate properties, including but not limited to: downturns and trends in the national, regional and local economic conditions where our properties are located; global economic conditions; the cyclical nature of the real estate industry; adverse economic or real estate developments in Southern California, particularly in the LACBD; local real estate market conditions; our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all; changes in interest rates and the availability of financing; competition from other properties; the need to periodically renovate, repair and re-lease space and the costs thereof; increases in maintenance, insurance and operating costs; civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; a decrease in the attractiveness of our properties to tenants; a decrease in the underlying value of our properties; and certain significant expenditures, including property taxes, maintenance costs, debt payments, insurance costs and related charges that must be made regardless of whether or not a property is producing sufficient income to service these expenses.

The results of our business and our financial condition are significantly dependent on the economic conditions and demand for office space in southern California. All of Brookfield DTLA’s properties are located in Los Angeles County, California in the LACBD, which may expose us to greater economic risks than if most of our properties were located in a different geographic region or more geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for Class A office space, particularly in the LACBD, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments could include oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of our properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes; costs of complying with state, local and federal government regulations or increased regulation and other factors. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many other U.S. states, which may adversely impact the market, including the demand for, office space in California. There can be no assurance as to the growth of the Southern California or the national economy or our future growth rate.

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

Brookfield DTLA could be adversely impacted by tenant defaults, bankruptcies or insolvencies. Brookfield DTLA owns, operates and manages commercial office and retail properties in the LACBD and receives its income primarily from lease income generated from tenants of those properties. Tenants of our properties may experience a downturn in their business from the effects of the Shutdown, which could cause the loss of tenants or weaken their financial condition and result in the tenants’ inability to make lease payments when due or require rent concessions. If a tenant defaults, we may experience delays and incur costs in enforcing our rights as landlord and protecting our investments. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict a tenant solely because of its bankruptcy. In addition, the bankruptcy court may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt or insolvent tenant will pay in full the amounts it owes under a lease. The loss of lease payments from tenants and costs of re-leasing would adversely affect our cash flows, operating results and financial condition. In the event of a significant number of lease defaults and/or tenant bankruptcies, it may be difficult, costly and time consuming to attract new tenants and lease the space for the rent and on terms as favorable as the previous leases or at all. The loss of lease payments from tenants and costs of re-leasing would adversely affect our operating results and financial condition, and our cash flows may not be sufficient to meet all of our obligations and liabilities.

There are numerous risks associated with the use of debt to finance our business, including refinancing and interest rate risks. Brookfield DTLA incurs debt in the ordinary course of its business and therefore is subject to the risks associated with debt financing. These risks, including the following, may adversely impact our operating results and financial condition: our cash flows may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses and meet all of our other obligations; for our variable-rate debt, there can be no assurance that the benchmarks on which these debt is based will not increase in the future and there is can no assurance that we will hedge such exposure effectively or at all in the future; we may not be able to refinance indebtedness on our properties at maturity due to business and market factors (including: disruptions and volatility in the capital and credit markets, the estimated cash flows of our properties, and the value (or appraised value) of our properties); financial, competitive, business and other factors, including factors beyond our control; and if refinanced, the terms of a refinancing may not be as favorable to us as the original terms of the related indebtedness. The prevailing interest rates or other factors at the time of refinancing could increase our interest expense.

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

We are subject to possible environmental liabilities and other possible liabilities. As an owner and manager of real property, we are subject to various laws relating to environmental matters. These laws could hold us liable for the costs of removal and remediation of certain hazardous substances or wastes present in our buildings, released or deposited on or in our properties or disposed of at other locations. These costs could be significant and would reduce cash available for our business. The failure to remove or remediate such substances could adversely affect our ability to sell our properties or our ability to borrow using real estate as collateral, and could potentially result in claims or other proceedings against us. Environmental laws and regulations can change rapidly and compliance with more stringent environmental laws and regulations could have an adverse effect on our business, financial condition or results of operations.

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

Future terrorist attacks in the United States could harm the demand for and the value of our properties. Future terrorist attacks in the U.S., such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Certain of the properties we own are well-known landmarks located in Downtown Los Angeles and may be perceived as more likely terrorist targets than similar, less recognizable properties. To the extent that future terrorist attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

Climate change may adversely impact our operations and markets. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in intense precipitation and extreme heat events, as well as tropical and non-tropical storms. The occurrence of one or more natural disasters, such as fires, floods and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively impact our financial performance. To the extent these events result in significant damage to or closure of one or more of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage and increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

GENERAL RISK FACTORS

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

The failure of our information technology systems, or an act of deliberate cyber terrorism, could adversely impact our reputation and financial performance. We operate in businesses that are dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level, either of which could have a material adverse effect on us. We rely on third-party service providers to manage certain aspects of our business, including for certain information systems and technology, data processing systems, and the secure processing, storage and transmission of information. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could adversely affect our business and reputation. We rely on certain information technology systems which may be subject to cyber terrorism intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses, cyber-attacks and other means, and could originate from a variety of sources including our own employees or unknown third parties. Any such breach or compromise could also go undetected for an extended period. There can be no assurance that measures implemented to protect the integrity of our systems will provide adequate protection or enable us to detect and remedy any such breaches or compromises in a timely manner or at all. If our information systems are compromised, we could suffer a disruption in one or more of our businesses. This could have a negative impact on our financial condition and results of operations or result in reputational damage.

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

Historical Percentage Leased and Rental Rates

The following table sets forth the percentage leased, annualized rent, and annualized rent per rentable square foot of executed leases at Brookfield DTLA’s properties as of the dates indicated:

	Percentage Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

December 31, 2020	79.1%	$165,568,312	$27.62
December 31, 2019	82.9%	$168,904,581	$26.87
December 31, 2018	86.3%	$167,124,493	$25.74
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated. Total abatements for executed leases as of December 31, 2020 for the twelve months ending December 31, 2021 are approximately $6.1 million, or $1.02 per leased square foot. Total abatements for executed leases as of December 31, 2019 for the twelve months ended December 31, 2020 were approximately $7.9 million, or $1.25 per leased square foot. Total abatements for executed leases as of December 31, 2018 for the twelve months ended December 31, 2019 were approximately $12.3 million, or $1.89 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2020:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2019	6,286,137	82.9%
Contractual expirations and early terminations	(707,209)	(9.3)%
New leases	170,934	2.3%
Renewals	243,643	3.2%
Remeasurement adjustments	2,012	—%
Leased square feet as of December 31, 2020	5,995,517	79.1%

Property Statistics

The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2020:

				Square Feet
Property	Number of Buildings	Number of Tenants	Year Acquired/ Constructed	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	28	2006	1,405,428	18.5%	86.3%	$33,039,456	$27.23
Wells Fargo Center–North Tower	1	38	2013	1,400,639	18.5%	84.2%	34,294,761	29.08
Gas Company Tower	1	26	2013	1,345,163	17.8%	79.7%	29,150,850	27.20
EY Plaza	1	45	2006	963,682	12.7%	80.2%	20,772,274	26.86
FIGat7th	1	28	2013	316,250	4.2%	89.2%	6,646,077	23.55
Wells Fargo Center–South Tower	1	21	2013	1,124,960	14.8%	63.9%	20,337,828	28.30
777 Tower	1	49	2013	1,024,835	13.5%	73.9%	21,327,066	28.17
	7	235		7,580,957	100.0%	79.1%	$165,568,312	$27.62
__________
(1)    Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2020. This amount reflects total base rent before any rent abatements as of December 31, 2020. Total abatements for executed leases as of December 31, 2020 for the twelve months ending December 31, 2021 are approximately $6.1 million, or $1.02 per leased square foot.
(2)    Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2020.

Tenant Information

As of December 31, 2020, Brookfield DTLA’s properties were leased to 235 tenants. The following table sets forth the annualized rent and leased square feet of our ten largest tenants as of December 31, 2020:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased Square Feet	% of Total Leased Square Feet	Year of Expiry

1	Latham & Watkins LLP	$10,451,931	6.4%	321,813	5.4%	Various
2	The Capital Group Companies	10,266,910	6.2%	403,547	6.6%	Various
3	Southern California Gas Company	8,354,098	5.0%	350,998	5.9%	2026
4	Wells Fargo Bank National Association	7,280,336	4.4%	293,383	4.9%	2023
5	Bank of America N.A.	6,952,455	4.2%	209,310	3.5%	2029
6	Gibson, Dunn & Crutcher LLP	6,200,582	3.7%	215,155	3.6%	2035
7	Oaktree Capital Management, L.P.	5,791,198	3.5%	208,148	3.5%	2030
8	Sheppard, Mullin, Richter	5,083,470	3.1%	173,959	2.9%	2025
9	Sidley Austin (CA) LLP	3,678,693	2.2%	135,798	2.3%	2024
10	Ernst & Young U.S. LLP	3,577,071	2.2%	127,613	2.1%	2032
		$67,636,744	40.9%	2,439,724	40.7%
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2020. This amount reflects total base rent before any rent abatements as of December 31, 2020. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information of our ten largest tenants regarding lease expirations in leased square feet by year as of December 31, 2020 (in thousands, except years):

Tenant		2021	2022	2023	2024	2025	2026	Beyond	Total	Year of Final Expiry

1	Latham & Watkins LLP	77	—	—	—	162	—	83	322	2031
2	The Capital Group Companies	53	—	—	—	—	—	350	403	2033
3	Southern California Gas Company	—	—	—	—	—	351	—	351	2026
4	Wells Fargo Bank National Association	—	—	293	—	—	—	—	293	2023
5	Bank of America N.A.	—	—	—	—	—	—	209	209	2029
6	Gibson, Dunn & Crutcher LLP	—	—	—	—	—	—	215	215	2035
7	Oaktree Capital Management, L.P.	—	—	—	—	—	—	208	208	2030
8	Sheppard, Mullin, Richter	—	—	—	—	174	—	—	174	2025
9	Sidley Austin (CA) LLP	—	—	—	136	—	—	—	136	2024
10	Ernst & Young U.S. LLP	—	—	—	—	—	—	128	128	2032
	Leased square feet expiring by year	130	—	293	136	336	351	1,193	2,439
	Percentage of leased square feet expiring by year	2.2%	—%	4.9%	2.3%	5.6%	5.9%	19.8%	40.7%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2020, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2021	269,406	4.5%	$7,885,514	4.8%	$29.27	$29.37
2022	390,666	6.5%	10,719,875	6.5%	27.44	28.93
2023	950,941	15.9%	24,030,279	14.4%	25.27	27.10
2024	544,131	9.1%	15,703,621	9.5%	28.86	32.06
2025	716,816	12.0%	20,264,388	12.2%	28.27	32.47
2026	550,019	9.2%	13,832,978	8.4%	25.15	29.40
2027	269,992	4.5%	7,775,770	4.7%	28.80	35.27
2028	101,435	1.7%	3,029,863	1.8%	29.87	39.28
2029	303,025	5.1%	9,921,039	6.0%	32.74	43.05
2030	331,831	5.5%	10,074,389	6.1%	30.36	40.24
Thereafter	1,567,255	26.0%	42,330,596	25.6%	27.01	40.93
Total expiring leases	5,995,517	100.0%	$165,568,312	100.0%	$27.62	$34.35
Currently available	1,585,440
Total rentable square feet	7,580,957

(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2020. This amount reflects total base rent before any rent abatements as of December 31, 2020. Total abatements for executed leases as of December 31, 2020 for the twelve months ending December 31, 2021 are approximately $6.1 million, or $1.02 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2020.
(3)Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2020, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of December 31, 2020 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$908,500	40%	4.19%	2 years
Variable-rate (1) (2)	1,340,796	60%	2.52%	4 years
	$2,249,296	100%	3.19%	3 years
__________
(1)As of December 31, 2020 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of December 31, 2020 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of December 31, 2020, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Secured Debt, Net.”

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto that appear in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA owns and manages six Class A office properties and a retail center, consisting of 7,580,957 rentable square feet in total. Additionally, Brookfield DTLA also has an indirect noncontrolling interest in an unconsolidated real estate joint venture that owns a multifamily residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”). The following table sets forth information regarding these properties:

Name	Property Type	Ownership Percentage

Bank of America Plaza (“BOA Plaza”)	Class A office	100%
Wells Fargo Center–North Tower	Class A office	100%
Gas Company Tower	Class A office	100%
EY Plaza	Class A office	100%
Wells Fargo Center–South Tower	Class A office	100%
777 Tower	Class A office	100%
FIGat7th	Retail center	100%
755 South Figueroa	Multifamily residential (under development)	47.8%

Brookfield DTLA primarily receives its income from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Organization and Description of Business” for more information regarding the organization and background of Brookfield DTLA.

Current Year Highlights

The COVID-19 pandemic

Prior to the end of the first quarter of 2020, there was a global outbreak of a new strain of Coronavirus (“COVID-19”) which prompted government and businesses to take unprecedented measures in response. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; there has been significant volatility in financial markets, resulting in uncertainty in equity prices, increased interest spreads, and lower interest rates; and local, regional, national and international economic conditions, as well as the labor markets, were adversely impacted.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our properties, which are located in the City of Los Angeles, have been adversely affected as a result of the Shutdown and the preventive measures taken to combat the spread of the pandemic. Some of the effects include the following:

•Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. During the year ended December 31, 2020, total lease income and parking revenue from FIGat7th represented approximately 3% of the consolidated total, compared to 4% for the same periods in both 2019 and 2018. Due to the uncertainties posed to our tenants in FIGat7th by the COVID-19 pandemic, during the year ended December 31, 2020, the Company recognized adjustments of $2.3 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of December 31, 2020, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the year ended December 31, 2020, the Company recognized adjustments of $6.1 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•Parking net operating income, which represents parking revenue less parking expenses, declined by $12.2 million or 42% from $29.3 million during the year ended December 31, 2019 to $17.1 million during the year ended December 31, 2020, as a result of the Shutdown that impacted both our office and retail properties.

•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and reductions in projected leasing of available space. While the carrying values of the properties are recorded at cost less accumulated depreciation, we estimate the undiscounted cashflows and fair values of the properties as part of our impairment review of investments in real estate. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies—Significant Accounting Policies—Impairment Review” for further discussion.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company received certain rent relief requests for certain periods in 2020 from many of our retail tenants and some of our office tenants as a result of the Shutdown. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals and rent abatements on a lease-by-lease basis.

The following table sets forth information regarding the collection percentage as of December 31, 2020 related to the amounts due from our tenants:

	As of December 31, 2020
Property Type	March 2020 Billings Collected(1)	Second Quarter of 2020 Billings Collected(1)	Third Quarter of 2020 Billings Collected(1)	Fourth Quarter of 2020 Billings Collected(1)
Office	100%	98%	98%	98%
Retail	97%	39%	62%	65%
Total	100%	96%	97%	97%
(1)Adjusted for rent concessions granted to tenants.

See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies—Rents, Deferred Rents and Other Receivables, Net” for a discussion of how we assess the collectibility of amounts due under leases with our tenants.

As a result of the impact of the Shutdown, we expect our 2021 revenue and cash flows to be negatively impacted by (1) reduced parking revenue as a result of employees of our office tenants working from home, and closures or limited operations of retail stores and restaurants, (2) lower collections of amounts due under leases with our tenants, and (3) a slowdown in leasing activity for both vacant and expiring space.

In addition, see Part I, Item 1A. “Risk Factors” for a discussion about risks that the Shutdown directly or indirectly may pose to our business.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing activity and occupancy level

Looking back on 2020, the year was dominated by the COVID-19 pandemic causing significant uncertainty for most sectors, including the commercial real estate industry. Leasing activity decreased as a result. During 2020, we executed new and renewal leases totaling 414,577 square feet within our portfolio, compared to 695,054 square feet in 2019, a decrease of 40% year over year. Contractual expirations and early terminations of leases totaled 707,209 square feet in 2020, compared to 950,567 square feet in 2019, a decrease of 26% year over year. As a result of the negative net absorption, occupancy decreased from 82.9% in 2019 to 79.1% in 2020. See "Leasing Activity" for details.

Financing

During 2020, Brookfield DTLA shored up its financial positions with net proceeds from the upsized refinancing of the loans secured by EY Plaza. In September 2020, Brookfield DTLA closed a $305.0 million interest-only debt secured by EY Plaza. This debt, which is scheduled to mature in October 2025, bears interest at LIBOR plus 3.25%. Part of the proceeds from this debt was used to pay off the original $265.0 million debt scheduled to mature in November 2020 that previously encumbered the property. See "Indebtedness" for details.

In February 2021, Brookfield DTLA closed a $465.0 million interest-only debt secured by Gas Company Tower. This debt, which is scheduled to mature in February 2026, bears interest at LIBOR plus 2.95%. All the proceeds from this debt were used to pay off the original $450.0 million debt that previously encumbered the property and to satisfy the new loans’ required reserves. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Subsequent Event” for details.

Capital Improvements

The atrium development project at Wells Fargo Center was completed during the third quarter of 2020 and the construction of the food vendor spaces is ongoing with anticipated openings starting in 2021, pending any further modifications to COVID-19 mandates affecting retail openings.

In response to the Shutdown since the first quarter of 2020, Brookfield DTLA strategically deferred and cancelled various capital expenditure projects of lower priority. Further, expenditures for tenant improvements declined in response to decreased leasing activity in 2020. Accordingly, expenditures for real estate improvements decreased from $148.6 million in 2019 to $78.5 million in 2020, a decrease of $70.2 million or 47% year over year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. As of December 31, 2020 and 2019, we had $37.4 million and $34.0 million, respectively, of cash and cash equivalents. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities without issuing additional debt or equity, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock.

Brookfield DTLA’s primary liquidity sources and uses during the years ended December 31, 2020, 2019 and 2018 are as follows:

Sources:
•Cash provided by operating activities, see “Leasing Activity” and “Discussion of Consolidated Cash Flows — Operating Activities” ;
•Proceeds from additional secured debt financings, see “Indebtedness”; and
•Contributions from noncontrolling interests, see “Discussion of Consolidated Cash Flows — Financing Activities”.

Uses:
•Cash used in operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities”;
•Capital expenditures and leasing costs, see “Capital Expenditures and Leasing Costs”;
•Payments in connection with secured debt, see “Indebtedness”; and
•Distributions to noncontrolling interests, see “Discussion of Consolidated Cash Flows — Financing Activities”.

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

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2021 business plan, Brookfield DTLA projects spending approximately $267.5 million over the next five years consisting of $184.1 million for tenant improvements, $71.2 million for leasing costs and $12.2 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, elevator modernization, upgrades to emergency generators and replacement of transformers. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

See “Indebtedness” below for more information regarding future advance amounts available as of December 31, 2020 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Indebtedness

During the year ended December 31, 2020, our issuances and repayments of debt included the following:

	Interest Rate Type	Effective Date	Maturity Date/Term to Maturity (1)	Interest Rate as of Effective Date	Principal Amount
Issuances
EY Plaza	Variable	9/23/2020	10/9/2025	3.01%	$275,000
EY Plaza	Variable	9/23/2020	10/9/2025	7.00%	30,000
Weighted average/total			5 years	3.40%	$305,000

Repayments of debt
EY Plaza	Variable swapped to fixed	9/23/2020	11/27/2020	3.80%	$230,000
EY Plaza	Variable	9/23/2020	11/27/2020	4.80%	35,000
Weighted average/total			N/A	3.93%	$265,000
(1)    Maturity dates include the effect of extension options that the Company controls.
N/A    Not applicable since the loans were fully repaid as of December 31, 2020.

After repayments of debt, the net proceeds received from our debt issuances amounted to approximately $32.9 million, of which $20.5 million was deposited into a cash account held by the lenders as reserve fund to satisfy various outstanding lease-related obligations (such as free rent or rent abatement, discounted or free parking rent and leasing costs) that existed as of the closing date. The remaining net proceeds of approximately $12.4 million is intended for funding various capital and tenant improvements at the properties.

The new $305.0 million loan is comprised of a $275.0 million mortgage loan, a $30.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.86% and 6.85%, respectively, requires the payment of interest-only until maturity, and matures initially on October 9, 2022. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until October 2021 after which the loan may be repaid without prepayment fees. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property. Brookfield DTLA has three options to extend the loans maturity dates for a period of one year each, as long as the maturity date of the mezzanine loan is extended simultaneously with the mortgage loan, and no Event of Default (as defined in the underlying loan agreements) has occurred.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
As of December 31, 2020, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of December 31, 2020 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$908,500	40%	4.19%	2 years
Variable-rate (1) (2)	1,340,796	60%	2.52%	4 years
Total secured debt	$2,249,296	100%	3.19%	3 years
__________
(1)As of December 31, 2020 and through the date of this Report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of December 31, 2020 and through the date of this Report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of December 31, 2020, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

As of December 31, 2020, we were in the process of refinancing the debt secured by Gas Company Tower totaling $450.0 million prior to its scheduled maturity in August 2021. The refinance was completed on February 5, 2021. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Subsequent Event” for further details.

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

Debt Compliance

As of December 31, 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of December 31, 2020, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center —North Tower that did not meet their respective minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met.

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

Wells Fargo Center–North Tower —

As of December 31, 2020, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, capital expenditures and leasing costs; property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep has not started as of December 31, 2020.

Gas Company Tower —

Pursuant to the terms of the Gas Company Tower senior mortgage loan agreement, effective June 2020, a cash sweep event commenced upon exercise of lease contraction rights by one of the major tenants. While this is not an Event of Default, all available cash (as defined in the underlying loan agreement) is currently swept to an account managed by the lender. The lender will regularly fund operating expenses based on an approved budget, and the borrower may request the release of additional funds to cover approved leasing costs. The cash sweep event ended in February 2021 upon the refinancing and repayment of the Gas Company Tower senior mortgage and mezzanine loans. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Subsequent Event” for further details.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

Occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2020:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2019	6,286,137	82.9%
Contractual expirations and early terminations	(707,209)	(9.3)%
New leases	170,934	2.3%
Renewals	243,643	3.2%
Remeasurement adjustments	2,012	—%
Leased square feet as of December 31, 2020	5,995,517	79.1%

Lease contractual expirations and early terminations. The following table summarizes the large contractual expiries and early terminations at Brookfield DTLA’s properties during the year ended December 31, 2020:

Tenant	Property	Leased Square Feet

Kirkland & Ellis LLP	BOA Plaza	74,343
Reed Smith LLP	Wells Fargo Center–South Tower	67,368
Pillsbury Winthrop Shaw Pittman LLP	EY Plaza	63,048
Southern California Gas Company	Gas Company Tower	54,850
Richards, Watson & Gershon	Wells Fargo Center–South Tower	43,979
Latham & Watkins LLP	Wells Fargo Center–South Tower, Gas Company Tower	39,294
Yukevich Cavanaugh	Wells Fargo Center–South Tower	35,440
Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	27,009
Oaktree Capital Management, L.P.	Wells Fargo Center–North Tower	26,116
Dykema Gossett PLLC	Wells Fargo Center–North Tower	25,502
Wells Capital Management Inc	Gas Company Tower	24,774
Convene	777 Tower, FIGat7th	21,923
City Storage Systems LLC	777 Tower	17,361
Brown & Riding Insurance Services, Inc.	777 Tower	10,254
WeWork	Gas Company Tower	9,802
Total		541,063

Decline in occupancy during the year ended December 31, 2020 was mainly attributable to contractual expirations and early terminations of lease agreements. Leasing volume for the year ended December 31, 2020, compared to the same period in 2019, is down significantly and we expect the same trend for the first half of 2021. Many companies have paused anticipated leasing transactions while they re-direct their focus on addressing the impact of the Shutdown on their business, including protecting their employees and managing financial and operating matters. At the same time, we have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2020:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	86.3%	$33,039,456	$27.23
Wells Fargo Center–North Tower	1,400,639	18.5%	84.2%	34,294,761	29.08
Gas Company Tower	1,345,163	17.8%	79.7%	29,150,850	27.20
EY Plaza	963,682	12.7%	80.2%	20,772,274	26.86
FIGat7th	316,250	4.2%	89.2%	6,646,077	23.55
Wells Fargo Center–South Tower	1,124,960	14.8%	63.9%	20,337,828	28.30
777 Tower	1,024,835	13.5%	73.9%	21,327,066	28.17
	7,580,957	100.0%	79.1%	$165,568,312	$27.62
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2020. This amount reflects total base rent before any rent abatements as of December 31, 2020. Total abatements for executed leases as of December 31, 2020 for the twelve months ending December 31, 2021 are approximately $6.1 million, or $1.02 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2020.

Average asking net effective rents in the LACBD were essentially flat during the year ended December 31, 2020. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2020, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2021	269,406	4.5%	$7,885,514	4.8%	$29.27	$29.37
2022	390,666	6.5%	10,719,875	6.5%	27.44	28.93
2023	950,941	15.9%	24,030,279	14.4%	25.27	27.10
2024	544,131	9.1%	15,703,621	9.5%	28.86	32.06
2025	716,816	12.0%	20,264,388	12.2%	28.27	32.47
2026	550,019	9.2%	13,832,978	8.4%	25.15	29.40
2027	269,992	4.5%	7,775,770	4.7%	28.80	35.27
2028	101,435	1.7%	3,029,863	1.8%	29.87	39.28
2029	303,025	5.1%	9,921,039	6.0%	32.74	43.05
2030	331,831	5.5%	10,074,389	6.1%	30.36	40.24
Thereafter	1,567,255	26.0%	42,330,596	25.6%	27.01	40.93
Total expiring leases	5,995,517	100.0%	$165,568,312	100.0%	$27.62	$34.35
Currently available	1,585,440
Total rentable square feet	7,580,957
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2020. This amount reflects total base rent before any rent abatements as of December 31, 2020. Total abatements for executed leases as of December 31, 2020 for the twelve months ending December 31, 2021 are approximately $6.1 million, or $1.02 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2020.
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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Year Ended December 31,		Dollar Change
	2020	2019

Net cash provided by operating activities	$52,949	$39,785	$13,164
Net cash used in investing activities	$(58,062)	$(127,775)	$69,713
Net cash provided by financing activities	$29,608	$41,208	$(11,600)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants, and (4) changes in working capital. The increase in cash provided by operating activities is primarily due to decreases in interest payments on secured debt by $16.1 million and operating expenses by $9.4 million, partially offset by a decrease in parking revenue by $11.9 million resulting from the “stay-at-home” order implemented since March 2020.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures and tenant improvement activities for its properties. The decrease in net cash used in investing activities was mainly due to decreases in cash outflows for tenant improvements by $53.1 million, attributable to a decline in leasing activity in the year ended December 31, 2020 compared to the same period in 2019. In addition, the decrease in net cash used in investing activities was also attributable to a decrease in capital expenditures by $16.6 million. In response to the Shutdown since the first quarter of 2020, Brookfield DTLA strategically deferred and cancelled various capital expenditure projects of lower priority. In addition, following the completion of the atrium development project at Wells Fargo Center in the third quarter of 2020, capital expenditures decreased by $14.4 million from $37.0 million during the year ended December 31, 2019 to $22.6 million during the year ended December 31, 2020.

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
During the year ended December 31, 2020, net proceeds from the refinancing of the loans secured by EY Plaza office property and proceeds from the Series B preferred interest were the main source of cash provided by financing activities. As Brookfield DTLA had excess cash from operating activities generated from properties and upsized loan refinancing secured by EY Plaza, it repurchased $34.2 million of the Series B preferred interest and made distributions of $17.9 million to the Series B preferred interest. In comparison, during the year ended December 31, 2019, net proceeds from the refinancing of the loans secured by the 777 Tower office property and cash received from the lender for approved leasing costs under the future advance portion of the Wells Fargo Center–South Tower mortgage loan, partially offset by repurchases of and net distributions to the Series B preferred interest, were the primary source of net cash provided by financing activities during the year ended December 31, 2019.

The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. To provide future funding for general corporate expenses, capital expenditures and leasing costs, effective November 2020, an amendment was made to the Limited Liability Company Agreement of Fund II, whereby DTLA Holdings increased the capital contribution commitment to Fund II by $50.0 million to $310.0 million.

Comparison of the Year Ended December 31, 2019 to December 31, 2018

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Consolidated Cash Flows” in Brookfield DTLA's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 26, 2020 for a discussion of Brookfield DTLA’s consolidated cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

The full extent of the impact of the Shutdown on our business, operations and financial results depends on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that the Shutdown will have on our tenants, employees, contractors, lenders, suppliers, and vendors; any material effect on these parties could also have a material adverse effect on us. The impact of the Shutdown on our revenue, in particular lease income and parking revenue for 2021 and thereafter, also cannot be determined at present. The situation surrounding COVID-19 remains fluid and we are actively managing our response in collaboration with our tenants and government officials and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Part I, Item 1A. “Risk Factors” for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

Comparison of the Year Ended December 31, 2020 to December 31, 2019

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended December 31,		Increase/ (Decrease)	% Change
	2020	2019
Revenue:
Lease income	$256.7	$276.9	$(20.2)	(7)%
Parking	27.8	39.7	(11.9)	(30)%
Interest and other	1.0	1.2	(0.2)	(16)%
Total revenue	285.5	317.8	(32.3)	(10)%

Expenses:
Rental property operating and maintenance	96.3	105.7	(9.4)	(9)%
Real estate taxes	39.3	37.7	1.6	4%
Parking	10.6	10.4	0.2	2%
Other expenses	14.0	9.0	5.0	55%
Depreciation and amortization	104.9	105.5	(0.6)	(1)%
Interest	82.8	98.9	(16.1)	(16)%
Total expenses	347.9	367.2	(19.3)	(5)%
Other (Expense) Income:
Gain from derecognition of assets	—	24.8	(24.8)	(100)%
Equity in loss of unconsolidated real estate joint venture	(0.5)	(2.1)	1.6	(76)%
Total other (expense) income	(0.5)	22.7	(23.2)	(102)%
Net loss	$(62.9)	$(26.7)	$(36.2)	136%

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Lease Income

Lease income decreased largely as a result of a reduction in occupancy and adjustments for credit losses of $8.4 million to reflect the impact of the Shutdown on collectibility. See “Leasing Activity” for further details of occupancy.

Parking

Parking revenue includes monthly and transient parking income. With non‑essential businesses closed and employees working from home, parking revenue decreased accordingly.

Rental Property Operating and Maintenance

Rental property operating and maintenance expense decreased as most of our office tenants have been working remotely since the issuance of the “stay-at-home” order in March 2020.

Other Expenses

In 2017, an affiliate of the Company obtained a construction loan of $2.6 million from Wells Fargo Center–North Tower. During the year ended December 31, 2020, the Company fully reserved the construction loan and interest receivable of $2.5 million and $144 thousand, respectively, as collection was not deemed probable. The related charges are included in other expenses in the consolidated statements of operations.

In addition, as a result of the refinancing of the loans secured by EY Plaza in September 2020, Brookfield DTLA recognized a realized loss on interest rate swap contracts of $1.8 million and a loss on early extinguishment of debt and termination of interest rate swap contracts of $1.0 million to other expenses.

Interest Expense

Interest expense decreased primarily due to decline in weighted average LIBOR rates on our variable-rate debt from 2.16% for the year ended December 31, 2019 to 0.49% for the year ended December 31, 2020.

Gain from Derecognition of Assets

During the year ended December 31, 2019, Fund II entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, in exchange for noncontrolling interests in a new joint venture formed with Brookfield DTLA FP IV Holdings LLC, and recognized a $24.8 million gain. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Investment in Unconsolidated Real Estate Joint Venture”.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Year Ended December 31, 2019 to December 31, 2018

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Results of Operations” in Brookfield DTLA's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 26, 2020 for a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures or capital resources that is material to stockholders as of December 31, 2020 and 2019, and the date this report was filed.

Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2020, including any guaranteed or minimum commitments under contractual obligations:

	2021	2022	2023	2024	2025	Thereafter	Total

Principal payments on secured debt (1)(2)(3)	$450,000	$—	$819,296	$675,000	$305,000	$—	$2,249,296
Interest payments –
Fixed-rate debt (4)	30,590	18,726	16,803	11,025	—	—	77,144
Variable-rate debt (5)	34,202	34,202	30,687	16,042	8,144	—	123,277
Tenant-related commitments (6)	18,568	29,703	1,150	997	1,558	1,153	53,129
Construction-related commitments (7)	3,629	—	—	—	—	—	3,629
	$536,989	$82,631	$867,936	$703,064	$314,702	$1,153	$2,506,475
__________
(1)In February 2021, Brookfield DTLA refinanced the $450.0 million mortgage and mezzanine loans maturing in August 2021 secured by the Gas Company Tower office property. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Subsequent Event” for further details.
(2)BAM owns a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower, which matures in October 2023. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Related Party Transactions.”
(3)Based on the maturity dates after the impact of extension options that the Company controls, if applicable.
(4)Interest payments on fixed-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and contractual interest rates.
(5)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate in place on the debt as of December 31, 2020 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (2) above total $1.8 million for 2021, $1.8 million for 2022, and $1.4 million for 2023.
(6)Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of December 31, 2020. Tenant-related commitments due to the related party lender of the loan described in (2) above total $0.3 million for 2021.
(7)Construction-related commitments include amounts due to contractors related to redevelopment projects at Wells Fargo Center based on executed contracts as of December 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Related Party Transactions

See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Related Party Transactions” of this Annual Report on Form 10-K.

Litigation

See Part I, Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of Brookfield DTLA’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. We believe that our most critical accounting policies relate to the following:

•Principles of consolidation
•Income taxes
•Recognition of lease income
•Impairment of long-lived assets
•Cost capitalization, depreciation and amortization
•Monitoring of tenant credit quality

See Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” for the summary of our significant accounting policies.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. In determining whether Brookfield DTLA has a controlling financial interest in an entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of each party as well as whether the entity is a variable interest entity (“VIE”) and Brookfield DTLA is the primary beneficiary.

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

Consideration of various factors includes, but is not limited to, Brookfield DTLA’s ability to direct the activities that most significantly impact the VIE’s economic performance, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the manager of and/or liquidate the entity. We have determined that we are the primary beneficiary of all VIEs and, as such, all intercompany transactions and balances are eliminated upon consolidation. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand, to make significant judgments, and to repeat the evaluation at each subsequent reporting date.

Income Taxes

Brookfield DTLA has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

Recognition of Lease Income

Brookfield DTLA’s lease income primarily represents revenue related to agreements for rental of our investments in real estate, subject to Accounting Standards Codification Topic 842, Leases. All of the leases in which the Company is the lessor are classified as operating leases. The Company’s leases do not have guarantees of residual value of the underlying assets.

The Company’s lease income is comprised of variable payments including fixed and contingent rental payments and tenant recoveries. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of lease income recognized during the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises.

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

If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When the Company is the owner of the tenant improvements, the tenant is not considered to have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as tenant inducement, which are included in rents, deferred rents and other receivables in the consolidated balance sheets and amortized as a reduction to lease income on a straight-line basis over the term of the related lease. The determination of tenant improvement ownership for accounting purpose is subject to significant judgment and is based on various factors including, but not limited to:

•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the lease stipulates how and on what a tenant improvement allowance may be spent.

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

Impairment of Long-lived Assets

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors that require management to make assumptions and apply judgement. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value.

Cost Capitalization, Depreciation and Amortization

The Company capitalizes costs associated with capital expenditures and tenant improvements. Capitalization of costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after the capital expenditures and tenant improvement projects are substantially complete and ready for its intended use are expensed as incurred. Expenditures for repairs and maintenance, borrowing costs, real estate taxes and insurance are expensed as incurred.

Amounts capitalized are depreciated or amortized over estimated useful lives determined by management. We depreciate buildings and building improvements based on the estimated useful lives of the asset, and we amortize tenant improvements that are determined to be assets of Brookfield DTLA over the shorter of their estimated useful life or the applicable lease term. All capitalized costs are depreciated or amortized using the straight-line method.

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Expenditure that meet one or more of the following criteria generally qualify for capitalization:

•provide benefit in future periods;
•extend the useful life of the asset beyond our original estimates; and
•increase the quality of the asset beyond our original estimates.

Monitoring of Tenant Credit Quality

During the term of each lease, Brookfield DTLA assesses collectibility of lease receivables by monitoring the credit quality and any related material changes of our tenants. This involves (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends.

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

Recently Issued Accounting Literature

Please refer to Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of this Annual Report on Form 10-K for information regarding the impact of the adoption of new accounting pronouncements during the year ended December 31, 2020.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flows. As of December 31, 2020, $1.3 billion, or 60%, of Brookfield DTLA’s debt bears interest at variable rates based on one‑month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate cap contracts in place as of December 31, 2020 are as follows:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest rate cap	$400,000	3.85%	10/15/2020	10/15/2021	$—
Interest rate cap	65,000	3.85%	10/15/2020	10/15/2021	—
Interest rate cap	35,000	3.85%	10/15/2020	10/15/2021	—
Interest rate cap	290,000	3.63%	11/4/2020	11/4/2022	3
Interest rate cap	268,600	4.00%	10/31/2019	11/10/2021	—
Interest rate cap	50,000	4.00%	10/31/2019	11/10/2021	—
Interest rate cap	275,000	4.00%	9/22/2020	10/15/2022	2
Interest rate cap	30,000	4.00%	9/22/2020	10/15/2022	—
Total	$1,413,600				$5

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact on Brookfield DTLA’s consolidated statements of operations and financial position during the year ended December 31, 2020:

		Fair Value of
	Interest Expense	Secured Debt

50 basis point increase	$6,797	$(8,655)
50 basis point decrease	$(6,797)	$7,069

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap contracts as of December 31, 2020.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield DTLA Fund Office Trust Investor Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment review — Refer to Note 2 to the financial statements

The Company’s investments in real estate is reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the investments in real estate may not be recoverable, which is referred to as a "triggering event" or an "impairment indicator". The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the COVID -19 pandemic on economic and market conditions, together with many of the Company's tenants working from home, was deemed to be a triggering event during the year ended December 31, 2020.

Due to the presence of impairment indicators, the Company assessed the expected undiscounted cash flows based on numerous factors, including the impact of the pandemic. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by an asset are less than its’ carrying amount, an impairment provision would be recorded to write down the carrying amount of such asset to its fair value. For the year ended December 31, 2020, no impairment loss has been recognized on real estate assets.

The assessment as to whether the Company's investments in real estate are impaired is highly subjective. The calculations involve management's best estimate of the holding period, market comparable properties, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one of more of these factors could materially impact whether a property is impaired as of any given valuation date.

Given the Company’s evaluation of possible impairment indications of it’s investments in real estate requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of investments in real estate may not be recoverable required a high degree of auditor judgment.

Our audit procedures related to the evaluation of investments in real estate for possible indications of impairment included the following, among others:

•We evaluated the Company’s assessment of impairment indicators and estimate of future operating performance of the assets by evaluating the following:

•Inquired with management, read minutes of executive committee and Board of Directors meetings and identified any indicators that it is likely a long-lived investments in real estate will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

•Tested investments in real estate for possible indications of impairment, including searching for adverse real-estate-specific and/or market conditions.

•Compared the carrying value of the assets to their respective fair values to assess whether any properties had a carrying value in excess of the fair value which could be an indication of impairment. Further, we evaluated the reasonableness of the cash flow assumptions utilized in the fair value analysis by testing management’s ability to forecast future cashflows by comparing actual results to management’s historical forecasts.

•With the assistance of our fair value specialists, we evaluated certain key assumptions utilized by management to fair value of the investments in real estate such as the (1) valuation methodology utilized by management; (2) and the discount rate, rental rates, growth rates, and capitalization rates ; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 25, 2021

We have served as the Company’s auditor since 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2020	2019
ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,307,762	2,283,350
Tenant improvements	437,114	419,670
Investments in real estate, gross	2,967,431	2,925,575
Less: accumulated depreciation	517,329	466,405
Investments in real estate, net	2,450,102	2,459,170
Investment in unconsolidated real estate joint venture	42,395	42,920
Cash and cash equivalents	37,394	33,964
Restricted cash	46,089	25,024
Rents, deferred rents and other receivables, net	133,639	138,010
Intangible assets, net	22,046	31,895
Deferred charges, net	63,406	68,290
Due from affiliates, net of allowance for loan losses of $2,653 and $0 as of December 31, 2020 and 2019, respectively	10,847	18,359
Prepaid and other assets, net	10,538	9,340
Total assets	$2,816,456	$2,826,972

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,239,640	$2,199,980
Accounts payable and other liabilities	96,041	79,845
Due to affiliates	1,700	5,400
Intangible liabilities, net	6,005	8,306
Total liabilities	2,343,386	2,293,531

Commitments and Contingencies (See Note 16)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	As of December 31,
	2020	2019
LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2020 and 2019	$447,028	$428,480
Noncontrolling Interests:
Series A-1 preferred interest	435,242	418,029
Senior participating preferred interest	20,413	22,362
Series B preferred interest	198,827	185,352
Total mezzanine equity	1,101,510	1,054,223

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	202,369	197,535
Accumulated deficit	(726,369)	(499,793)
Accumulated other comprehensive loss	—	(2,341)
Noncontrolling interests	(104,440)	(216,183)
Total stockholders’ deficit	(628,440)	(520,782)
Total liabilities and deficit	$2,816,456	$2,826,972

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018

Revenue:
Lease income	$256,733	$276,895	$268,133
Parking	27,775	39,715	37,252
Interest and other	1,040	1,235	10,295
Total revenue	285,548	317,845	315,680
Expenses:
Rental property operating and maintenance	96,347	105,738	98,940
Real estate taxes	39,292	37,657	40,013
Parking	10,648	10,373	10,165
Other expenses	13,952	9,031	9,920
Depreciation and amortization	104,920	105,529	96,264
Interest	82,808	98,875	105,035
Total expenses	347,967	367,203	360,337
Other (Expense) Income:
Gain from derecognition of assets	—	24,777	—
Equity in loss of unconsolidated real estate joint venture	(525)	(2,080)	—
Total other (expense) income	(525)	22,697	—
Net loss	(62,944)	(26,661)	(44,657)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	17,213	17,213	17,306
Senior participating preferred interest redemption measurement adjustments	(1,580)	(1,017)	1,482
Series B preferred interest returns	17,708	18,049	17,961
Series B common interest – allocation of net income	111,743	35,181	28,343
Net loss attributable to Brookfield DTLA	(208,028)	(96,087)	(109,749)
Series A preferred stock dividends	18,548	18,548	18,532
Net loss attributable to common interest holders of Brookfield DTLA	$(226,576)	$(114,635)	$(128,281)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018

Net loss	$(62,944)	$(26,661)	$(44,657)

Other comprehensive income (loss):
Interest rate swap contracts designated as cash flow hedges:
Unrealized derivative holding gains (losses)	562	(2,117)	1,548
Reclassification adjustment for realized loss (gain) included in net loss	1,779	—	(1,198)
Total other comprehensive income (loss)	2,341	(2,117)	350

Comprehensive loss	(60,603)	(28,778)	(44,307)
Less: comprehensive income attributable to noncontrolling interests	145,084	69,543	65,276
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(205,687)	$(98,321)	$(109,583)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2017	1,000	$—	$194,210	$(256,877)	$(273)	$(280,008)	$(342,948)
Net (loss) income				(109,749)		65,092	(44,657)
Other comprehensive income					166	184	350
Contributions			1,615				1,615
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,532)		(36,749)	(55,281)
Balance, December 31, 2018	1,000	—	195,825	(385,158)	(107)	(251,481)	(440,921)
Net (loss) income				(96,087)		69,426	(26,661)
Other comprehensive (loss) income					(2,234)	117	(2,117)
Contributions			1,710				1,710
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(34,245)	(52,793)
Balance, December 31, 2019	1,000	—	197,535	(499,793)	(2,341)	(216,183)	(520,782)
Net (loss) income				(208,028)		145,084	(62,944)
Other comprehensive income					2,341	—	2,341
Contributions			4,834				4,834
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(33,341)	(51,889)
Balance, December 31, 2020	1,000	$—	$202,369	$(726,369)	$—	$(104,440)	$(628,440)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net loss	$(62,944)	$(26,661)	$(44,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,920	105,529	96,264
Gain from derecognition of assets	—	(24,777)	—
Equity in loss of unconsolidated real estate joint venture	525	2,080	—
Write-off of lease receivables deemed uncollectible	8,400	165	190
Provision for loan losses	2,653	—	—
Amortization of acquired below-market leases, net of acquired above-market leases	1,331	(195)	222
Straight-line rent amortization	1,441	(10,083)	(11,399)
Amortization of tenant inducements	3,897	3,852	4,228
Amortization and write-off of debt financing costs and discounts	5,471	5,264	9,565
Unrealized loss on interest rate cap contracts	127	44	—
Realized loss (gain) on interest rate swap contracts	1,779	—	(1,198)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(4,496)	299	(12,179)
Deferred charges, net	(7,053)	(8,497)	(22,209)
Due from affiliates, net	(647)	(2,690)	—
Prepaid and other assets, net	(1,019)	(570)	(82)
Accounts payable and other liabilities	(1,570)	(5,541)	6,083
Due to affiliates	134	1,566	(7,439)
Net cash provided by operating activities	52,949	39,785	17,389
Cash flows from investing activities:
Expenditures for real estate improvements	(58,062)	(127,775)	(90,065)
Net cash used in investing activities	(58,062)	(127,775)	(90,065)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018

Cash flows from financing activities:
Proceeds from secured debt	$305,000	$277,610	$1,081,686
Principal payments on secured debt	(265,000)	(220,000)	(931,831)
Proceeds from Series B preferred interest	47,850	40,700	—
Proceeds from senior participating preferred interest	777	538	—
Distributions to Series B preferred interest	(17,865)	(20,574)	(26,554)
Repurchases of Series B preferred interest	(34,218)	(34,521)	—
Distributions to senior participating preferred interest	(1,146)	(602)	(3,587)
Contributions to additional paid-in capital	1,000	1,710	1,615
Purchase of interest rate cap contracts	(130)	(35)	—
Payment for early extinguishment of debt and termination of interest rate swap contracts	(849)	—	—
Debt financing costs paid	(5,811)	(3,618)	(10,388)
Net cash provided by financing activities	29,608	41,208	110,941
Net change in cash, cash equivalents and restricted cash	24,495	(46,782)	38,265
Cash, cash equivalents and restricted cash at beginning of year	58,988	105,770	67,505
Cash, cash equivalents and restricted cash at end of year	$83,483	$58,988	$105,770

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,873	$93,020	$96,074
Cash paid for income taxes	$792	$59	$1,127

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$53,760	$33,812	$17,179
Contribution of investments in real estate, net, to unconsolidated real estate joint venture	$—	$20,139	$—
Increase (decrease) in fair value of interest rate swaps	$562	$(2,117)	$1,548
Writeoff of fully depreciated investments in real estate	$36,613	$37,373	$—
Writeoff of fully amortized intangible assets	$14,414	$40,077	$—
Writeoff of fully amortized intangible liabilities	$6,850	$5,766	$—
Noncash contributions to additional paid-in capital	$3,834	$—	$—

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018

Cash and cash equivalents at beginning of year	$33,964	$80,421	$31,958
Restricted cash at beginning of year	25,024	25,349	35,547
Cash, cash equivalents and restricted cash at beginning of year	$58,988	$105,770	$67,505

Cash and cash equivalents at end of year	$37,394	$33,964	$80,421
Restricted cash at end of year	46,089	25,024	25,349
Cash, cash equivalents and restricted cash at end of year	$83,483	$58,988	$105,770

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

As of December 31, 2020 and 2019, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

Brookfield DTLA primarily receives its income from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2020 and 2019 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2020, 2019 and 2018.

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

Brookfield DTLA Fund Properties II LLC. The Company earns a return through an indirect investment in Fund II. DTLA Holdings, the parent of Brookfield DTLA, owns all of the common interest in Fund II. Brookfield DTLA has an indirect preferred stock interest in Fund II and its wholly-owned subsidiary is the managing member of Fund II. The Company determined that Fund II is a VIE. As a result of having the power to direct the significant activities of Fund II that impact Fund II’s economic performance, and the obligation to absorb losses of, or the right to receive benefits from, Fund II that could potentially be significant to the Fund II, Brookfield DTLA meets the two conditions for being the primary beneficiary of Fund II.

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of December 31, 2020, the consolidated VIEs had in aggregate total consolidated assets of $2.8 billion (of which $2.5 billion is related to investments in real estate) and total consolidated liabilities of $2.3 billion (of which $2.2 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture, Brookfield DTLA Fund Properties IV LLC (“Fund IV”), with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method.

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

Impact of COVID-19

Prior to the end of the first quarter of 2020, there was a global outbreak of a new strain of Coronavirus (“COVID-19”) which prompted government and businesses to take unprecedented measures in response. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; there has been significant volatility in financial markets, resulting in uncertainty in equity prices, increased interest spreads, and lower interest rates; and local, regional, national and international economic conditions, as well as the labor markets, were adversely impacted. During the second quarter of 2020, although the State of California began easing the “stay-at-home” restrictions and reopening non-essential businesses, the physical occupancy of our properties remained low. In July 2020, the State of California announced a new COVID-19 order that significantly rolled back the State’s reopening plan. In December 2020, most of the California State, including the Los Angeles County, were put under the “stay-at-home” restrictions again as COVID-19 cases hit record levels in California.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our properties, which are located in the City of Los Angeles, have been adversely affected as a result of the Shutdown and the preventive measures taken to combat the spread of the pandemic. Some of the effects include the following:

•Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. Due to the uncertainties posed to our tenants in FIGat7th by the COVID-19 pandemic, during the year ended December 31, 2020, the Company recognized adjustments of $2.3 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of December 31, 2020, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the year ended December 31, 2020, the Company recognized adjustments of $6.1 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•Parking net operating income, which represents parking revenue less parking expenses, declined by $12.2 million or 42% from $29.3 million during the year ended December 31, 2019 to $17.1 million during the year ended December 31, 2020, as a result of the Shutdown that impacted both our office and retail properties.

•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and reductions in projected leasing of available space. While the carrying values of the properties are recorded at cost less accumulated depreciation, we estimate the undiscounted cashflows and fair values of the properties as part of our impairment review of investments in real estate. See Note 2—“Basis of Presentation and Summary of Significant Accounting Policies—Significant Accounting Policies—Impairment Review” for further discussion.

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

Significant Accounting Policies

Investments in Real Estate, Net—

Land is carried at cost. Buildings are recorded at historical cost and are depreciated on a straight‑line basis over their estimated useful lives of 60 years. Building improvements are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, ranging from 5 years to 25 years. Land improvements are combined with building improvements for financial reporting purposes and are carried at cost. Tenant improvements that are determined to be assets of Brookfield DTLA are recorded at cost and amortized on a straight‑line basis over the shorter of their estimated useful life or the applicable lease term, with the related amortization reported as part of depreciation and amortization expense in the consolidated statements of operations.

Depreciation expense related to investments in real estate during the years ended December 31, 2020, 2019 and 2018 totaled $87.5 million, $85.6 million and $75.7 million, respectively, and is reported as part of depreciation and amortization expense in the consolidated statements of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company capitalizes costs associated with capital expenditures and tenant improvements. Capitalization of costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after the capital expenditures and tenant improvement projects are substantially complete and ready for its intended use are expensed as incurred. Expenditures for repairs and maintenance, borrowing costs, real estate taxes and insurance are expensed as incurred.

Investment in Unconsolidated Real Estate Joint Venture—

Fund II’s noncontrolling interests in the real estate joint venture with DTLA FP IV Holdings were initially recorded at the fair value of the assets contributed and have been adjusted to redemption value as of December 31, 2020. The redemption value represents the amount to be distributed to Fund II in the event of termination or liquidation of DTLA FP IV Holdings. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statements of operations as equity in earning (loss) of unconsolidated real estate joint venture.

Impairment Review—

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the Shutdown on economic and market conditions, together with many of our office property tenants working from home, was deemed to be a triggering event during the year ended December 31, 2020.

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors, including the impact of the Shutdown. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired during the years ended December 31, 2020, 2019 and 2018.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable using similar criteria as its investments in real estate. An impairment loss is measured based on the excess of the carrying amount of an investment compared to its estimated fair value. Impairment analyses are based on current plans, intended holding periods and information available at the time the analyses are prepared. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired during the years ended December 31, 2020 and 2019.

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

Restricted Cash—

Restricted cash consists primarily of deposits for tenant improvements and leasing commissions, real estate taxes and insurance reserves, debt service reserves and other items as required by certain of the Company’s secured debt agreements. It also includes cash accounts controlled by loan administrative agents or lenders pursuant to cash sweep events associated with the loans secured by certain properties. See Note 6 — Secured Debts, Net for details.

Rents, Deferred Rents and Other Receivables, Net—

Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. The Company offers various types of lease incentives to induce tenants to sign a lease, including free rent lease periods, and various allowances such as cash paid to tenants and for tenant improvements that are the assets of the tenants. The Company records these allowances as tenant inducements, which are included in rents, deferred rents and other receivables in the consolidated balance sheets and amortized as a reduction to lease income on a straight-line basis over the term of the related lease. See Note 4—“Rents, Deferred Rents and Other Receivables, Net.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, including the impact of the Shutdown on the tenant’s business, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. During the year ended December 31, 2020, as the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a reduction in lease income totaling $8.4 million, of which $4.8 million related to lease income from an affiliate of the Company.

The Company received certain rent relief requests for certain periods in 2020 from many of our retail tenants and some of our office tenants as a result of the Shutdown. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals and rent abatements on a lease-by-lease basis.

The following table sets forth information regarding the collection percentage as of December 31, 2020 related to the amounts due from our tenants:

	As of December 31, 2020
Property Type	March 2020 Billings Collected(1)	Second Quarter of 2020 Billings Collected(1)	Third Quarter of 2020 Billings Collected(1)	Fourth Quarter of 2020 Billings Collected(1)
Office	100%	98%	98%	98%
Retail	97%	39%	62%	65%
Total	100%	96%	97%	97%
(1)Adjusted for rent concessions granted to tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangibles Assets and Liabilities, Net—

Brookfield DTLA evaluates each acquisition of real estate to determine whether the integrated set of assets and activities meets the definition of a business and needs to be accounted for as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition. For acquisitions of real estates that are accounted for as business combinations, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, noncontrolling interests, and any previously existing ownership interests at fair value as of the acquisition date. Acquired assets include tangible real estate assets consisting primarily of land, buildings, and tenant improvements, as well as identifiable intangible assets and liabilities, consisting primarily of acquired above- and below-market leases, in-place leases and tenant relationships.

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

The value of the acquired above- and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income in the consolidated statements of operations over the remaining terms of the associated leases. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in‑place leases is included as part of depreciation and amortization in the consolidated statements of operations.

Deferred Charges, Net—

Deferred charges mainly include initial direct costs, primarily commissions related to the leasing of the Company’s office properties, and are stated net of accumulated amortization of $45.7 million and $43.6 million as of December 31, 2020 and 2019, respectively.

All leasing commissions paid for new or renewed leases are capitalized and deferred. Deferred leasing costs are amortized on a straight‑line basis over the initial fixed terms of the related leases as part of depreciation and amortization expense in the consolidated statements of operations. Costs to negotiate or arrange a lease, regardless of its outcome, such as tax or legal advice to negotiate lease terms, and lessor costs related to advertising or soliciting potential tenants, are expensed as incurred.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due From/To Affiliates—

Amounts due from/to affiliates consist of related party receivables from and payables due to affiliates of BPY and BAM, primarily related to lease income, parking income, and fees for property and asset management and other services. See Note 14—“Related Party Transactions.”

Prepaid and Other Assets, Net—

Prepaid and other assets, net, mainly include prepaid insurance, real estate taxes, interest, and refundable deposits.

Secured Debt, Net—

Debt secured by our properties are presented in the consolidated balance sheets net of unamortized debt financing costs.

Debt financing costs totaling $5.4 million, $5.3 million, and $9.6 million were amortized during the years ended December 31, 2020, 2019 and 2018, respectively, over the terms of the related loans using the effective interest method and are included as part of interest expense in the consolidated statements of operations. Any unamortized amounts remaining upon the early repayment of debt are written off, and the related costs and accumulated amortization are removed from the consolidated balance sheets. The write-off of unamortized debt financing costs are included as loss on early extinguishment of debt in other expenses in the consolidated statements of operations.

Mezzanine Equity—

Mezzanine equity in the consolidated balance sheets is comprised of the Series A preferred stock, a Series A-1 preferred interest, a senior participating preferred interest, and a Series B preferred interest (collectively, the “Preferred Interests”). The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. The Preferred Interests are classified as mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Preferred Interests.

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2020 and 2019. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statements of operations as redemption measurement adjustments.

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

The Company’s lease income is comprised of variable payments including fixed and contingent rental payments and tenant recoveries. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of lease income recognized during the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises.

Certain leases with retail tenants also provide for the payment by the lessee of additional rent based on a percentage of the tenant’s sales. Percentage rents are recognized as lease income in the consolidated statements of operations only after the tenant sales thresholds have been achieved.

Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as part of lease income in the consolidated statements of operations in the period when the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

Some of the Company’s leases have termination options that allow the tenant to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective half way or further into the original lease term and require advance notification from the tenant and payment of a termination fee that reimburses the Company for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fees are recognized as part of lease income in the consolidated statements of operations at the later of when the tenant has vacated the space or the lease has expired, a fully executed lease termination agreement has been delivered to the Company, the amount of the fee is determinable and collectability of the fee is reasonably assured.

Parking Revenue—

Parking revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, when the services are provided and the performance obligations are satisfied, which normally occurs at a point in time.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred income tax items during the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020 and 2019, Brookfield DTLA had net operating loss carryforwards (“NOLs”) totaling $348.8 million and $290.2 million, respectively. The NOLs generated prior to January 1, 2018 will begin to expire in 2033, while NOLs generated in tax years beginning January 1, 2018 or later have an indefinite carryforward period. A valuation allowance fully offsets the NOLs and as a result, no deferred tax assets have been established.

Uncertain Tax Positions—

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of December 31, 2020 and 2019, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2020, Brookfield DTLA’s 2016, 2017, 2018 and 2019 tax years remain open under the normal statute of limitations and may be subject to examination by federal, state and local authorities.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At the inception of the contracts, Brookfield DTLA designates its interest rate swap contracts as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded as part of interest expense in the consolidated statements of operations. Changes in fair value of cash flow hedge derivative financial instruments are deferred and recorded as part of accumulated other comprehensive loss in the consolidated statements of stockholders’ deficit until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative financial instrument in the consolidated statement of operations in the period the determination is made. Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the consolidated balance sheets.

Additionally, Brookfield DTLA uses interest rate cap contracts to limit impact of changes in the LIBOR rate on certain of its debt. The Company does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change as part of other expenses in the consolidated statements of operations.

Other Financial Instruments—

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of cash and lease receivables. Brookfield DTLA assesses collectibility of lease receivables by monitoring the credit quality and any related material changes of our tenants. This involves (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends. As a consequence, management believes that its lease receivable credit risk exposure is limited. Brookfield DTLA places its temporary cash investments with federally insured institutions. Cash balances with any one institution may at times be in excess of the federally insured limits.

Fair Value Measurements—

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis, such as interest rate swaps and cap contracts. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets such as investments in real estate and unconsolidated real estate joint venture). Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observable inputs used in the valuation techniques, Brookfield DTLA classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurement.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates, which management considers to be Level 2 inputs, assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. See Note 12—“Financial Instruments.”

Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Subtopic 842-30, Leases–Lessor by adjusting lease income. See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of the accounting policy regarding impairment of receivables arising from operating leases. ASU 2016-13 and ASU 2018-19 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 by adding new fair value measurement disclosure requirements, as well as modifying and removing certain disclosure requirements. This guidance is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends the related-party guidance in Topic 810. Specifically, ASU 2018-17 removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform to the amendments in ASU 2016-17. ASU 2018-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. Brookfield DTLA adopted the guidance on January 1, 2020. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform —Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Brookfield DTLA adopted this guidance in March 2020. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In April 2020, the FASB issued a staff question-and-answer document (“Lease Modification Q&A”) to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of the lease modification guidance under ASC Topic 842, Leases. Under Topic 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease (precluded from applying the lease modification accounting framework). As discussed in the Lease Modification Q&A, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). If the concessions are directly related to the effects of COVID-19, and result in revised cash flows that are substantially the same or less than the original lease contracts, entities are allowed to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. To provide relief for tenants whose operations and businesses were disrupted by the Shutdown, the Company agreed to abate or defer rent due from certain tenants for certain periods. For leases with abatements, the Company did not utilize the guidance provided in the Lease Modification Q&A and instead elected to account for the abatements on a lease-by-lease basis in accordance with the existing lease modification accounting framework. For leases with deferrals, the Company elected to account for the lease concessions as if they were part of the enforceable rights rather than as a modification. During the year ended December 31, 2020, the impact of lease concessions granted did not have a material effect on the Company’s consolidated financial statements.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Management also views the unconsolidated real estate joint venture, Brookfield DTLA Fund Properties IV LLC, as a separate operating segment. This joint venture engages in the development of the multifamily residential real estate property, 755 South Figueroa, which has different economic characteristics compared to commercial office and retail properties described above. The progress of the development project, funding requirements, projected returns and other discrete financial information of the joint venture are regularly reviewed by management to assess performance. However, since this joint venture is not considered material to the overall results of the Company, it is not a reportable segment.

Note 3—Investment in Unconsolidated Real Estate Joint Venture

On May 31, 2019, Fund II entered into an agreement to contribute and transfer all of its wholly‑owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with DTLA FP IV Holdings (the “Existing Agreement”).

During the year ended December 31, 2019, the Company recognized a gain from derecognition of assets in the consolidated statements of operations representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount as follows:

Consideration		$45,000
Investments in real estate, net	$20,139
Cash and cash equivalents	73
Prepaid and other assets	11
Carrying amount		20,223
Gain from derecognition of assets		$24,777

The consideration allocated to the assets contributed to the joint venture by Fund II increased by $9.8 million during the three months ended December 31, 2019 as a result of an amendment to the Existing Agreement. As of December 31, 2019, the Company’s ownership interest in the joint venture was 55.8%. During the year ended December 31, 2020, DTLA FP IV Holdings made additional cash contributions of $13.6 million to the joint venture, which reduced the Company’s ownership interest in the joint venture to 47.8%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	As of December 31,
	2020	2019

Straight-line and other deferred rents	$109,196	$109,859
Tenant inducements receivable	33,280	33,304
Tenant receivables	5,057	6,027
Other receivables	2,079	1,854
Rents, deferred rents and other receivables, gross	149,612	151,044
Less: accumulated amortization of tenant inducements	15,973	13,034
Rents, deferred rents and other receivables, net	$133,639	$138,010

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the year ended December 31, 2020 due to the Shutdown.

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	As of December 31,
	2020	2019
Intangible Assets
In-place leases	$46,448	$47,872
Tenant relationships	6,900	15,397
Above-market leases	19,874	24,367
Intangible assets, gross	73,222	87,636
Less: accumulated amortization	51,176	55,741
Intangible assets, net	$22,046	$31,895

Intangible Liabilities
Below-market leases	$46,945	$53,795
Less: accumulated amortization	40,940	45,489
Intangible liabilities, net	$6,005	$8,306

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Lease income	$(1,331)	$195	$(222)
Depreciation and amortization expense	$6,217	$8,792	$9,642

As of December 31, 2020, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2021	$3,274	$2,684	$1,551
2022	2,756	2,274	1,492
2023	1,947	1,948	794
2024	1,091	1,863	278
2025	952	1,191	263
Thereafter	1,613	453	1,627
Total future amortization/accretion of intangibles	$11,633	$10,413	$6,005

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows:

	Maturity Date (1)	Contractual Interest Rates	Principal Amount as of December 31,
			2020	2019
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 1.65%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 4.00%	65,000	65,000
Wells Fargo Center–North Tower (2)(3)	10/9/2023	LIBOR + 5.00%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2023	LIBOR + 1.80%	260,796	260,796
777 Tower (5)	10/31/2024	LIBOR + 1.60%	231,842	231,842
777 Tower (6)	10/31/2024	LIBOR + 4.15%	43,158	43,158
EY Plaza (7)	10/9/2025	LIBOR + 2.86%	275,000	—
EY Plaza (7)	10/9/2025	LIBOR + 6.85%	30,000	—
Total variable-rate loans			1,340,796	1,035,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
Gas Company Tower	8/6/2021	3.47%	319,000	319,000
Gas Company Tower	8/6/2021	6.50%	131,000	131,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			908,500	908,500

Debt Refinanced:
EY Plaza			—	230,000
EY Plaza			—	35,000
Total debt refinanced			—	265,000

Total secured debt			2,249,296	2,209,296
Less: unamortized debt financing costs			9,656	9,316
Total secured debt, net			$2,239,640	$2,199,980
__________
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of December 31, 2020, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 3.85%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3)BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 14—“Related Party Transactions”
(4)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.63%. As of December 31, 2020, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(5)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2020, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.
(6)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2020, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(7)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%.

The weighted average interest rate of the Company’s secured debt was 3.19% and 3.99% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted average term to maturity of our debt was approximately three years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of December 31, 2020:

2021	$450,000
2022	—
2023	819,296
2024	675,000
2025	305,000
Total secured debt	$2,249,296

As of December 31, 2020, $1,035.8 million of the Company’s secured debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements) and $813.5 million may be prepaid with prepayment penalties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
EY Plaza—

On September 23, 2020, Brookfield DTLA refinanced the mortgage and mezzanine loans secured by the EY Plaza office property and received net proceeds totaling $297.9 million, of which $265.0 million was used to repay the mortgage and mezzanine loans that previously encumbered the property with original maturity date on November 27, 2020. Out of the remaining net proceeds of $32.9 million, $20.5 million was deposited into a cash account held by the lenders as reserve funds to satisfy various outstanding lease-related obligations (such as free rent or rent abatements, discounted or free parking rent and leasing costs) that existed as of the closing date, $12.4 million is intended for funding various capital and tenant improvements at the properties.

The new $305.0 million loan is comprised of a $275.0 million mortgage loan and a $30.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 2.86% and 6.85%, respectively, requires the payment of interest-only until maturity, and matures initially on October 9, 2022. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until October 2021 after which the loan may be repaid without prepayment fees. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property. Brookfield DTLA has three options to extend the loans maturity dates for a period of one year each, as long as the maturity date of the mezzanine loan is extended simultaneously with the mortgage loan, and no Event of Default (as defined in the underlying loan agreements) has occurred.

In September 2020, in conjunction with the extinguishment of the $265.0 million mortgage and mezzanine loans described above, the Company early terminated the related LIBOR-based interest rate swap and cap contracts with notional amounts of $218.9 million and $35.0 million, respectively, and reclassified the entire loss of $1.8 million on interest rate swap contracts designated as cash flow hedges from accumulated other comprehensive loss to other expenses in the consolidated statements of operations. See Note 11 “Accumulated Other Comprehensive Loss” for further details. In addition, the Company recognized a loss on early extinguishment of debt and termination of interest rate swap contracts of $1.0 million in other expenses in the consolidated statements of operations.

Gas Company Tower—

As of December 31, 2020, Brookfield DTLA was in the process of refinancing the debt secured by Gas Company Tower prior to its scheduled maturity in August 2021. The refinance was completed on February 5, 2021. See Note 19 “Subsequent Event” for further details.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Debt Compliance

As of December 31, 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of December 31, 2020, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met.

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

Wells Fargo Center–North Tower —

As of December 31, 2020, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, capital expenditures and leasing costs; property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep has not started as of December 31, 2020.

Gas Company Tower —

Pursuant to the terms of the Gas Company Tower senior mortgage loan agreement, effective June 2020, a cash sweep event commenced upon exercise of lease contraction rights by one of the major tenants. While this is not an Event of Default, all available cash (as defined in the underlying loan agreement) is currently swept to an account managed by the lender. The lender will regularly fund operating expenses based on an approved budget, and the borrower may request the release of additional funds to cover approved leasing costs. The cash sweep event ended in February 2021 upon the refinancing and repayment of the Gas Company Tower senior mortgage and mezzanine loans. See Note 19 “Subsequent Event” for further details.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	As of December 31,
	2020	2019

Tenant improvements and inducements payable	$47,679	$29,140
Unearned rent and tenant payables	27,331	23,817
Accrued capital expenditures and leasing commissions	15,201	18,205
Accrued expenses and other liabilities	5,830	8,683
Accounts payable and other liabilities	$96,041	$79,845

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2020 and 2019, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

Series A Preferred Interest. The Series A preferred interest in Fund II is indirectly held by the Company through wholly-owned subsidiaries (subject to certain REIT accommodation preferred interests).

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Series B Preferred Interest. At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. Effective November 2020, pursuant to the Amendment to Limited Liability Company Agreement of Fund II, such contribution commitment by DTLA Holdings increased by $50.0 million to $310.0 million. As of December 31, 2020, $46.7 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2017	9,730,370	$391,400	$383,510	$25,548	$190,291	$990,749
Issuance of Series B preferred interest					—	—
Dividends		18,532				18,532
Preferred returns			17,306		17,961	35,267
Redemption measurement adjustments				1,482		1,482
Contributions from noncontrolling interests				—		—
Distributions to noncontrolling interests				(3,587)	(26,554)	(30,141)
Balance, December 31, 2018	9,730,370	409,932	400,816	23,443	181,698	1,015,889
Issuance of Series B preferred interest					40,700	40,700
Dividends		18,548				18,548
Preferred returns			17,213		18,049	35,262
Redemption measurement adjustments				(1,017)		(1,017)
Contributions from noncontrolling interests				538		538
Repurchases of noncontrolling interests					(34,521)	(34,521)
Distributions to noncontrolling interests				(602)	(20,574)	(21,176)
Balance, December 31, 2019	9,730,370	428,480	418,029	22,362	185,352	1,054,223
Issuance of Series B preferred interest					47,850	47,850
Dividends		18,548				18,548
Preferred returns			17,213		17,708	34,921
Redemption measurement adjustments				(1,580)		(1,580)
Contributions from noncontrolling interests				777		777
Repurchases of noncontrolling interests					(34,218)	(34,218)
Distributions to noncontrolling interests				(1,146)	(17,865)	(19,011)
Balance, December 31, 2020	9,730,370	$447,028	$435,242	$20,413	$198,827	$1,101,510

During the year ended December 31, 2020, the Company used the cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. Repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by EY Plaza in September 2020, as well as operating cash flows generated from other properties. During the year ended December 31, 2019, the Company used the cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. Repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019. During the year ended December 31, 2018, distributions to noncontrolling interests were made using cash on hand.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Series A Preferred Stock

As of December 31, 2020, the Series A preferred stock is reported at its redemption value of $447.0 million calculated using the redemption price of $243.3 million plus $203.8 million of accumulated and unpaid dividends on such Series A preferred stock through December 31, 2020.

No dividends were declared on the Series A preferred stock during the years ended December 31, 2020, 2019 and 2018. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

Series A-1 Preferred Interest

As of December 31, 2020, the Series A-1 preferred interest is reported at its redemption value of $435.2 million calculated using its liquidation value of $225.7 million plus $209.5 million of unpaid interest through December 31, 2020. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of December 31, 2020, the senior participating preferred interest is reported at its redemption value of $20.4 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of December 31, 2020, the Series B preferred interest is reported at its redemption value of $198.8 million calculated using its liquidation value of $194.6 million plus $4.2 million of unpaid preferred returns on such Series B preferred interest through December 31, 2020. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of December 31, 2020.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Stockholders’ Deficit

Common Stock

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2020 and 2019, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the Company’s common stock during the years ended December 31, 2020, 2019 and 2018.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Additional Paid-in Capital

During the years ended December 31, 2020, 2019 and 2018, Brookfield DTLA recorded contributions to additional paid-in capital totaling $4.8 million, $1.7 million and $1.6 million, respectively, from DTLA Holdings, which were used for general corporate purposes.

Note 11—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Balance at beginning of year	$(2,341)	$(224)	$(574)
Net unrealized gains (losses) arising during the year	562	(2,117)	1,548
Reclassification of losses (gains) related to terminated interest rate swaps to other expenses included in net income	1,779	—	(1,198)
Net changes	2,341	(2,117)	350
Balance at end of year	$—	$(2,341)	$(224)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 12—Financial Instruments

Derivative Financial Instruments

In September 2020, in conjunction with the extinguishment of our $265.0 million loans that previously encumbered EY Plaza, the Company terminated the related LIBOR-based interest rate swap and cap contracts with notional amounts of $218.9 million and $35.0 million, respectively, and reclassified the entire loss of $1.8 million on the interest rate swap contracts from accumulated other comprehensive loss to other expenses in the consolidated statements of operations. Concurrently, as required by the current loan agreements secured by EY Plaza, on September 22, 2020, the Company entered into interest rate cap contracts with an aggregate notional amount of $305.0 million, which are not designated as cash flow hedges. As of December 31, 2020, Brookfield DTLA no longer had any interest rate swap contracts.

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of December 31, 2020:

	Notional Amount	Strike Rate (1)	Expiration Date

Interest Rate Caps:
Wells Fargo Center–North Tower (2)	$400,000	3.85%	10/15/2021
Wells Fargo Center–North Tower (2)	65,000	3.85%	10/15/2021
Wells Fargo Center–North Tower (2)	35,000	3.85%	10/15/2021
Wells Fargo Center–South Tower (3)	290,000	3.63%	11/4/2022
777 Tower	268,600	4.00%	11/10/2021
777 Tower	50,000	4.00%	11/10/2021
EY Plaza	275,000	4.00%	10/15/2022
EY Plaza	30,000	4.00%	10/15/2022
Total derivatives not designated as cash flow hedging instruments	$1,413,600
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of December 31,
	Balance Sheet Location	2020	2019

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$5	$1
Derivatives designated as cash flow hedging instruments: Interest rate swaps	Accounts payable and other liabilities	$—	$1,143

The following table presents the gain (loss) recorded on interest rate swaps for the years ended December 31, 2020, 2019 and 2018:

	Gain (Loss) Recognized in OCL	(Loss) Gain Reclassified from AOCL to Consolidated Statements of Operations

Derivatives designated as cash flow hedging instruments:
For the years ended:
December 31, 2020	$562	$(1,779)	(1)
December 31, 2019	$(2,117)	$—
December 31, 2018	$1,548	$1,198	(2)
__________
(1)Included in other expenses in the consolidated statements of operations.
(2)Included in interest and other revenue in the consolidated statements of operations.

Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the years ended December 31, 2020, 2019 and 2018 were de minimis.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the year ended December 31, 2020 due to the Shutdown.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13—Fair Value Measurements and Disclosures

ASC Topic 820, Fair Value Measurement, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”).

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

Recurring Measurements—

The fair value of Brookfield DTLA’s interest rate swap contracts was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company has incorporated credit valuation adjustments to appropriately reflect both our and the respective counterparty’s non‑performance risk in the fair value measurements. The interest rate swap contracts were terminated in September 2020. See Note 12 “Financial Instruments.”

Brookfield DTLA’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, are as follows:

		Fair Value Measurements Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2020	$5	$—	$5	$—
December 31, 2019	$1	$—	$1	$—
Liabilities
Interest rate swaps at:
December 31, 2020	$—	$—	$—	$—
December 31, 2019	$1,143	$—	$1,143	$—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Nonrecurring Measurements—

As of December 31, 2020 and 2019, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation and Summary of Significant Accounting Policies—Impairment Review” for further discussion.

Disclosures about Fair Value of Financial Instruments—

Secured debt — The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates (Level 2 inputs), assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. The table below presents the estimated fair value and carrying value of the Company’s secured debt included in liabilities:

	As of December 31,
	2020	2019

Fair Value	$2,246,225	$2,210,389
Carrying value	$2,239,640	$2,199,980

Short-term financial instruments — As of December 31, 2020 and 2019, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Property management fee expense	$8,035	$8,479	$8,111
Asset management fee expense	$6,040	$6,161	$6,330
Leasing and construction management fees	$5,344	$5,051	$3,209
Development management fees (1)	$1,007	$991	$—
General, administrative and reimbursable expenses	$2,492	$2,865	$3,007
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of year end to the costs incurred during the year.

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statements of operations, with the exception of asset management fee expense which is included in other expenses. Leasing management fees are capitalized as deferred charges, construction management fees are capitalized as part of investments in real estate, and development management fees are capitalized and included in the investment in unconsolidated real estate joint venture in the consolidated balance sheets.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with an aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $465.0 million of earthquake insurance for California, and $350.0 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s properties located in the United States. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Insurance expense (1)	$11,836	$9,286	$8,026

(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Fees incurred for these services totaled $282 thousand, $237 thousand and $192 thousand during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $149 thousand, $173 thousand and $190 thousand during the years ended December 31, 2020, 2019 and 2018, respectively.

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Lease income (1)	$11,443	$5,916	$1,928
Parking revenue (1)	$1,317	$—	$—
Interest and other revenue	$51	$208	$—
Rental property operating and maintenance expense (2)	$577	$676	$862
Other expenses	$90	$142	$—
Interest expense (3)	$1,982	$613	$—

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
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $85 thousand as of December 31, 2020 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.

In 2017, an affiliate of the Company obtained a construction loan of $2.6 million from Wells Fargo Center–North Tower. During the year ended December 31, 2020, the Company fully reserved the construction loan and interest receivable of $2.5 million and $144 thousand, respectively, as collection was not deemed probable. The related charges are included in other expenses in the consolidated statements of operations.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 15—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of December 31, 2020:

2021	$163,687
2022	153,038
2023	138,681
2024	121,851
2025	108,018
Thereafter	548,065
Total future minimum base rents	$1,233,340

Note 16—Commitments and Contingencies

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

The recent Shutdown has increased the risk in the near term of our tenants’ ability to fulfill their lease commitments. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts. See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of collectibility of lease income as of December 31, 2020.

Concentration of Lease Income Risk

During the years ended December 31, 2020, 2019 and 2018, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated lease revenue. The revenue generated by these six properties totaled 97%, 96% and 98% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Capital Commitments

As of December 31, 2020, the Company had $53.1 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. Additionally, we had $3.6 million in construction-related commitments, mainly related to retention payable to contractors for the atrium redevelopment project at Wells Fargo Center as of December 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17—Quarterly Financial Information (Unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2020 and 2019:

	Quarter
	First	Second	Third	Fourth
2020
Total revenue	$75,854	$68,522	$70,593	$70,579
Total expenses	89,965	83,788	86,050	88,164
Total other (loss) income	(675)	(28)	172	6
Net loss	(14,786)	(15,294)	(15,285)	(17,579)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	4,303	4,304
Senior participating preferred interest redemption measurement adjustments	(225)	(2,081)	(37)	763
Series B preferred interest returns	4,208	4,567	4,689	4,244
Series B common interest – allocation of net income (loss)	9,822	90,090	(9,889)	21,720
Net loss attributable to Brookfield DTLA	(32,894)	(112,173)	(14,351)	(48,610)
Series A preferred stock dividends	4,637	4,637	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(37,531)	$(116,810)	$(18,988)	$(53,247)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarter
	First	Second	Third	Fourth
2019
Total revenue	$76,207	$79,166	$79,612	$82,860
Total expenses	89,540	90,383	90,815	96,465
Total other income (loss) (1)	—	14,688	(29)	8,038
Net (loss) income	(13,333)	3,471	(11,232)	(5,567)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	4,303	4,304
Senior participating preferred interest redemption measurement adjustments	(572)	(179)	602	(868)
Series B preferred interest returns	4,091	4,591	4,966	4,401
Series B common interest – allocation of net income	9,925	18,659	5,260	1,337
Net loss attributable to Brookfield DTLA	(31,080)	(23,903)	(26,363)	(14,741)
Series A preferred stock dividends	4,637	4,637	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(35,717)	$(28,540)	$(31,000)	$(19,378)
__________
(1)In May 2019, Fund II entered into an agreement (“Existing Agreement”) to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc. in exchange for noncontrolling interests in a newly formed joint venture, which resulted in the derecognition of the assets of 755 South Figueroa, a residential development property. As a result of the derecognition of assets, the Company recognized a gain, representing the difference between the amount of consideration measured and allocated to the assets and their carrying amount, as part of other income in the consolidated statements of operations during the second quarter of 2019. The consideration allocated to the assets contributed to the joint venture by Fund II increased by $9.8 million during the fourth quarter of 2019 as a result of an amendment to the Existing Agreement, and accordingly, an additional gain of the same amount was recognized in the consolidated statements of operations as part of other income.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 18—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2020 is as follows:

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (4)	Year Acquired or Con- structed (5)
		Land	Buildings and Improve- ments	Buildings and Improve- ments	Land	Buildings and Improve- ments (1)(2)	Total (3)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$500,000	$41,024	$449,576	$161,626	$41,024	$611,202	$652,226	$102,555	2013 A
BOA Plaza 333 S. Hope Street	400,000	54,163	343,976	89,657	54,163	433,633	487,796	113,545	2006 A
Wells Fargo Center– South Tower 355 S. Grand Avenue	260,796	21,231	392,920	83,504	21,231	476,424	497,655	64,650	2013 A
Gas Company Tower 525-555 W. Fifth Street	450,000	20,742	392,650	80,847	20,742	473,497	494,239	76,266	2013 A
EY Plaza 725 S. Figueroa Street	305,000	47,385	242,503	93,451	47,385	335,954	383,339	86,937	2006 A
777 Tower 777 S. Figueroa Street	275,000	38,010	296,964	43,270	38,010	340,234	378,244	53,149	2013 A
FIGat7th 735 S. Figueroa Street	58,500	—	44,743	29,189	—	73,932	73,932	20,227	2013 C
	$2,249,296	$222,555	$2,163,332	$581,544	$222,555	$2,744,876	$2,967,431	$517,329
__________
(1)Land improvements are combined with building improvements for financial reporting purposes and are carried at cost.
(2)Includes tenant improvements.
(3)The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.8 billion as of December 31, 2020.
(4)Depreciation in the consolidated statements of operations is computed on a straight-line basis over the following estimated useful lives: buildings (60 years), building improvements (ranging from 5 years to 25 years), and tenant improvements (the shorter of the useful life or the applicable lease term).
(5)Year represents either the year the property was acquired by the Company (“A”) or the year the property was placed in service by the Company after construction was completed (“C”).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a reconciliation of Brookfield DTLA’s investments in real estate:

	For the Year Ended December 31,
	2020	2019	2018
Investments in Real Estate
Balance at beginning of year	$2,925,575	$2,834,450	$2,756,322
Additions during the year:
Improvements	78,469	148,637	78,128
Deductions during the year:
Dispositions	—	20,139	—
Writeoff of fully depreciated investments in real estate	36,613	37,373	—
Balance at end of year	$2,967,431	$2,925,575	$2,834,450

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate:

	For the Year Ended December 31,
	2020	2019	2018
Accumulated Depreciation
Balance at beginning of year	$466,405	$418,205	$342,465
Additions during the year:
Depreciation expense	87,537	85,573	75,740
Deductions during the year:
Writeoff of fully depreciated investments in real estate	36,613	37,373	—
Balance at end of year	$517,329	$466,405	$418,205
.y

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 19—Subsequent Event

Gas Company Tower—

On February 5, 2021, Brookfield DTLA refinanced its Gas Company Tower secured loans. The original $450.0 million secured loans were replaced with secured loans of $465.0 million, comprised of a $350.0 million mortgage loan, a $65.0 million mezzanine loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.89%, 5.00% and 7.75%, respectively. The initial maturity date of these interest-only loans is February 9, 2023. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until February 2022 after which the loan may be repaid without prepayment fees. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property. Brookfield DTLA has three options to extend the loans maturity dates for a period of one year each, as long as the maturity date of the mezzanine loans is extended simultaneously with the mortgage loan, and no Event of Default (as defined in the underlying loan agreements) has occurred. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves.

As required by the new Gas Company Tower secured debt agreements, the Company entered into interest rate cap contracts expiring on February 15, 2023, with a total notional amount of $465.0 million, limiting the LIBOR portion of the interest rate to 4.00%.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Brown and Smith, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the Shutdown. We are continually monitoring and assessing the impact of the Shutdown on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

G. Mark Brown	56	Chairman of the Board and Principal Executive Officer of Brookfield DTLA (also a Managing Partner in Brookfield Asset Management’s real estate group)	2017
Bryan D. Smith	50	Chief Financial Officer of Brookfield DTLA (also a Managing Director in Brookfield Asset Management’s real estate group)	2018

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

Bryan D. Smith was appointed Chief Financial Officer of Brookfield DTLA in August 2018. Mr. Smith is a Managing Director in BAM’s real estate group, and has been employed by the Manager since March 2018. Prior to joining Brookfield, Mr. Smith was the Chief Financial Officer of the U.S. real estate business at a global private equity firm and also held various accounting roles in global accounting and financial services firms. The board of directors appointed Mr. Smith as Chief Financial Officer based on, among other factors, his experience in finance and commercial real estate.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	56	Director (also Chairman of the Board and Principal Executive Officer of Brookfield DTLA, and a Managing Partner in Brookfield Asset Management’s real estate group)	2013
Michelle L. Campbell	50	Director (also Senior Vice President, Secretary of Brookfield DTLA and Senior Vice President in Brookfield Asset Management’s real estate group)	2014
Andrew Dakos	55	Director	2017
Murray Goldfarb	46	Director (also a Managing Partner in Brookfield Asset Management’s real estate group)	2018
Phillip Goldstein	76	Director	2017
Ian Parker	56	Director	2017
Robert L. Stelzl	75	Director	2014

Messrs. Brown and Goldfarb and Ms. Campbell are employed by the Manager. The Manager manages the Company’s operations and activities, and it, together with the board of directors and officers, makes decisions on the Company’s behalf. Certain subsidiaries of the Company have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services to the Company.

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

Andrew Dakos has served on the board of directors since December 2017, following his election at a Special Meeting of holders of the Company’s Series A preferred stock. Mr. Dakos is a Principal of Bulldog Investors, LLC (“Bulldog Investors”), a U.S. Securities and Exchange Commission (the “SEC”)‑registered investment adviser to certain private funds, separately-managed accounts and Special Opportunities Fund, Inc., a New York Stock Exchange (the “NYSE”)‑listed registered closed-end investment company (“Special Opportunities Fund”). He co‑manages Bulldog Investors’ investment strategy. He also serves as President and Director of Special Opportunities Fund, Chairman and Director of Swiss Helvetia Fund, Inc., and Trustee and President of the High Income Securities Fund. He previously served as Trustee of Crossroads Liquidating Trust (2015-2020).

Murray Goldfarb has served on the board of directors since August 2018. Mr. Goldfarb is a Managing Partner in BAM’s real estate group. He has been employed by the Manager since 2012. The board of directors nominated Mr. Goldfarb to serve as a director based on, among other factors, his knowledge of the Company and its affiliates and his experience in legal matters and commercial real estate.

Phillip Goldstein has served on the board of directors since December 2017, following his election at a Special Meeting of holders of the Company’s Series A preferred stock. Mr. Goldstein is a co‑founder and Principal of Bulldog Investors, a SEC-registered investment adviser. He is the lead investment strategist for Bulldog Investors. He also serves as Chairman of The Mexico Equity and Income Fund, Inc., Chairman of Special Opportunities Fund, Director of Swiss Helvetia Fund, Inc., and Chairman and Secretary of the High Income Securities Fund. He previously served as Director of MVC Capital (2012-2020), and as Trustee of Crossroads Liquidating Trust (2016-2020).

Ian Parker has served on the board of directors since 2017. Prior to his retirement in July 2020, Mr. Parker served as the Chief Operating Officer of Brookfield DTLA and of Brookfield Properties in the Western U.S. and Canada. He was employed by the Manager in various senior operational roles since 1996. The board of directors nominated Mr. Parker to serve as a director based on, among other factors, his knowledge of the Company’s affiliates and his experience in commercial real estate.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the year ended December 31, 2020.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Stelzl is currently Chairman of the Audit Committee and Mr. Dakos is a member of the Audit Committee. Each of Messrs. Stelzl and Dakos is an independent director. Mr. Stelzl has served on the Audit Committee since his election to the board of directors in 2014, and was also appointed as Chair of the Audit Committee in 2014. Mr. Dakos has served on the Audit Committee since March 2018. The composition of Audit Committee meets NYSE requirements for a special entity. As a special entity under the NYSE Rules, the Board is not required to determine whether any members of the Audit Committee qualify as an “audit committee financial expert” as defined by the SEC. The independent members of the Audit Committee also satisfy the enhanced independence standards applicable to audit committees set forth in Rule 10A‑3(b)(i) under the Exchange Act.

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

Compensation of Directors

Each non-independent member of the board of directors, except for Mr. Parker, does not receive any additional compensation from the Company for his or her services as a director. The following table summarizes the compensation earned by our independent directors, Messrs. Dakos, Goldstein and Stelzl, and non-independent director, Mr. Parker, during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Andrew Dakos (1)	$65,000	$—	$—	$—	$—	$65,000
Phillip Goldstein (1)	$55,000	$—	$—	$—	$—	$55,000
Robert L. Stelzl (1)	$65,000	$—	$—	$—	$—	$65,000
Ian Parker (2)	$27,500	$—	$—	$—	$—	$27,500
__________
(1)    Consists of an annual retainer fee of $55,000 and, in case of Messrs. Dakos and Stelzl, an additional $10,000 annual Audit Committee fee.
(2)    Subsequent to his retirement in July 2020, Mr. Parker earned a retainer fee of $27,500 for the third and fourth quarters of 2020 as a non-independent director.

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

COMPENSATION COMMITTEE REPORT

The board of directors of Brookfield DTLA Fund Office Trust Investor Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) (§229.402(b)) with management; and based on the review and discussions referred to in paragraph (e)(5)(i)(A) of this Item, the board of directors recommended that the Compensation Discussion and Analysis be included in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 19, 2021, DTLA Holdings owns 100% of the issued and outstanding shares of Brookfield DTLA’s common stock.

Series A Preferred Stock

Based on our review of all forms filed with the SEC by holders of the Series A preferred stock with respect to ownership of shares of the Series A preferred stock and other information, as of March 19, 2021, there is no person known to us to beneficially own more than 5% of Brookfield DTLA’s Series A preferred stock. Please note that under U.S. securities laws, the Series A preferred stock is generally not considered voting stock and, therefore, persons beneficially owning more than 5% of our Series A preferred stock have no obligation to notify us or the SEC of their beneficial ownership of such Series A preferred stock. Consequently, there may be other holders of more than 5% of the Series A preferred stock that are not known to us.

Security Ownership of our Directors and Executive Officers

Common Stock

As of March 19, 2021, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s common stock.

Series A Preferred Stock

As of March 19, 2021, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s Series A preferred stock.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Property management fee expense	$8,035	$8,479	$8,111
Asset management fee expense	$6,040	$6,161	$6,330
Leasing and construction management fees	$5,344	$5,051	$3,209
Development management fees (1)	$1,007	$991	$—
General, administrative and reimbursable expenses	$2,492	$2,865	$3,007
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of year end to the costs incurred during the year.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Insurance expense (1)	$11,836	$9,286	$8,026
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Fees incurred for these services totaled $282 thousand, $237 thousand and $192 thousand during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $149 thousand, $173 thousand and $190 thousand during the years ended December 31, 2020, 2019 and 2018, respectively.

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Year Ended December 31,
	2020	2019	2018

Lease income (1)	$11,443	$5,916	$1,928
Parking revenue (1)	$1,317	$—	$—
Interest and other revenue	$51	$208	$—
Rental property operating and maintenance expense (2)	$577	$676	$862
Other expenses	$90	$142	$—
Interest expense (3)	$1,982	$613	$—
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
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $85 thousand as of December 31, 2020 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.

In 2017, an affiliate of the Company obtained a construction loan of $2.6 million from Wells Fargo Center–North Tower. During the year ended December 31, 2020, the Company fully reserved the construction loan and interest receivable of $2.5 million and $144 thousand, respectively, as collection was not deemed probable. The related charges are included in other expenses in the consolidated statements of operations.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Director Independence

Because the Series A preferred stock is the only publicly listed security of the Company, Brookfield DTLA is a special entity as defined by the NYSE rules on corporate governance (the “NYSE Rules”) and has chosen to rely on the NYSE Rules’ “special entity exemption” with respect to certain independence requirements. Of the Company’s seven directors, three are currently independent of management, DTLA Holdings and the Manager. The board of directors has adopted independence standards as part of the Company’s Corporate Governance Guidelines, which are also available in print to any person who sends a written request to that effect to the attention of our Secretary, as provided for above under the heading “—Board Governance Documents.” in Part III, Item 10. Directors, Executive Officers and Corporate Governance.

The independence standards contained in our Corporate Governance Guidelines incorporate the categories of relationships between a director and a listed company that would make a director ineligible to be independent according to the standards issued by the NYSE.

In accordance with NYSE Rules and our Corporate Governance Guidelines, on March 23, 2021, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both the Company’s and the NYSE’s director independence standards, as then in effect:

Robert L. Stelzl
Andrew Dakos
Phillip Goldstein

Item 14.    Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to Brookfield DTLA for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”):

Fees (1)	For the Year Ended December 31,
	2020	2019

Audit fees (2)	$771,000	$776,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$771,000	$776,100
__________
(1)All services rendered for these fees were pre-approved in accordance with the Audit Committee’s policy regarding the approval of audit and non-audit services provided by the external auditor.
(2)Audit fees consist of fees for professional services provided in connection with the audits of the Company’s annual consolidated financial statements, audits of the Company’s subsidiaries required for statute or otherwise, and the performance of interim reviews of the Company’s quarterly unaudited consolidated financial statements.

Pre-approval Policies and Procedures of the Audit Committee

Brookfield DTLA has adopted written policies, which require the Audit Committee or the Chair of the Audit Committee to pre‑approve all audit and non‑audit services to be performed for the Company by Deloitte in accordance with applicable law. Any decisions of the Chair of the Audit Committee to pre‑approve a permitted service (as defined in the policy) shall be reported to the Audit Committee at each of its regularly scheduled meetings. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by Deloitte. The pre‑approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2020, 2019, and 2018
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

4.1	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

4.2	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Non-Voting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

4.3	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

4.4	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Non-Voting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.5	Form of Certificate of 7.625% Series A Cumulative Redeemable Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 8, 2014

10.1	Indemnification Agreement of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	10.1	November 4, 2013

10.2	Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	8-K	001-36135	10.1	April 1, 2019

10.3*	First Amendment to the Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC

10.4	Limited Liability Company Agreement of Brookfield DTLA Fund Properties III LLC	8-K	001-36135	10.2	April 1, 2019

10.5	Loan Agreement dated as of February 6, 2018 by and between BOP FIGat7th LLC, as Borrower, and Metropolitan Life Insurance Company, as Lender	8-K	001-36135	10.3	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.6	Guaranty as of February 6, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Metropolitan Life Insurance Company (“Lender”)	10-K	001-36135	10.5	April 1, 2019

10.7	Mortgage Loan Agreement dated as of September 23, 2020 among EYP Realty, LLC, as Borrower, and Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, collectively, as Lenders	8-K	001-36135	10.1	March 25, 2021

10.8	Limited Recourse Guaranty, made as of September 23, 2020 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, collectively, as Lender	8-K	001-36135	10.2	March 25, 2021

10.9	Mezzanine Loan Agreement dated as of September 23, 2020 among EYP Mezzanine, LLC, as Borrower, and Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Bank, National Association, collectively, as Lenders	8-K	001-36135	10.3	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.10	Mezzanine Limited Recourse Guaranty, made as of September 23, 2020 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Bank, National Association, collectively, as Lender	8-K	001-36135	10.4	March 25, 2021

10.11	Loan Agreement dated as of September 21, 2018 among North Tower, LLC, as Borrower, the Financial Institutions party hereto and their Assignees under Section 18.15, as Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and Natixis, New York Branch, as Joint Lead Arranger	8-K	001-36135	10.6	April 1, 2019

10.12	Completion Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.10	April 1, 2019

10.13	Limited Recourse Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lender	10-K	001-36135	10.11	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.14	Unfunded Obligations Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.12	April 1, 2019

10.15*	Loan Extension Notice dated as of August 12, 2020 among North Tower, LLC, as Borrower, the Financial Institutions Party listed therein, as Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and Natixis, New York Branch, as Joint Lead Arranger

10.16	Mezzanine A Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine, LLC, as Borrower, and Mirae Asset Daewoo Co., Ltd., as Lender	8-K	001-36135	10.7	April 1, 2019

10.17*	Mezzanine A Loan Extension Notice dated September 9, 2020 between North Tower Mezzanine, LLC, as Borrower, and Mirae Asset Daewoo Co., Ltd., as Lender

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.18	Mezzanine B Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine II, LLC, as Borrower, and Citi Global Markets Realty Corp., as Lender	8-K	001-36135	10.8	April 1, 2019

10.19*	Mezzanine B Loan Extension Notice dated August 17, 2020 between North Tower Mezzanine II, LLC, as Borrower, and ORED II Holdings Sub-Holdings 2, LLC, as Lender

10.20	Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.7	March 20, 2017

10.21	Mezzanine Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.8	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.22	Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.9	March 20, 2017

10.23	Mezzanine Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.10	March 20, 2017

10.24	Mortgage Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrowers, and Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A., collectively, as Lenders	8-K	001-36135	10.5	March 25, 2021

10.25	Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A., collectively, as Lender	8-K	001-36135	10.6	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.26	Mezzanine A Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as Lenders	8-K	001-36135	10.7	March 25, 2021

10.27	Mezzanine A Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Citigroup Global Markets Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as Lender	8-K	001-36135	10.8	March 25, 2021

10.28	Mezzanine B Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth Mezz II, LLC, as Borrower, and SBAF Mortgage Fund I/Lender, LLC, as Lender	8-K	001-36135	10.9	March 25, 2021

10.29	Mezzanine B Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of SBAF Mortgage Fund I/Lender, LLC, as Lender	8-K	001-36135	10.10	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.30	Loan Agreement, dated as of October 31, 2019, by and among Maguire Properties – 777 Tower LLC, as Borrower, each of the financial institutions initially a signatory hereto together with their assignees, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Bookrunner	8-K	001-36135	10.1	March 26, 2020

10.31	Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.2	March 26, 2020

10.32	Mezzanine Loan Agreement, dated as of October 31, 2019, by and among, 777 Tower Mezzanine, LLC, as Borrower, and Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.3	March 26, 2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.33	Mezzanine Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.4	March 26, 2020

10.34	Loan Agreement dated as of November 5, 2018 by and among Maguire Properties–355 S. Grand, LLC, as Borrower, Landesbank Hessen-Thüringen Girozentrale, as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Landesbank Hessen-Thüringen Girozentrale, Barclays Bank PLC and Natixis, New York Branch, as Joint Lead Arrangers. Landesbank Hessen-Thüringen Girozentrale as Hedge Coordinator, and the Financial Institutions now or hereafter signatories hereto and their assignees, as Lenders	8-K	001-36135	10.9	April 1, 2019

10.35	Limited Guaranty made as of November 5, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Landesbank Hessen-Thüringen Girozentrale, New York Branch, as Administrative Agent on behalf of the Lenders (together with its successors and assigns, “Administrative Agent”) and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.10	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.36	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.37	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.38	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

10.39	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.40	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2020

31.1*	Certification of Principal Executive Officer dated March 25, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

31.2*	Certification of Principal Financial Officer dated March 25, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated March 25, 2021 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3 above.

(c)	Financial Statement Schedules
See Item 2 above.
__________
*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 25, 2021

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 25, 2021	By:	/s/ G. MARK BROWN
G. Mark Brown Chairman of the Board (Principal executive officer)

	March 25, 2021	By:	/s/ BRYAN D. SMITH
Bryan D. Smith Chief Financial Officer (Principal financial and accounting officer)

	March 25, 2021	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	March 25, 2021	By:	/s/ ANDREW DAKOS
Andrew Dakos Director

	March 25, 2021	By:	/s/ MURRAY GOLDFARB
Murray Goldfarb Director

	March 25, 2021	By:	/s/ PHILLIP GOLDSTEIN
Phillip Goldstein Director

	March 25, 2021	By:	/s/ IAN PARKER
Ian Parker Director

	March 25, 2021	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director