Form 10-Q
period 2021-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2021-05-13
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    As of May 7, 2021, none of the registrant’s common stock was traded on any public market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,308,324	2,307,762
Tenant improvements	435,651	437,114
Investments in real estate, gross	2,966,530	2,967,431
Less: accumulated depreciation	539,632	517,329
Investments in real estate, net	2,426,898	2,450,102
Investment in unconsolidated real estate joint venture	42,594	42,395
Cash and cash equivalents	31,783	37,394
Restricted cash	47,822	46,089
Rents, deferred rents and other receivables, net	129,601	133,639
Intangible assets, net	20,445	22,046
Deferred charges, net	60,602	63,406
Due from affiliates, net of allowance for loan losses of $2,653 as of March 31, 2021 and December 31, 2020	9,507	10,847
Prepaid and other assets, net	11,243	10,538
Total assets	$2,780,495	$2,816,456

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,250,069	$2,239,640
Accounts payable and other liabilities	86,284	96,041
Due to affiliates	1,062	1,700
Intangible liabilities, net	5,615	6,005
Total liabilities	2,343,030	2,343,386

Commitments and Contingencies (See Note 15)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2021 and December 31, 2020	$451,665	$447,028
Noncontrolling Interests:
Series A-1 preferred interest	439,545	435,242
Senior participating preferred interest	20,943	20,413
Series B preferred interest	185,309	198,827
Total mezzanine equity	1,097,462	1,101,510

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	202,369	202,369
Accumulated deficit	(773,130)	(726,369)
Accumulated other comprehensive loss	—	—
Noncontrolling interests	(89,236)	(104,440)
Total stockholders’ deficit	(659,997)	(628,440)
Total liabilities and deficit	$2,780,495	$2,816,456

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2021	2020

Revenue:
Lease income	$64,238	$65,452
Parking	5,188	9,979
Interest and other	266	423
Total revenue	69,692	75,854

Expenses:
Rental property operating and maintenance	21,775	23,833
Real estate taxes	10,040	9,688
Parking	1,587	3,680
Other expenses	3,420	2,706
Depreciation and amortization	27,022	26,812
Interest	23,781	23,246
Total expenses	87,625	89,965

Other Income (Expense):
Equity in earning (loss) of unconsolidated real estate joint venture	199	(675)
Total other income (expense)	199	(675)

Net loss	(17,734)	(14,786)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303
Senior participating preferred interest redemption measurement adjustment	601	(225)
Series B preferred interest returns	4,282	4,208
Series B common interest – allocation of net income	15,204	9,822
Net loss attributable to Brookfield DTLA	(42,124)	(32,894)
Series A preferred stock dividends	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(46,761)	$(37,531)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2021	2020

Net loss	$(17,734)	$(14,786)

Other comprehensive loss:
Interest rate swap contracts designated as cash flow hedges:
Unrealized derivative holding losses	—	(1,242)
Total other comprehensive loss	—	(1,242)

Comprehensive loss	(17,734)	(16,028)
Less: comprehensive income attributable to noncontrolling interests	24,390	18,108
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(42,124)	$(34,136)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2020	1,000	$—	$202,369	$(726,369)	$—	$(104,440)	$(628,440)
Net (loss) income				(42,124)		24,390	(17,734)
Other comprehensive loss					—		—
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(9,186)	(13,823)
Balance, March 31, 2021	1,000	$—	$202,369	$(773,130)	$—	$(89,236)	$(659,997)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2019	1,000	$—	$197,535	$(499,793)	$(2,341)	$(216,183)	$(520,782)
Net (loss) income				(32,894)		18,108	(14,786)
Other comprehensive loss					(1,242)		(1,242)
Contributions			—				—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)		(8,286)	(12,923)
Balance, March 31, 2020	1,000	$—	$197,535	$(537,324)	$(3,583)	$(206,361)	$(549,733)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(17,734)	$(14,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,022	26,812
Equity in (earning) loss of unconsolidated real estate joint venture	(199)	675
Write-off of lease receivables deemed uncollectible	665	41
Amortization of acquired below-market leases, net of acquired above-market leases	110	(24)
Straight-line rent amortization	(1,768)	1,462
Amortization of tenant inducements	813	925
Amortization and write-off of debt financing costs	1,973	1,310
Unrealized gain on interest rate cap contracts	(12)	(50)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	3,369	(1,149)
Deferred charges, net	(862)	(1,632)
Due from affiliates, net	2,038	1,036
Prepaid and other assets, net	(631)	(844)
Accounts payable and other liabilities	9,702	3,046
Due to affiliates	(638)	(770)
Net cash provided by operating activities	23,848	16,052
Cash flows from investing activities:
Expenditures for real estate improvements	(13,674)	(15,087)
Net cash used in investing activities	(13,674)	(15,087)
Cash flows from financing activities:
Proceeds from secured debt	465,000	—
Principal payments on secured debt	(450,000)	—
Proceeds from Series B preferred interest	2,600	7,800
Proceeds from senior participating preferred interest	171	—
Distributions to Series B preferred interest	(4,244)	(4,401)
Repurchases of Series B preferred interest	(16,156)	(6,869)
Distributions to senior participating preferred interest	(242)	(263)
Purchase of interest rate cap contracts	(62)	—
Payment for early extinguishment of debt	(4,575)	—
Debt financing costs paid	(6,544)	(167)
Net cash used in financing activities	(14,052)	(3,900)
Net change in cash, cash equivalents and restricted cash	(3,878)	(2,935)
Cash, cash equivalents and restricted cash at beginning of period	83,483	58,988
Cash, cash equivalents and restricted cash at end of period	$79,605	$56,053

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,899	$22,124
Cash paid for income taxes	$—	$6

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$5,633	$27,675
Decrease in fair value of interest rate swaps	$—	$(1,242)

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020

Cash and cash equivalents at beginning of period	$37,394	$33,964
Restricted cash at beginning of period	46,089	25,024
Cash, cash equivalents and restricted cash at beginning of period	$83,483	$58,988

Cash and cash equivalents at end of period	$31,783	$32,780
Restricted cash at end of period	47,822	23,273
Cash, cash equivalents and restricted cash at end of period	$79,605	$56,053

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As used in these notes to consolidated financial statements, tabular amounts are presented in thousands, except share amounts, percentage data and dates.

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis. On April 1, 2021, BAM and BPY announced an agreement for BAM to acquire 100% of the limited partnership units of BPY. Assuming the acquisition is approved by BPY’s minority unitholders and other approvals and conditions are obtained and satisfied, we expect the transaction to close in the third quarter. We do not expect this transaction to have any impact to the Company.

As of March 31, 2021 and December 31, 2020, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”).

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

The consolidated balance sheets as of March 31, 2021 and December 31, 2020 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of March 31, 2021 and December 31, 2020, and for each of the three months ended March 31, 2021 and 2020.

The consolidated balance sheet data as of December 31, 2020 has been derived from Brookfield DTLA’s audited financial statements; however, the accompanying notes to the consolidated financial statements do not include all disclosures required by GAAP. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2021.

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

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of March 31, 2021, these consolidated VIEs had in aggregate total consolidated assets of $2.7 billion (of which $2.4 billion is related to investments in real estate) and total consolidated liabilities of $2.4 billion (of which $2.3 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture, Brookfield DTLA Fund Properties IV LLC (“Fund IV”), with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. As of March 31, 2021, the Company’s ownership interest in the joint venture was 43.7%, a decrease from 47.8% as of December 31, 2020 as a result of additional capital contributed by DTLA FP IV Holdings to the joint venture during the three months ended March 31, 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impact of COVID-19

Prior to the end of the first quarter of 2020, there was a global outbreak of a new strain of Coronavirus (“COVID-19”) which prompted government and businesses to take unprecedented measures in response. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; and local, regional, national and international economic conditions were adversely impacted.

During the first quarter of 2021, the COVID-19 pandemic and the measures taken to combat the spread of the pandemic has continued to impact numerous aspects of our business and our properties, which are located in the City of Los Angeles. Some of the effects include the following:

•Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. Due to the uncertainties posed to our tenants in FIGat7th by the COVID-19 pandemic, during the three months ended March 31, 2021, the Company recognized adjustments of $0.5 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of March 31, 2021, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the three months ended March 31, 2021, the Company recognized adjustments of $0.2 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•Parking net operating income, which represents parking revenue less parking expenses, declined by $2.7 million or 43% from $6.3 million during the three months ended March 31, 2020 to $3.6 million during the same period in 2021, as a result of the Shutdown that impacted the physical occupancy of both our office and retail properties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and reductions in projected leasing of available space. While the carrying values of the properties are recorded at cost less accumulated depreciation, we estimate the undiscounted cashflows and fair values of the properties as part of our impairment review of investments in real estate. See Note 2—“Basis of Presentation—Impairment Review” for further discussion.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of events such as the Shutdown. For example, estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

Impairment Review

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the Shutdown on economic and market conditions, together with many of our office property tenants working from home, was deemed to be a triggering event during the three months ended March 31, 2021.

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors, including the impact of the Shutdown. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired as of March 31, 2021 and December 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable using similar criteria as its investments in real estate. An impairment loss is measured based on the excess of the carrying amount of an investment compared to its estimated fair value. Impairment analyses are based on current plans, intended holding periods and information available at the time the analyses are prepared. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of March 31, 2021 and December 31, 2020.

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

Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, including the impact of the Shutdown on the tenant’s business, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. During the three months ended March 31, 2021 and 2020, as the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a reduction in lease income totaling $665 thousand and $41 thousand, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company received certain rent relief requests for certain periods in 2020 and 2021 from many of our retail tenants and some of our office tenants as a result of the Shutdown. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals and rent abatements on a lease-by-lease basis. For leases with deferrals, the Company elected to account for the lease concessions as if they were part of the enforceable rights rather than as a modification. For leases with abatements, the Company accounted for the lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework. During the three months ended March 31, 2021, the impact of lease concessions granted did not have a material effect on the Company’s consolidated financial statements.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred taxes during the three months ended March 31, 2021 and 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3—Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

There have been no new accounting pronouncements adopted during the three months ended March 31, 2021.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. The guidance is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC Topic 848, Reference Rate Reform, and clarifies some of its guidance as part of the FASB’s ongoing monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company’s variable debt and interest rate cap contracts currently reference LIBOR. The Company is currently in the process of identifying its LIBOR-based contracts that will be impacted by the cessation of LIBOR, incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Notwithstanding these efforts, the Company expects to utilize the optional expedients provided by ASU 2020-04 for debt contracts left unmodified. In addition, balances of interest rate cap contracts were de minimis and the Company does not use hedge accounting for these contracts. As such, we do not expect the adoption of ASU 2020-04 and 2021-01 to have a material effect on the Company’s consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	March 31, 2021	December 31, 2020

Straight-line and other deferred rents	$110,267	$109,196
Tenant inducements receivable	33,094	33,280
Tenant receivables	2,593	5,057
Other receivables	432	2,079
Rents, deferred rents and other receivables, gross	146,386	149,612
Less: accumulated amortization of tenant inducements	16,785	15,973
Rents, deferred rents and other receivables, net	$129,601	$133,639

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the three months ended March 31, 2021 due to the Shutdown.

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	March 31, 2021	December 31, 2020

Intangible Assets
In-place leases	$46,448	$46,448
Tenant relationships	6,900	6,900
Above-market leases	19,874	19,874
Intangible assets, gross	73,222	73,222
Less: accumulated amortization	52,777	51,176
Intangible assets, net	$20,445	$22,046

Intangible Liabilities
Below-market leases	$46,945	$46,945
Less: accumulated amortization	41,330	40,940
Intangible liabilities, net	$5,615	$6,005

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Lease income	$(110)	$24
Depreciation and amortization expense	$1,101	$1,536

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2021, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2021	$2,406	$1,948	$1,160
2022	2,757	2,275	1,493
2023	1,947	1,949	794
2024	1,091	1,864	278
2025	951	1,191	263
2026	580	449	245
Thereafter	1,033	4	1,382
Total future amortization/accretion of intangibles	$10,765	$9,680	$5,615

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows:

	Maturity Date (1)	Contractual Interest Rates	Principal Amount as of
			March 31, 2021	December 31, 2020
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 1.65%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 4.00%	65,000	65,000
Wells Fargo Center–North Tower (2)(3)	10/9/2023	LIBOR + 5.00%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2023	LIBOR + 1.80%	260,796	260,796
777 Tower (5)	10/31/2024	LIBOR + 1.60%	231,842	231,842
777 Tower (6)	10/31/2024	LIBOR + 4.15%	43,158	43,158
EY Plaza (7)	10/9/2025	LIBOR + 2.86%	275,000	275,000
EY Plaza (7)	10/9/2025	LIBOR + 6.85%	30,000	30,000
Gas Company Tower (7)	2/9/2026	LIBOR + 1.89%	350,000	—
Gas Company Tower (7)	2/9/2026	LIBOR + 5.00%	65,000	—
Gas Company Tower (7)	2/9/2026	LIBOR + 7.75%	50,000	—
Total variable-rate loans			1,805,796	1,340,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			458,500	458,500

Debt Refinanced:
Gas Company Tower			—	319,000
Gas Company Tower			—	131,000
Total debt refinanced			—	450,000

Total secured debt			2,264,296	2,249,296
Less: unamortized debt financing costs			14,227	9,656
Total secured debt, net			$2,250,069	$2,239,640
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of March 31, 2021 and December 31, 2020, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 3.85%.
(3)BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 13—“Related Party Transactions.”
(4)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.63%. As of March 31, 2021, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(5)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of March 31, 2021, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(6)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of March 31, 2021, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(7)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%.

The weighted average interest rate of the Company’s secured debt was 2.91% and 3.19% as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the weighted average term to maturity of our debt was approximately four years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of March 31, 2021:

Remainder of 2021	$—
2022	—
2023	819,296
2024	675,000
2025	305,000
2026	465,000
Total secured debt	$2,264,296

As of March 31, 2021, $1,035.8 million of the Company’s secured debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements) and $828.5 million may be prepaid with prepayment penalties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gas Company Tower—

On February 5, 2021, Brookfield DTLA refinanced its Gas Company Tower secured loans. The original $450.0 million secured loans were replaced with secured loans of $465.0 million, comprised of a $350.0 million mortgage loan, a $65.0 million mezzanine loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.89%, 5.00% and 7.75%, respectively. The initial maturity date of these interest-only loans is February 9, 2023. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until February 2022 after which the loan may be repaid without prepayment fees. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property. Brookfield DTLA has three options to extend the loans maturity dates for a period of one year each, as long as the maturity date of the mezzanine loans is extended simultaneously with the mortgage loan, and no Event of Default (as defined in the underlying loan agreements) has occurred. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. The Company recognized a loss on early extinguishment of debt of $4.6 million, which represented a prepayment premium and debt yield maintenance fee, in interest expense in the consolidated statements of operations.

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

Debt Compliance

As of March 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of March 31, 2021, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met. Such cash sweep event ended in February 2021 upon the refinancing and repayment of the Gas Company Tower senior mortgage and mezzanine loans.

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

Wells Fargo Center–North Tower —

As of March 31, 2021, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, capital expenditures and leasing costs; property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep has not started as of March 31, 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
London Interbank Offered Rate (“LIBOR”) Transition

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the LIBOR, previously announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly-used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

We have outstanding variable debt and interest rate cap contracts that are indexed to LIBOR. The Company is currently in the process of identifying its LIBOR-based contracts that will be impacted by the cessation of LIBOR, incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes.

If LIBOR changes or is replaced, the interest rates on our debt which is indexed to USD-LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than the payments that would have been made on such debt if USD-LIBOR was available in its current form.

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	March 31, 2021	December 31, 2020

Tenant improvements and inducements payable	$35,360	$47,679
Unearned rent and tenant payables	27,730	27,331
Accrued capital expenditures and leasing commissions	11,831	15,201
Accrued expenses and other liabilities	11,363	5,830
Accounts payable and other liabilities	$86,284	$96,041

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. As of March 31, 2021 and December 31, 2020, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

Series B Preferred Interest. Pursuant to the Limited Liability Company Agreement (“LLCA”) of Fund II and the subsequent amendment to the LLCA, DTLA Holdings made a commitment to contribute up to $310.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. As of March 31, 2021, $44.1 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest (collectively, the “Preferred Interests”) are classified as mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. See Note 9—“Mezzanine Equity.”

Stockholders’ Deficit Component

Common interests held by DTLA Holdings are presented as “noncontrolling interests” as part of Stockholders’ Deficit in the consolidated balance sheets.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2020	9,730,370	$447,028	$435,242	$20,413	$198,827	$1,101,510
Issuance of Series B preferred interest					2,600	2,600
Dividends		4,637				4,637
Preferred returns			4,303		4,282	8,585
Redemption measurement adjustments				601		601
Contributions from noncontrolling interests				171		171
Repurchases of noncontrolling interests					(16,156)	(16,156)
Distributions to noncontrolling interests				(242)	(4,244)	(4,486)
Balance, March 31, 2021	9,730,370	$451,665	$439,545	$20,943	$185,309	$1,097,462

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2019	9,730,370	$428,480	$418,029	$22,362	$185,352	$1,054,223
Issuance of Series B preferred interest					7,800	7,800
Dividends		4,637				4,637
Preferred returns			4,303		4,208	8,511
Redemption measurement adjustments				(225)		(225)
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(6,869)	(6,869)
Distributions to noncontrolling interests				(263)	(4,401)	(4,664)
Balance, March 31, 2020	9,730,370	$433,117	$422,332	$21,874	$186,090	$1,063,413

During the three months ended March 31, 2021 and 2020, the Company used cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. During the three months ended March 31, 2021, repurchases of and distributions to noncontrolling interests were made using the excess operating cash flows generated from properties. During the three months ended March 31, 2020, repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019.

Series A Preferred Stock

As of March 31, 2021, the Series A preferred stock is reported at its redemption value of $451.7 million calculated using the redemption price of $243.3 million plus $208.4 million of accumulated and unpaid dividends on such Series A preferred stock through March 31, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
No dividends were declared on the Series A preferred stock during the three months ended March 31, 2021 and 2020. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

The Series A preferred stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provision. We may, at our option, redeem the Series A preferred stock, in whole or in part, for $25.00 per share, plus all accumulated and unpaid dividends on such Series A preferred stock up to and including the redemption date. There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Series A preferred stock. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of Brookfield DTLA.

Noncontrolling Interests

There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Preferred Interests.

Series A-1 Preferred Interest

As of March 31, 2021, the Series A-1 preferred interest is reported at its redemption value of $439.5 million calculated using its liquidation value of $225.7 million plus $213.8 million of unpaid interest through March 31, 2021. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of March 31, 2021, the senior participating preferred interest is reported at its redemption value of $20.9 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of March 31, 2021, the Series B preferred interest is reported at its redemption value of $185.3 million calculated using its liquidation value of $181.0 million plus $4.3 million of unpaid preferred returns on such Series B preferred interest through March 31, 2021. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of March 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Balance at beginning of period	$—	$(2,341)
Other comprehensive loss before reclassifications	—	(1,242)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	—	(1,242)
Balance at end of period	$—	$(3,583)

Note 11—Financial Instruments

Derivative Financial Instruments

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of March 31, 2021:

	Notional Amount	Strike Rate (1)	Expiration Date

Interest Rate Caps:
Wells Fargo Center–North Tower	$400,000	3.85%	10/15/2021
Wells Fargo Center–North Tower	65,000	3.85%	10/15/2021
Wells Fargo Center–North Tower	35,000	3.85%	10/15/2021
Wells Fargo Center–South Tower	290,000	3.63%	11/4/2022
777 Tower	268,600	4.00%	11/10/2021
777 Tower	50,000	4.00%	11/10/2021
EY Plaza	275,000	4.00%	10/15/2022
EY Plaza	30,000	4.00%	10/15/2022
Gas Company Tower	350,000	4.00%	2/15/2023
Gas Company Tower	65,000	4.00%	2/15/2023
Gas Company Tower	50,000	4.00%	2/15/2023
Total derivatives not designated as cash flow hedging instruments	$1,878,600
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	March 31, 2021	December 31, 2020

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$17	$5

The following table presents the gain (loss) recorded on interest rate swaps for the three months ended March 31, 2021 and 2020:

	Loss Recognized in OCL	Amount of Gain Reclassified from AOCL to Statements of Operations

Derivatives designated as cash flow hedging instruments:
For the three months ended:
March 31, 2021	$—	$—
March 31, 2020	$(1,242)	$—

Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the three months ended March 31, 2021 and 2020 were de minimis.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three months ended March 31, 2021 due to the Shutdown.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12—Fair Value Measurements and Disclosures

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

Fair value of interest rate caps was $17 thousand and $5 thousand as of March 31, 2021 and December 31, 2020, respectively. The Company classified them as Level 2 in the fair value hierarchy.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nonrecurring Measurements—

As of March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation —Impairment Review” for further discussion.

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

	March 31, 2021	December 31, 2020

Fair Value	$2,262,566	$2,246,225
Carrying value	$2,250,069	$2,239,640

Other financial instruments — As of March 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the three months ended March 31, 2021 and 2020:

Type	Affiliate	Fee Description
Property management fee	The Manager	2.75% of rents collected (as defined in the management agreements).
Asset management fee	BPY and BAM	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing management fee	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction.
Construction management fee	The Manager	3.00% of hard and soft construction costs
Development management fee	Other	3.00% of hard and soft construction costs
Entitlement fee	Other	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Property management fee expense	$2,036	$2,182
Asset management fee expense	$1,547	$1,515
Leasing and construction management fees	$559	$832
Development management fee (1)	$349	$287
Entitlement fee	$67	$—
General, administrative and reimbursable expenses	$585	$694
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of period end to the costs incurred during the period.

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statements of operations, with the exception of asset management fee expense which is included in other expenses. Leasing management fees are capitalized as deferred charges, construction management fees and entitlement fee are capitalized as part of investments in real estate, and development management fees are capitalized and included in the investment in unconsolidated real estate joint venture in the consolidated balance sheets.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Insurance expense (1)	$3,192	$2,882
__________
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Fees incurred for these services totaled $78 thousand and $67 thousand, respectively, during the three months ended March 31, 2021 and 2020. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $32 thousand and $38 thousand, respectively, during the three months ended March 31, 2021 and 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Lease income (1)	$4,776	$3,914
Parking revenue (1)	$250	$—
Interest and other revenue	$—	$50
Rental property operating and maintenance expense (2)	$111	$123
Other expenses	$—	$34
Interest expense (3)(4)	$496	$575
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
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $84 thousand as of March 31, 2021 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.
(4)In February 2021, BAM purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two-year period at a fixed interest rate of 2.50%. The transaction was conducted on an arm’s length basis at fair market value. During the three months ended March 31, 2021, the Company incurred interest expense of $47 thousand on this CMBS to BAM.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 14—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of March 31, 2021:

Remainder of 2021	$122,497
2022	153,431
2023	139,744
2024	122,955
2025	109,141
2026	96,928
Thereafter	460,072
Total future minimum base rents	$1,204,768

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

The Shutdown has increased the risk in the near term of our tenants’ ability to fulfill their lease commitments. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts. See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of collectibility of lease income as of March 31, 2021.

Capital Commitments

As of March 31, 2021, the Company had $47.4 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of March 31, 2021, $11.3 million of our tenant-related commitments were expected to be paid during the remainder of 2021. Additionally, we had $0.8 million in construction-related commitments, mainly related to retention payable to contractors for the atrium redevelopment project at Wells Fargo Center as of March 31, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described under Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise.

As used in this section unless otherwise indicated, tabular amounts are presented in thousands, except leasing information, percentage data and years.

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis. On April 1, 2021, BAM and BPY announced an agreement for BAM to acquire 100% of the limited partnership units of BPY. Assuming the acquisition is approved by BPY’s minority unitholders and other approvals and conditions are obtained and satisfied, we expect the transaction to close in the third quarter. We do not expect this transaction to have any impact to the Company.

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

Name	Property Type	Rentable Square Feet	Ownership Percentage

Bank of America Plaza (“BOA Plaza”)	Class A office	1,405,428	100%
Wells Fargo Center–North Tower	Class A office	1,400,639	100%
Gas Company Tower	Class A office	1,345,163	100%
EY Plaza	Class A office	963,682	100%
Wells Fargo Center–South Tower	Class A office	1,124,960	100%
777 Tower	Class A office	1,024,835	100%
FIGat7th	Retail center	316,250	100%
755 South Figueroa	Multifamily (under development)	N/A	43.7%
Total		7,580,957

Brookfield DTLA primarily receives its income from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages. See Item 1. “Financial Statements — Notes to Consolidated Financial Statements—Note 1—Organization and Description of Business” for more information regarding the organization and background of Brookfield DTLA.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Current Period Highlights

COVID-19 Update

Prior to the end of the first quarter of 2020, there was a global outbreak of a new strain of Coronavirus (“COVID-19”) which prompted government and businesses to take unprecedented measures in response. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. The State of California order includes the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure (the “Shutdown”). Essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores and delivery restaurants, were allowed to remain open. Consequently, business activities and supply chains were interrupted; travel was disrupted; and local, regional, national and international economic conditions were adversely impacted.

During the first quarter of 2021, the COVID-19 pandemic and the measures taken to combat the spread of the pandemic has continued to impact numerous aspects of our business and our properties, which are located in the City of Los Angeles. Some of the effects include the following:

•Higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters are prohibited statewide in California. As a result, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, are experiencing the most immediate impact of the Shutdown on their businesses. During the three months ended March 31, 2021, total lease income and parking revenue from FIGat7th represented approximately 3% of the consolidated total, compared to 4% for the same period in 2020. Due to the uncertainties posed to our tenants in FIGat7th by the COVID-19 pandemic, during the three months ended March 31, 2021, the Company recognized adjustments of $0.5 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

•While our office properties have remained open during the Shutdown, most of our office tenants have been working remotely since the “stay-at-home” order was issued and many continue to do so. As of March 31, 2021, most of our office tenants have been current in paying amounts due to us under their leases. However, they could face increased difficulty in meeting their lease obligations if prolonged mitigation efforts and the cost of social distancing modifications materially impact their businesses. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the three months ended March 31, 2021, the Company recognized adjustments of $0.2 million to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
•Parking net operating income, which represents parking revenue less parking expenses, declined by $2.7 million or 43% from $6.3 million during the three months ended March 31, 2020 to $3.6 million during the same period in 2021, as a result of the Shutdown that impacted the physical occupancy of both our office and retail properties.

•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and reductions in projected leasing of available space. While the carrying values of the properties are recorded at cost less accumulated depreciation, we estimate the undiscounted cashflows and fair values of the properties as part of our impairment review of investments in real estate. See Item 1. “Financial Statements — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation — Impairment Review” for further discussion.

The Company received certain rent relief requests for certain periods in 2020 and 2021 from many of our retail tenants and some of our office tenants as a result of the Shutdown. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals and rent abatements on a lease-by-lease basis.

The following table sets forth information regarding the collection percentage as of March 31, 2021 related to the amounts due from our tenants:

	As of March 31, 2021
Property Type	March 2020 Billings Collected(1)	Second Quarter of 2020 Billings Collected(1)	Third Quarter of 2020 Billings Collected(1)	Fourth Quarter of 2020 Billings Collected(1)	First Quarter of 2021 Billings Collected(1)
Office	100%	100%	99%	99%	99%
Retail	97%	39%	62%	64%	74%
Total	100%	97%	98%	98%	98%
(1)    Adjusted for rent concessions granted to tenants.

See Item 1. “Financial Statements — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation — Rents, Deferred Rents and Other Receivables, Net” for a discussion of how we assess the collectibility of amounts due under leases with our tenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
While we cannot be certain as to the duration of the impact of COVID-19, we expect impacts of COVID-19 to affect our financial results at least through 2021. The long-term impact to our business remains unknown as we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the impact of variants of the disease, the speed at which such vaccines are administered, and the likelihood of a resurgence of positive cases. See “Risk Factors—The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus.” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 for additional information.

Leasing Activity and Occupancy Level

The first quarter of 2021 has continued to be dominated by the COVID-19 pandemic causing significant uncertainty for most sectors, including the commercial real estate industry. Leasing activity, compared to the first quarter of 2020, decreased as a result. During the first quarter of 2021, we executed new and renewal leases totaling 35,317 square feet within our portfolio, compared to 56,644 square feet for the same period in 2020, a decrease of 38% year over year. Contractual expirations and early terminations of leases totaled 149,207 square feet in the first quarter of 2021, compared to 209,135 square feet for the same period in 2020, a decrease of 29% year over year. As a result of the negative net absorption, occupancy decreased from 80.9% in the first quarter of 2020 to 77.6% for the same period in 2021. See “Leasing Activity” for details.

Financing

In February 2021, Brookfield DTLA closed a $465.0 million interest-only debt secured by Gas Company Tower. This debt, which is scheduled to mature in February 2026, bears interest at LIBOR plus 2.95%. All the proceeds from this debt were used to pay off the original $450.0 million debt that previously encumbered the property and to satisfy the new loans’ required reserves. See “Indebtedness” for details.

Capital Improvements

The atrium development project at Wells Fargo Center was completed during the third quarter of 2020 and the construction of the food vendor spaces is ongoing with anticipated openings starting in the second and third quarter of 2021, pending any further modifications to COVID-19 mandates affecting retail openings.

In response to the Shutdown, Brookfield DTLA strategically deferred and cancelled various capital expenditure projects of lower priority since April 2020. Further, during the first quarter of 2021, expenditures for tenant improvements has continued to decline in response to decreased leasing activity. Accordingly, expenditures for real estate improvements decreased from $9.1 million in the first quarter of 2020 to $5.6 million for the same period in 2021, a decrease of $3.5 million or 38% year over year.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. As of March 31, 2021 and December 31, 2020, we had $31.8 million and $37.4 million, respectively, of cash and cash equivalents. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities without issuing additional debt or equity, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock.

Brookfield DTLA’s primary liquidity sources and uses during the three months ended March 31, 2021 and 2020 are as follows:

Sources:
•Cash provided by operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities” ;
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

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2021 business plan, Brookfield DTLA projects spending approximately $261.0 million over the next five years consisting of $179.0 million for tenant improvements, $70.4 million for leasing costs and $11.7 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, upgrades to emergency generators and replacement of transformers. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

See “Indebtedness” below for more information regarding future advance amounts available as of March 31, 2021 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Indebtedness

During the three months ended March 31, 2021, our issuances and repayments of debt included the following:

	Interest Rate Type	Effective Date	Maturity Date/Term to Maturity	Interest Rate as of Effective Date	Principal Amount
Issuances
Gas Company Tower	Variable	2/5/2021	2/9/2026 (1)	2.01%	$350,000
Gas Company Tower	Variable	2/5/2021	2/9/2026 (1)	5.12%	65,000
Gas Company Tower	Variable	2/5/2021	2/9/2026 (1)	7.87%	50,000
Weighted average/total			5 years	3.07%	$465,000

Repayments of debt
Gas Company Tower	Fixed	2/5/2021	8/6/2021	3.47%	$319,000
Gas Company Tower	Fixed	2/5/2021	8/6/2021	6.50%	131,000
Weighted average/total			N/A	4.35%	$450,000
(1)    Maturity dates include the effect of extension options that the Company controls.
N/A    Not applicable since the loans were fully repaid as of March 31, 2021.

On February 5, 2021, Brookfield DTLA refinanced its Gas Company Tower secured loans. The original $450.0 million secured loans were replaced with secured loans of $465.0 million, comprised of a $350.0 million mortgage loan, a $65.0 million mezzanine loan and a $50.0 million mezzanine loan, each of which bears interest at variable rates equal to LIBOR plus 1.89%, 5.00% and 7.75%, respectively. The initial maturity date of these interest-only loans is February 9, 2023. The mortgage loan can be prepaid, in whole or in part, with prepayment fees (as defined in the underlying loan agreement) until February 2022 after which the loan may be repaid without prepayment fees. A voluntary prepayment of the mortgage or mezzanine loans requires a simultaneous pro-rata prepayment of all loans encumbering this property. Brookfield DTLA has three options to extend the loans maturity dates for a period of one year each, as long as the maturity date of the mezzanine loans is extended simultaneously with the mortgage loan, and no Event of Default (as defined in the underlying loan agreements) has occurred. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. The Company recognized a loss on early extinguishment of debt of $4.6 million, which represented a prepayment premium and debt yield maintenance fee, in interest expense in the consolidated statements of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
As of March 31, 2021, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of March 31, 2021 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$458,500	20%	4.03%	3 years
Variable-rate (1) (2)	1,805,796	80%	2.62%	4 years
Total secured debt	$2,264,296	100%	2.91%	4 years
__________
(1)As of March 31, 2021 and through the date of this Report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of March 31, 2021 and through the date of this Report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of March 31, 2021, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

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

Debt Compliance

As of March 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of March 31, 2021, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio. In addition, in June 2020, a cash sweep event was triggered on the loan secured by Gas Company Tower as a certain lease space restriction was not met. Such cash sweep event ended in February 2021 upon the refinancing and repayment of the Gas Company Tower senior mortgage and mezzanine loans.

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

Wells Fargo Center–North Tower —

As of March 31, 2021, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, capital expenditures and leasing costs; property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep has not started as of March 31, 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

Occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the three months ended March 31, 2021:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2020	5,995,517	79.1%
Contractual expirations	(149,207)	(2.0)%
New leases	—	—%
Renewals	35,317	0.5%
Leased square feet as of March 31, 2021	5,881,627	77.6%

Lease contractual expirations. The following table summarizes the large contractual expiries at Brookfield DTLA’s properties during the three months ended March 31, 2021:

Tenant	Property	Leased Square Feet

Latham & Watkins LLP	Wells Fargo Center–South Tower, Gas Company Tower	76,607
Nossaman LLP	777 Tower	35,317
Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	27,009
Total		138,933

Decline in occupancy during the three months ended March 31, 2021 was mainly attributable to contractual expirations of lease agreements. Leasing volume for the three months ended March 31, 2021, compared to the same period in 2020, is down significantly due to the continued impact of the Shutdown. Many companies have paused anticipated leasing transactions while they re-direct their focus on addressing the impact of the Shutdown on their business, including protecting their employees and managing financial and operating matters. At the same time, we have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space. In early April 2021, Los Angeles County officially moved into the less restrictive Orange Tier of the California state’s reopening framework, which dictates that movie theaters and indoor restaurants could operate at up to 50% capacity, fitness centers could operate up to 25% capacity; and bars could open for outdoor service. In early May 2021, Los Angeles County further advanced to the Yellow Tier of the California state’s reopening framework, which allows higher capacity limits at most businesses. Fitness centers, wineries and breweries, for instance, were permitted to increase indoor attendance limits to 50%; and bars were able to open indoors at 25%. Non-essential employees are able to reoccupy office space and most of our tenants are making plans to return to the office. As a result of this progress, the leasing market is starting to reflect growing positive sentiment through increased touring activity.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of March 31, 2021:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	86.3%	$33,196,466	$27.36
Wells Fargo Center–North Tower	1,400,639	18.5%	82.3%	33,642,640	29.19
Gas Company Tower	1,345,163	17.8%	75.9%	27,938,079	27.37
EY Plaza	963,682	12.7%	80.2%	20,816,132	26.92
FIGat7th	316,250	4.2%	89.2%	6,664,140	23.61
Wells Fargo Center–South Tower	1,124,960	14.8%	60.7%	19,017,979	27.87
777 Tower	1,024,835	13.5%	73.9%	21,407,966	28.27
	7,580,957	100.0%	77.6%	$162,683,402	$27.66
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2021. This amount reflects total base rent before any rent abatements as of March 31, 2021. Total abatements for executed leases as of March 31, 2021 for the twelve months ending March 31, 2022 are approximately $7.5 million, or $1.28 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of March 31, 2021.

Average asking net effective rents in the LACBD were essentially flat during the three months ended March 31, 2021. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of March 31, 2021, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2021	105,878	1.8%	$2,829,591	1.7%	$26.73	$26.84
2022	492,511	8.4%	13,746,858	8.5%	27.91	28.85
2023	950,253	16.2%	24,146,400	14.8%	25.41	27.04
2024	544,819	9.3%	15,982,743	9.8%	29.34	32.15
2025	716,816	12.2%	20,347,967	12.5%	28.39	32.47
2026	550,019	9.4%	13,842,543	8.5%	25.17	29.40
2027	182,468	3.1%	5,235,725	3.2%	28.69	34.54
2028	101,435	1.7%	3,037,978	1.9%	29.95	39.28
2029	303,025	5.2%	9,683,115	6.0%	31.95	42.05
2030	330,740	5.6%	9,995,139	6.1%	30.22	40.13
Thereafter	1,603,663	27.1%	43,835,343	27.0%	27.33	40.96
Total expiring leases	5,881,627	100.0%	$162,683,402	100.0%	$27.66	$34.30
Currently available	1,699,330
Total rentable square feet	7,580,957
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2021. This amount reflects total base rent before any rent abatements as of March 31, 2021. Total abatements for executed leases as of March 31, 2021 for the twelve months ending March 31, 2022 are approximately $7.5 million, or $1.28 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of March 31, 2021.
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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Three Months Ended		Dollar Change
	March 31,
	2021	2020

Net cash provided by operating activities	$23,848	$16,052	$7,796
Net cash used in investing activities	$(13,674)	$(15,087)	$1,413
Net cash used in financing activities	$(14,052)	$(3,900)	$(10,152)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants and (4) changes in working capital. The increase in cash provided by operating activities is primarily attributable to cash inflows from working capital changes by $13.0 million and decreases in interest payments on secured debt by $4.2 million. The cash inflows were partially offset by decreases in parking revenue by $4.8 million and cash lease revenue by $3.8 million, reflecting the reduction in both contractual and physical occupancy resulting from the “stay-at-home” order implemented since March 2020.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures and tenant improvement activities for its properties. The decrease in net cash used in investing activities was mainly due to decreases in capital expenditures by $5.3 million following the completion of the atrium development project at Wells Fargo Center in the third quarter of 2020. Such decrease in cash outflows was partially offset by an increase in cash outflows for tenant improvements by $3.9 million, following the substantial completion of tenant improvement projects for a tenant at the EY Plaza.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. During the three months ended March 31, 2021, net proceeds from the refinancing of the loans secured by the Gas Company Tower were the main source of cash provided by financing activities. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. As Brookfield DTLA had excess cash from operating activities generated from properties, it repurchased $16.2 million of the Series B preferred interest and made distribution of $4.2 million to the Series B preferred interest. In comparison, during the three months ended March 31, 2020, proceeds from issuance of Series B preferred interest was the main source of cash provided by financing activities. Cash outflows were mainly driven by repurchases of and distributions to Series B, using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

Comparison of the Three Months Ended March 31, 2021 to March 31, 2020

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2021	2020

Revenue:
Lease income	$64.2	$65.5	$(1.3)	(2)%
Parking	5.2	10.0	(4.8)	(48)%
Interest and other	0.3	0.4	(0.1)	(25)%
Total revenue	69.7	75.9	(6.2)	(8)%

Expenses:
Rental property operating and maintenance	21.8	23.8	(2.0)	(8)%
Real estate taxes	10.0	9.7	0.3	3%
Parking	1.6	3.7	(2.1)	(57)%
Other expenses	3.4	2.7	0.7	26%
Depreciation and amortization	27.0	26.8	0.2	1%
Interest	23.8	23.2	0.6	3%
Total expenses	87.6	89.9	(2.3)	(3)%

Other Income (Expense):
Equity in earning (loss) of unconsolidated real estate joint venture	0.2	(0.7)	0.9	(129)%
Total other income (expense)	0.2	(0.7)	0.9	(129)%

Net loss	$(17.7)	$(14.7)	$(3.0)	20%

Parking revenue and expense

Parking revenue includes monthly and transient parking income. With non‑essential businesses closed and employees working from home, both parking revenue and variable expense decreased accordingly.

Rental Property Operating and Maintenance

Rental property operating and maintenance expense decreased as most of our office tenants have been working remotely since the issuance of the “stay-at-home” order in March 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Interest Expense

Interest expense mainly represents interest expense on secured debt and loss on early extinguishment of debt. Interest expense on secured debt was $17.2 million for the three months ended March 31, 2021, compared to $21.6 million for the same period in 2020, primarily due to decline in weighted average LIBOR rates on our variable-rate debt from 1.46% for the three months ended March 31, 2020 to 0.14% for the same period in 2021. Such decrease was offset by the loss on early extinguishment of debt of $4.6 million recorded during the three months ended March 31, 2021 for prepayment premium and debt yield maintenance fee charged on refinancing of loans secured by Gas Company Tower in February 2021.

Off-Balance Sheet Arrangements

Brookfield DTLA did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures or capital resources that is material to stockholders as of the date this report was filed, March 31, 2021 and December 31, 2020, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Contractual Obligations

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2021, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total

Principal payments on secured debt (1)(2)	$—	$—	$819,296	$675,000	$305,000	$465,000	$2,264,296
Interest payments –
Fixed-rate debt (3)	14,109	18,726	16,803	11,025	—	—	60,663
Variable-rate debt (4)	36,154	47,987	44,549	30,218	22,441	1,580	182,929
Tenant-related commitments (5)	11,276	30,677	1,205	975	1,848	1,402	47,383
Construction-related commitments (6)	821	—	—	—	—	—	821
	$62,360	$97,390	$881,853	$717,218	$329,289	$467,982	$2,556,092
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
(4)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate in place on the debt as of March 31, 2021 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $1.4 million for the remainder of 2021, $1.8 million for 2022, and $1.4 million for 2023.
(5)Tenant-related commitments include tenant improvements and leasing commissions and are based on executed leases as of March 31, 2021. Tenant-related commitments due to the related party lender of the loan described in (1) above total $0.3 million for the remainder of 2021.
(6)Construction-related commitments include amounts due to contractors related to redevelopment projects at Wells Fargo Center based on executed contracts as of March 31, 2021.

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

Litigation

See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 for a discussion of our critical accounting policies for the year ended December 31, 2020.

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of use of estimates, impairment review of investments in real estate and unconsolidated real estate joint venture, and collectibility assessment on rents, deferred rents and other receivables during the three months ended March 31, 2021.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the three months ended March 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2020.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the Shutdown. We are continually monitoring and assessing the impact of the Shutdown on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors included in Part I, “Item IA. Risk Factors” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2021, the cumulative amount of unpaid dividends totaled $210.0 million.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated May 13, 2021
31.2	Certification of Principal Financial Officer dated May 13, 2021 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer dated
May 13, 2021 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________

*	Furnished herewith.

(1)    This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: As of May 13, 2021

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)