Form 10-K
period 2021-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2022-03-24
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2021 was $0. There is no established trading market for the registrant’s shares of common equity.
As of March 18, 2022, none of the registrant’s common stock was traded on any public market.

DOCUMENTS INCORPORATED BY REFERENCE
None

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

•Risks relating to trends in the office real estate industry including employee work-from home arrangements;

•The possible impact of international conflicts and other developments, including terrorist acts;

•Potential environmental liabilities;

•Changes in tax laws and other tax-related risks;

•Dependence on management personnel;

•Illiquidity of investments in real estate;

•Operational and reputational risks;

•Risks related to climatic change;

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

Item 1.    Business.

Our Company

Brookfield DTLA is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis. On April 1, 2021, BAM and BPY announced an agreement for BAM to acquire 100% of the limited partnership units of BPY. The acquisition was completed in July 2021 and the acquisition did not have any impact to the Company.

As of December 31, 2021 and 2020, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

On May 31, 2019, Brookfield DTLA Fund Properties II LLC (“Fund II”), a wholly-owned subsidiary of the Company, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of 755 South Figueroa, a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings LLC, a wholly-owned subsidiary of DTLA Holdings. As of December 31, 2021, the Company’s ownership interest in the joint venture was 33.6%, a decrease from 47.8% as of December 31, 2020 as a result of additional capital contributed by Brookfield DTLA FP IV Holdings LLC to the joint venture during the year ended December 31, 2021.

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

Tenant Concentration Information—

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some shorter or longer-term leases. As our entire portfolio is located in the LACBD, any specific economic changes within that location could affect our tenant base, and by extension, our profitability.

A significant portion of Brookfield DTLA’s lease income is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated lease income during the years ended December 31, 2021, 2020 and 2019. See Item 2. “Properties—Tenant Information.”

During the years ended December 31, 2021, 2020 and 2019, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 95%, 97% and 96% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Environmental, Social and Governance (“ESG”)

As the largest manager of Class A office properties in Downtown Los Angeles, we achieve our sustainability goals through an integrated approach based on three principles:

•Develop, operate and renovate properties to achieve optimum energy efficiency, occupant satisfaction and reduced carbon emissions.
•Incorporate innovative environmental strategies in order to achieve best-in-industry environmental performance in all new office developments.
•Seek best-in-class environmental certifications, actively participate in green industry organizations, and support new initiatives that foster the energy and resource-efficient operation of office buildings and environmentally sustainable communities and practices.

In early 2021, our properties achieved the first ever UL Healthy Buildings Verification Mark for Indoor Air Quality (“IAQ”). To earn UL Verification, we participated in a thorough, comprehensive evaluation process that included on-site inspections and IAQ testing. Each property demonstrated excellent IAQ performance in bringing outdoor air into each property with superior filtering and circulation for the health and safety of its tenants and visitors. Ours is the largest portfolio to date to achieve this designation in Los Angeles and the first in Downtown Los Angeles.

The Company strives to reduce our energy footprint across all of our properties. We understand that incorporating energy efficiency measures into both our operating properties and new developments means long-term benefits, not only for our business, but for our tenants and communities as well. As of December 31, 2021, all of our properties are Leadership in Energy and Environmental Design (“LEED”) certified. LEED, which provides a framework for healthy, highly efficient, and cost-saving green buildings, is the most widely used green building rating system in the world.

During 2021, the following energy reduction initiatives were made in our properties:

•At Wells Fargo Center–North Tower, florescent lights were replaced with light emitting diode (“LED”) lighting, which we expect to be 30% more efficient.
•At 777 Tower, lighting retrofit were completed for the entire lobby from 100W metal halides to 18W LEDs, reducing wattage by 75%. In addition, we replaced the two cooling towers’ fill material to improve efficiency by 35%.
•At Gas Company Tower, we installed a 480-V KVAR unit to reduce electricity consumption.

In addition, in 2021, BOA Plaza implemented a ground water harvesting system to offset domestic water consumption for the cooling tower make-up. We estimate the system will capture 160,000 gallons of ground water per quarter. Furthermore, at BOA Plaza, EY Plaza and 777 Tower, two active beehives were installed in each of the properties as part of the urban beekeeping honey production project. This interactive experience will allow for deeper conversations about sustainability and help to raise awareness surrounding industrial agriculture and its impact on the environment.

Insurance

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with a portfolio shared aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $495.0 million of earthquake insurance for California, and $350.0 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s properties located in the United States.

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

Employees

As of December 31, 2021, Brookfield DTLA had no employees. The operations and activities of Brookfield DTLA are externally managed by employees of the Manager.

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

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, effectively rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC for which it will be entitled to receive a preferred return. Effective November 2020, pursuant to the Amendment to Limited Liability Company Agreement of Fund II, such contribution commitment increased by $50.0 million to $310.0 million. As of December 31, 2021, $21.2 million is available to the Company under this commitment for future funding.

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

COMPANY AND REAL ESTATE INDUSTRY RISKS

The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus. Since early 2020, the world has been and continues to be impacted by COVID-19 and its variants. The COVID-19 pandemic and the measures taken by the state and local governments in response continue to adversely affect the Company’s business, results of operations and financial condition. Following the outbreak of the pandemic, higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters were shut down statewide in California. Many states, including California where our properties are located, have implemented “stay-at-home” restrictions to help combat the spread of COVID-19. In December 2020, the U.S. began a large-scale COVID-19 vaccination campaign. On June 15, 2021, as California fully reopened its economy, restrictions such as physical distancing, capacity limits and the county tier system were lifted (the “Reopening”). However, since the Reopening, the spread of the Delta and Omicron variants brought uncertainty to the economic recovery and many office tenants revised their return-to-office plans in response to the soaring case counts.

Prior to the Reopening, our tenants in FIGat7th, which include retail shops, restaurants and a big box gym, experienced the most immediate impact of the restrictions imposed. While our office properties have remained open, most of our office tenants have been working remotely since the “stay-at-home” order was issued in March 2020.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. Given the ongoing and dynamic nature of the circumstances surrounding COVID-19, it is difficult to predict how significant the impact of the COVID-19 pandemic, including any responses to it, will be on the Company or for how long disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and cannot be predicted, including new information which may emerge concerning the severity and transmissibility of this coronavirus and its variants and actions taken to contain COVID-19 or its impact. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our business, financial position, results of operations or cash flows. Additional future impacts and material adverse effect on the Company may include, but are not limited to:

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
•tenants may reassess their long-term physical space needs as a result of potential trends arising out of the COVID-19 pandemic, including increasing numbers of employees working from home, increased shopping through e-commerce, technological innovations and new norms regarding physical space needs;
•An increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such leases will be executed;
•Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and demand; and
•Expected completion dates for our construction projects may be subject to delay as a result of local economic conditions that may continue to be disrupted as a result of the measures taken to combat the spread of the pandemic.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

We may be adversely affected by trends in the office real estate industry. Since the onset of the COVID-19 pandemic, some businesses increasingly permit employees to work from home, flexible work schedules, open workplaces, videoconferences and teleconferences. There is also an increasing trend of businesses utilizing shared office and co-working spaces. These practices enable businesses to reduce their space requirements. These trends could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations. A reduced demand for office space could have an adverse impact on our business, cash flows, operating results and financial condition.

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

Brookfield DTLA could be adversely impacted by tenant defaults, bankruptcies or insolvencies. Brookfield DTLA owns, operates and manages commercial office and retail properties in the LACBD and receives its income primarily from lease income generated from tenants of those properties. Tenants of our properties may experience a downturn in their business from the effects of the measures taken to combat the spread of the COVID-19 pandemic, which could cause the loss of tenants or weaken their financial condition and result in the tenants’ inability to make lease payments when due or require rent concessions. If a tenant defaults, we may experience delays and incur costs in enforcing our rights as landlord and protecting our investments. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict a tenant solely because of its bankruptcy. In addition, the bankruptcy court may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt or insolvent tenant will pay in full the amounts it owes under a lease. The loss of lease payments from tenants and costs of re-leasing would adversely affect our cash flows, operating results and financial condition. In addition, the loss of a significant tenant could cause harm to our reputation. In the event of a significant number of lease defaults and/or tenant bankruptcies, it may be difficult, costly and time consuming to attract new tenants and lease the space for the rent and on terms as favorable as the previous leases or at all. The loss of lease payments from tenants and costs of re-leasing would adversely affect our operating results and financial condition, and our cash flows may not be sufficient to meet all of our obligations and liabilities.

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

The alteration or discontinuation of LIBOR may adversely affect our borrowing costs. The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, previously announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited, the benchmark administrator for USD-LIBOR rates, proposed extending the publication of certain commonly-used USD-LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD-LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when there will be sufficient liquidity in the SOFR markets. We have outstanding variable debt and interest rate cap contracts that are indexed to LIBOR. If LIBOR changes or is replaced, the interest rates on our debt which is indexed to USD-LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than the payments that would have been made on such debt if USD-LIBOR was available in its current form.

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

Climate change may adversely impact our operations and markets. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in intense precipitation and extreme heat events, as well as tropical and non-tropical storms. The occurrence of one or more natural disasters, such as fires, floods and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations or the operations of our tenants and negatively impact our financial performance. To the extent these events result in significant damage to or closure of one or more of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage and increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Lease Terms

Brookfield DTLA’s properties are typically leased to high credit-rated tenants for terms ranging from five to ten years, although we also enter into some shorter or longer-term leases. Our leases usually require the license of a minimum number of monthly parking spaces at the property and in many cases contain provisions permitting tenants to renew expiring leases at prevailing market rates. Most of our leases are either net or modified gross leases. Net and modified gross leases are those in which tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost for use of lighting, heating and air conditioning during non-business hours, and for a certain number of parking spaces. We are generally responsible for structural repairs.

Historical Percentage Leased and Rental Rates

The following table sets forth the percentage leased, annualized rent, and annualized rent per rentable square foot of executed leases at Brookfield DTLA’s properties as of the dates indicated:

	Percentage Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

December 31, 2019	82.9%	$168,904,581	$26.87
December 31, 2020	79.1%	$165,568,312	$27.62
December 31, 2021	77.2%	$167,310,265	$28.57
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated. Total abatements for executed leases as of December 31, 2021 for the twelve months ending December 31, 2022 are approximately $13.8 million, or $2.35 per leased square foot. Total abatements for executed leases as of December 31, 2020 for the twelve months ended December 31, 2021 were approximately $6.1 million, or $1.02 per leased square foot. Total abatements for executed leases as of December 31, 2019 for the twelve months ended December 31, 2020 were approximately $7.9 million, or $1.25 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2021:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2020	5,995,517	79.1%
Contractual expirations and early terminations	(632,280)	(8.4)%
New leases	142,516	1.9%
Renewals	349,851	4.6%
Leased square feet as of December 31, 2021	5,855,604	77.2%

Property Statistics

The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2021:

				Square Feet
Property	Number of Buildings	Number of Tenants	Year Acquired/ Constructed	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	28	2006	1,405,428	18.5%	85.1%	$35,036,449	$29.29
Wells Fargo Center–North Tower	1	39	2013	1,400,639	18.5%	79.0%	33,752,544	30.49
Gas Company Tower	1	26	2013	1,345,163	17.8%	73.3%	26,936,638	27.32
EY Plaza	1	44	2006	963,682	12.7%	78.9%	21,967,390	28.90
FIGat7th	1	30	2013	316,250	4.2%	89.4%	6,743,412	23.84
Wells Fargo Center–South Tower	1	21	2013	1,124,960	14.8%	63.1%	20,189,036	28.45
777 Tower	1	49	2013	1,024,835	13.5%	79.4%	22,684,796	27.87
	7	237		7,580,957	100.0%	77.2%	$167,310,265	$28.57
__________
(1)    Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2021. This amount reflects total base rent before any rent abatements as of December 31, 2021. Total abatements for executed leases as of December 31, 2021 for the twelve months ending December 31, 2022 are approximately $13.8 million, or $2.35 per leased square foot.
(2)    Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2021.

Tenant Information

As of December 31, 2021, Brookfield DTLA’s properties were leased to 237 tenants. The following table sets forth the annualized rent and leased square feet of our ten largest tenants as of December 31, 2021:

Tenant		Annualized Rent (1)	% of Total Annualized Rent	Leased Square Feet	% of Total Leased Square Feet	Year of Expiry

1	The Capital Group Companies	$10,565,737	6.3%	403,547	6.8%	Various
2	Southern California Gas Company	8,582,440	5.1%	350,998	6.0%	2026
3	Latham & Watkins LLP	8,362,250	5.0%	245,206	4.2%	Various
4	Wells Fargo Bank National Association	7,498,860	4.5%	293,383	5.0%	2023
5	Bank of America N.A.	7,330,488	4.4%	209,310	3.6%	2029
6	Gibson, Dunn & Crutcher LLP	6,386,475	3.8%	215,155	3.7%	2035
7	Oaktree Capital Management, L.P.	5,965,296	3.6%	208,148	3.6%	2030
8	Sheppard, Mullin, Richter	5,083,470	3.0%	173,959	3.0%	2025
9	Sidley Austin (CA) LLP	3,789,054	2.3%	135,798	2.3%	2024
10	Ernst & Young U.S. LLP	3,720,879	2.2%	127,613	2.2%	2032
		$67,284,949	40.2%	2,363,117	40.4%
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2021. This amount reflects total base rent before any rent abatements as of December 31, 2021. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information of our ten largest tenants regarding lease expirations in leased square feet by year as of December 31, 2021:

Tenant		2022	2023	2024	2025	2026	Beyond	Total	Year of Final Expiry

1	The Capital Group Companies	53,316	—	—	—	—	350,231	403,547	2033
2	Southern California Gas Company	—	—	—	—	350,998	—	350,998	2026
3	Latham & Watkins LLP	—	—	—	162,326	—	82,880	245,206	2031
4	Wells Fargo Bank National Association	—	293,383	—	—	—	—	293,383	2023
5	Bank of America N.A.	—	—	—	—	—	209,310	209,310	2029
6	Gibson, Dunn & Crutcher LLP	—	—	—	—	—	215,155	215,155	2035
7	Oaktree Capital Management, L.P.	—	—	—	—	—	208,148	208,148	2030
8	Sheppard, Mullin, Richter	—	—	—	173,959	—	—	173,959	2025
9	Sidley Austin (CA) LLP	—	—	135,798	—	—	—	135,798	2024
10	Ernst & Young U.S. LLP	—	—	—	—	—	127,613	127,613	2032
	Leased square feet expiring by year	53,316	293,383	135,798	336,285	350,998	1,193,337	2,363,117
	Percentage of leased square feet expiring by year	0.9%	5.2%	2.3%	5.7%	6.0%	20.3%	40.4%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2021, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2022	304,641	5.2%	$7,981,594	4.8%	$26.20	$26.75
2023	983,709	16.7%	25,586,271	15.3%	26.01	27.35
2024	544,819	9.3%	16,224,710	9.7%	29.78	32.15
2025	729,727	12.5%	21,979,377	13.1%	30.12	32.43
2026	571,061	9.8%	14,819,033	8.9%	25.95	29.57
2027	296,212	5.1%	9,019,655	5.4%	30.45	35.95
2028	104,486	1.8%	3,199,361	1.9%	30.62	39.24
2029	303,025	5.2%	9,863,464	5.9%	32.55	42.04
2030	329,831	5.6%	10,178,585	6.1%	30.86	39.96
2031	308,309	5.3%	8,996,457	5.4%	29.18	39.71
Thereafter	1,379,784	23.5%	39,461,758	23.5%	28.60	42.12
Total expiring leases	5,855,604	100.0%	$167,310,265	100.0%	$28.57	$34.86
Currently available	1,725,353
Total rentable square feet	7,580,957

(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2021. This amount reflects total base rent before any rent abatements as of December 31, 2021. Total abatements for executed leases as of December 31, 2021 for the twelve months ending December 31, 2022 are approximately $13.8 million, or $2.35 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2021.
(3)Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2021, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of December 31, 2021 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$458,500	20%	4.03%	3 years
Variable-rate (1) (2)	1,805,796	80%	2.62%	3 years
	$2,264,296	100%	2.91%	3 years
__________
(1)As of December 31, 2021 and through the date of this report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of December 31, 2021 and through the date of this report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of December 31, 2021, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

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

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis. On April 1, 2021, BAM and BPY announced an agreement for BAM to acquire 100% of the limited partnership units of BPY. The acquisition was completed in July 2021 and the acquisition did not have any impact to the Company.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA owns and manages six Class A office properties and a retail center, consisting of 7,580,957 rentable square feet in total. Additionally, Brookfield DTLA also has an indirect noncontrolling interest in an unconsolidated real estate joint venture that owns a multifamily residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies. The following table sets forth information regarding these eight properties as of December 31, 2021:

Name	Property Type	Rentable Square Feet	Ownership Percentage	Occupancy (1)	Weighted-Average Remaining Lease Term (Years) (2)

Bank of America Plaza (“BOA Plaza”)	Office (4)	1,405,428	100%	85.1%	6.6
Wells Fargo Center–North Tower	Office (4)	1,400,639	100%	79.0%	6.9
Gas Company Tower	Office (4)	1,345,163	100%	73.3%	5.7
EY Plaza	Office (4)	963,682	100%	78.9%	6.7
Wells Fargo Center–South Tower	Office (4)	1,124,960	100%	63.1%	5.0
777 Tower	Office (4)	1,024,835	100%	79.4%	4.3
FIGat7th	Retail	316,250	100%	89.4%	7.1
755 South Figueroa	Multifamily (3)	N/A	33.6%	N/A	N/A
Total		7,580,957		77.2%	6.0
(1)    Represents properties’ leased square feet over total rentable square feet for executed leases as of December 31, 2021.
(2)    Represents weighted-average of the period remaining (denominated in years) for executed lease as of December 31, 2021, excluding tenant lease extension options.
(3)    Under development as of December 31, 2021.
(4)    Classified as Class A office properties as they are centrally-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

Brookfield DTLA primarily receives its income from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

Current Year Highlights

Coronavirus (“COVID-19”) Update

In December 2020, the U.S. began a large-scale COVID-19 vaccination campaign. On June 15, 2021, as California fully reopened its economy, restrictions such as physical distancing, capacity limits and the county tier system were lifted (the “Reopening”). However, since the Reopening, the spread of the Delta and Omicron variants brought uncertainty to the economic recovery and many office tenants revised their return-to-office plans in response to the soaring case counts.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
During 2021, the COVID-19 pandemic and the measures taken to combat the spread of the pandemic have continued to impact numerous aspects of our business and our properties, which are located in the City of Los Angeles. Some of the effects include the following:

•Prior to the Reopening, capacity limits were imposed on higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters according to the tier system of the California state’s reopening framework. As a result, our retail tenants in FIGat7th experienced the most immediate impact of the restrictions imposed. During 2021, 2020 and 2019, total lease income and parking revenue from FIGat7th represented approximately 5%, 3% and 4%, respectively, of the consolidated total. Due to the uncertainties posed to our tenants in FIGat7th by these restrictions, adjustments of $2.3 million were recognized during 2020, to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable. In contrast, the Company recorded favorable lease income adjustments of $0.5 million during 2021, as a result of the Reopening as various retail tenants benefited from higher visitor traffic.

•While our office properties have remained open, most of our office tenants have been working remotely since the “stay-at-home” order was issued in March 2020. Although state and local authorities lifted restrictions on businesses in June 2021, the physical occupancy of our office properties has remained well below capacity as infection rates fluctuated and most employers continued their COVID-19 response protocols and allowed employees to work from home when possible. As of December 31, 2021, most of our office tenants have been current in paying amounts due to us under their leases. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during 2020, adjustments of $6.1 million were recognized to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable. In contrast, the Company recorded favorable lease income adjustments of $0.7 million during 2021, as a result of the Reopening and office employees returning to offices.

•The Company received certain rent relief requests for certain periods in 2020 and 2021 from many of our retail tenants and some of our office tenants as a result of the measures taken to combat the spread of the COVID-19 pandemic. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals and rent abatements on a lease-by-lease basis and only consider those which have a justifiable financial basis.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
•The following table presents parking net operating income during 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019	2021 vs. 2020 % Change	2020 vs. 2019 % Change
Parking revenue	$25,426	$27,775	$39,715	(8)%	(30)%
Parking expense	(8,570)	(10,648)	(10,373)	(20)%	3%
Parking net operating income	$16,856	$17,127	$29,342	(2)%	(42)%

Decrease in parking net operating income is mainly attributable to the restrictions imposed by state and local authorities that impact the physical occupancy of both our office and retail properties.

•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and increased lease concessions or incentives. While the carrying values of the properties are recorded at cost less accumulated depreciation, we estimate the undiscounted cashflows and fair values of the properties as part of our impairment review of investments in real estate. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies—Significant Accounting Policies—Impairment Review” for further discussion.

The following table sets forth information regarding the collection percentage as of December 31, 2021 and 2020 related to the amounts due from our tenants since the onset of the pandemic:

	As of December 31, 2021
Property Type	Second Quarter of 2020 Billings Collected(1)	Third Quarter of 2020 Billings Collected(1)	Fourth Quarter of 2020 Billings Collected(1)	First Quarter of 2021 Billings Collected(1)	Second Quarter of 2021 Billings Collected(1)	Third Quarter of 2021 Billings Collected(1)	Fourth Quarter of 2021 Billings Collected(1)
Office	100%	100%	100%	100%	100%	100%	99%
Retail	100%	98%	98%	96%	96%	90%	91%
Total	100%	100%	100%	100%	100%	99%	99%

	As of December 31, 2020
Property Type	March 2020 Billings Collected (1)	Second Quarter of 2020 Billings Collected(1)	Third Quarter of 2020 Billings Collected(1)	Fourth Quarter of 2020 Billings Collected(1)
Office	100%	98%	98%	98%
Retail	97%	39%	62%	65%
Total	100%	96%	97%	97%
(1)    Adjusted for rent concessions granted to tenants.

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

In addition, see Part I, Item 1A. “Risk Factors” for a discussion about risks that the COVID-19 pandemic directly or indirectly may pose to our business.

While we cannot be certain as to the duration of the impact of COVID-19, we expect impacts of COVID-19 to continue affecting our financial results at least through 2022, albeit modestly. The future impact of the pandemic on the demand for office space is unclear, as companies consider the repercussion of the pandemic on their business and their demand for labor while, at the same time, evaluate their space requirements in light of their current and projected headcounts and the continued focus on social distancing and employees’ desire for more work-location flexibility.

Leasing Activity and Occupancy Level

Following the Reopening, leasing activity improved with new and renewal leases totaling 492,367 square feet within our portfolio in 2021, compared to 414,577 square feet in 2020, an increase of 19% year over year. Contractual expirations and early terminations of leases totaled 632,280 square feet in 2021, compared to 707,209 square feet in 2020, a decrease of 11% year over year. Despite the slight improvement in leasing activity, occupancy decreased from 79.1% in 2020 to 77.2% in 2021 due to the negative net absorption. See “Leasing Activity” for details.

Financing

In February 2021, Brookfield DTLA closed a $465.0 million interest-only debt secured by Gas Company Tower. This debt, which is scheduled to mature in February 2026, bears interest at LIBOR plus 2.95%. All the proceeds from this debt were used to pay off the original $450.0 million debt that previously encumbered the property and to satisfy the new loans’ required reserves. See "Indebtedness" for details.

Capital Improvements

The atrium development project at Wells Fargo Center was completed in 2020 and the construction of the various food vendor spaces is in progress with openings starting in the second quarter of 2021 and expected to be completed in the second quarter of 2022.

In 2020 and 2021, in response to the measures taken to combat the spread of the COVID-19 pandemic, Brookfield DTLA strategically deferred and cancelled various capital expenditure projects of lower priority. Further, expenditures for tenant improvements has continued to decline as a result of decreased leasing activity in 2020 and 2021. Accordingly, expenditures for real estate improvements decreased by $65.3 million or 83% from $78.5 million in 2020 to $13.2 million in 2021. We anticipate that capital improvement activities will resume gradually starting 2022, as the economy continues to recover.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
755 South Figueroa Development

The 755 South Figueroa multifamily site is held by an unconsolidated real estate joint venture in which the Company had an ownership interest of 33.6%. As of December 31, 2021, construction is actively underway with core concrete construction complete through eight levels of parking and thirty eight floors of the superblock. Substantial completion is expected in the fourth quarter of 2022 and will accommodate 785 rental units, approximately 5,300 square feet of retail space and 800 parking spaces. As the development progresses towards the targeted completion in 2022, $172.3 million was capitalized as development cost during 2021, compared to $76.4 million during 2020. As such, during 2021, additional capital contributions of $39.8 million, compared to $13.6 million in 2020, were made by DTLA FP IV Holdings to fund development costs.

Liquidity and Capital Resources

General

The following table presents the major sources of Brookfield DTLA’s liquidity as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Cash and cash equivalents	$38,901	$37,394
Unused capital contribution commitments available on Series B preferred interest	21,178	46,678
Availability under secured debt to fund approved leasing costs	72,804	72,804
Total Liquidity	$132,883	$156,876

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA’s primary liquidity sources and uses during the years ended December 31, 2021, 2020 and 2019 are as follows:

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

As of December 31, 2021, the Company had $35.5 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of December 31, 2021, $30.0 million of our tenant-related commitments were expected to be paid during 2022, relating mainly to tenant improvement works performed for a major tenant in the Wells Fargo Center–North Tower of $20.4 million.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2022 business plan, Brookfield DTLA projects spending approximately $435.5 million over the next five years consisting of $322.5 million for tenant improvements and landlord works, $98.7 million for leasing costs and $14.3 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, elevator modernization, replacement of transformers and boilers, and upgrades to emergency generators. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

See “Indebtedness” below for more information regarding future advance amounts available as of December 31, 2021 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Indebtedness

During the year ended December 31, 2021, our issuances and repayments of debt included the following:

	Interest Rate Type	Effective Date	Maturity Date/Term to Maturity	Interest Rate as of Effective Date	Principal Amount
Issuances
Gas Company Tower	Variable	2/5/2021	2/9/2026 (1)	2.01%	$350,000
Gas Company Tower	Variable	2/5/2021	2/9/2026 (1)	5.12%	65,000
Gas Company Tower	Variable	2/5/2021	2/9/2026 (1)	7.87%	50,000
Weighted average/total			4 years	3.07%	$465,000

Repayments of debt
Gas Company Tower	Fixed	2/5/2021	8/6/2021	3.47%	$319,000
Gas Company Tower	Fixed	2/5/2021	8/6/2021	6.50%	131,000
Weighted average/total			N/A	4.35%	$450,000
(1)    Maturity dates include the effect of extension options that the Company controls.
N/A    Not applicable since the loans were fully repaid as of December 31, 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
As of December 31, 2021, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of December 31, 2021 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$458,500	20%	4.03%	3 years
Variable-rate (1) (2)	1,805,796	80%	2.62%	3 years
Total secured debt	$2,264,296	100%	2.91%	3 years
__________
(1)As of December 31, 2021 and through the date of this Report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of December 31, 2021 and through the date of this Report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of December 31, 2021, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2021 related to principal and interest payments on secured debt:

	2022	2023	2024	2025	2026	Thereafter	Total

Principal payments on secured debt (1)(2)	$—	$819,296	$675,000	$305,000	$465,000	$—	$2,264,296
Interest payments –
Fixed-rate debt (3)	18,726	16,803	11,025	—	—	—	46,554
Variable-rate debt (4)	47,986	44,551	30,241	22,471	1,583	—	146,832
	$66,712	$880,650	$716,266	$327,471	$466,583	$—	$2,457,682
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
(4)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate in place on the debt as of December 31, 2021 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $1.8 million for 2022 and $1.4 million for 2023.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company may use operating cash flows and contributions from noncontrolling interests to satisfy the secured debt-related commitment disclosed in the table above before or as they come due.

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

Debt Compliance

As of December 31, 2021 and 2020, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of December 31, 2021, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center —North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of December 31, 2021, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Leasing Activity

Occupancy level. The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2021:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2020	5,995,517	79.1%
Contractual expirations and early terminations	(632,280)	(8.4)%
New leases	142,516	1.9%
Renewals	349,851	4.6%
Leased square feet as of December 31, 2021	5,855,604	77.2%

Lease contractual expirations and early terminations. The following table summarizes the large contractual expiries and early terminations at Brookfield DTLA’s properties during the year ended December 31, 2021:

Tenant	Property	Leased Square Feet

Doubleline Capital LP (1)	Wells Fargo Center–North Tower	87,524
Latham & Watkins LLP	Wells Fargo Center–South Tower, Gas Company Tower	76,607
Convene	Wells Fargo Center–North Tower	51,954
Jackson Lewis LLP (1)	EY Plaza	49,508
CallisonRTKL (2)	BOA Plaza	46,951
Nossaman LLP (3)	777 Tower	43,760
General Service Administration of the United States of America	Gas Company Tower	36,077
Los Angeles Corporate Fitness, Inc. (1)	FIGat7th	34,730
Yukevich Cavanaugh (1)	Wells Fargo Center–South Tower	25,986
Pillsbury Winthrop Shaw Pittman LLP	EY Plaza	13,254
Wells Fargo Bank, N.A.	Wells Fargo Center–North Tower	12,382
Total		478,733
(1)    All expired leased square feet were renewed during the year ended December 31, 2021.
(2)    Out of the expired 46,951 square feet, 24,801 square feet were renewed during the year ended December 31, 2021.
(3)    Out of the expired 43,760 square feet, 35,317 square feet were renewed during the year ended December 31, 2021.

Decline in occupancy during the year ended December 31, 2021 was mainly attributable to contractual expirations and early terminations of lease agreements. Compared to 2020, although leasing volume improved during 2021, many companies continued to consider the repercussion of the pandemic on their business and their demand for labor while, at the same time, evaluate their space requirements in light of their current and projected headcounts and the continued focus on social distancing and employees’ desire for more work-location flexibility. We have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2021:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	85.1%	$35,036,449	$29.29
Wells Fargo Center–North Tower	1,400,639	18.5%	79.0%	33,752,544	30.49
Gas Company Tower	1,345,163	17.8%	73.3%	26,936,638	27.32
EY Plaza	963,682	12.7%	78.9%	21,967,390	28.90
FIGat7th	316,250	4.2%	89.4%	6,743,412	23.84
Wells Fargo Center–South Tower	1,124,960	14.8%	63.1%	20,189,036	28.45
777 Tower	1,024,835	13.5%	79.4%	22,684,796	27.87
	7,580,957	100.0%	77.2%	$167,310,265	$28.57
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2021. This amount reflects total base rent before any rent abatements as of December 31, 2021. Total abatements for executed leases as of December 31, 2021 for the twelve months ending December 31, 2022 are approximately $13.8 million, or $2.35 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2021.

Average asking net effective rents in the LACBD were essentially flat during the year ended December 31, 2021. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2021, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2022	304,641	5.2%	$7,981,594	4.8%	$26.20	$26.75
2023	983,709	16.7%	25,586,271	15.3%	26.01	27.35
2024	544,819	9.3%	16,224,710	9.7%	29.78	32.15
2025	729,727	12.5%	21,979,377	13.1%	30.12	32.43
2026	571,061	9.8%	14,819,033	8.9%	25.95	29.57
2027	296,212	5.1%	9,019,655	5.4%	30.45	35.95
2028	104,486	1.8%	3,199,361	1.9%	30.62	39.24
2029	303,025	5.2%	9,863,464	5.9%	32.55	42.04
2030	329,831	5.6%	10,178,585	6.1%	30.86	39.96
2031	308,309	5.3%	8,996,457	5.4%	29.18	39.71
Thereafter	1,379,784	23.5%	39,461,758	23.5%	28.60	42.12
Total expiring leases	5,855,604	100.0%	$167,310,265	100.0%	$28.57	$34.86
Currently available	1,725,353
Total rentable square feet	7,580,957
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2021. This amount reflects total base rent before any rent abatements as of December 31, 2021. Total abatements for executed leases as of December 31, 2021 for the twelve months ending December 31, 2022 are approximately $13.8 million, or $2.35 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2021.
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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Year Ended December 31,		Dollar Change
	2021	2020

Net cash provided by operating activities	$61,652	$52,949	$8,703
Net cash used in investing activities	$(23,836)	$(58,062)	$34,226
Net cash (used in) provided by financing activities	$(33,076)	$29,608	$(62,684)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the occupancy level of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants, (4) changes in working capital, and (5) interest payments. The increase in cash provided by operating activities is primarily attributable to cash inflows from working capital changes by $12.7 million and decreases in interest payments on secured debt by $8.9 million. Working capital changes are subject to variability period over period as a result of timing differences, including with respect to the collection of tenant receivables and payments of accounts and tenant payables. The cash inflows were partially offset by decreases in cash lease revenue by $11.7 million, reflecting the reduction in occupancy.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures and tenant improvement activities for its properties. The decrease in net cash used in investing activities was mainly due to decreases in capital expenditures by $17.7 million following the completion of the atrium development project at Wells Fargo Center in 2020, and decreases in tenant improvement expenditure by $5.8 million. Furthermore, following the onset of the COVID-19 pandemic, Brookfield DTLA strategically deferred and cancelled various capital expenditure projects of lower priority.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any.

During the year ended December 31, 2021, net proceeds from the refinancing of the loans secured by the Gas Company Tower and the issuance of Series B preferred interest of $25.5 million were the main source of cash provided by financing activities. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. As Brookfield DTLA had excess cash from operating activities, it repurchased $45.3 million of the Series B preferred interest and made distributions of $17.8 million to the Series B preferred interest.

During the year ended December 31, 2020, net proceeds from the refinancing of the loans secured by EY Plaza office property and proceeds from the Series B preferred interest of $47.9 million were the main source of cash provided by financing activities. Cash outflows were mainly driven by repurchases of and distributions to the Series B preferred interest of $34.2 million and $17.9 million, respectively, using the excess cash from the upsized refinancing of the loans secured by 777 Tower and EY Plaza and operating activities generated from other properties.

Comparison of the Year Ended December 31, 2020 to December 31, 2019

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Consolidated Cash Flows” in Brookfield DTLA’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 25, 2021 for a discussion of Brookfield DTLA’s consolidated cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

Comparison of the Year Ended December 31, 2021 to December 31, 2020

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended December 31,		Increase/ (Decrease)	% Change
	2021	2020
Revenue:
Lease income	$257.4	$256.7	$0.7	—%
Parking	25.4	27.8	(2.4)	(9)%
Interest and other	1.0	1.0	—	—%
Total revenue	283.8	285.5	(1.7)	(1)%

Expenses:
Rental property operating and maintenance	97.4	96.3	1.1	1%
Real estate taxes	39.7	39.3	0.4	1%
Parking	8.6	10.6	(2.0)	(19)%
Other expenses	8.6	14.0	(5.4)	(39)%
Depreciation and amortization	104.0	104.9	(0.9)	(1)%
Interest	79.7	82.8	(3.1)	(4)%
Total expenses	338.0	347.9	(9.9)	(3)%
Other Income (Expense):
Equity in earning (loss) of unconsolidated real estate joint venture	0.8	(0.5)	1.3	(260)%
Total other income (expense)	0.8	(0.5)	1.3	(260)%
Net loss	$(53.4)	$(62.9)	$9.5	(15)%

Parking revenue and expense

Parking revenue includes monthly and transient parking income. With the restrictive measures imposed on non‑essential businesses and employees working from home, both parking revenue and variable expense decreased accordingly. Although state and local authorities began easing restrictions on businesses in the second quarter of 2021 and the California State fully reopened its economy in June 2021, the physical occupancy of our office properties has remained well below capacity as infection rates fluctuated and most employers continued their COVID-19 response protocols and allowed employees to work from home when possible.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Other Expenses

Other expenses mainly represent asset management fee, audit and professional fees, and miscellaneous expenses. Decrease in other expenses was mainly due to nonrecurring charges made during the year ended December 31, 2020, including a provision for loan losses related to a construction loan receivable to a Company’s affiliate of $2.7 million, a realized loss on interest rate swap contracts of $1.8 million, and a loss on early extinguishment of debt and termination of interest rate swap contracts of $1.0 million.

Interest Expense

Interest expense decreased primarily due to decline in weighted average LIBOR rates on our variable-rate debt from 0.49% for the year ended December 31, 2020 to 0.13% for the year ended December 31, 2021.

Comparison of the Year Ended December 31, 2020 to December 31, 2019

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Results of Operations” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 for a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Litigation

See Part I, Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are defined as accounting estimates or assumptions made in accordance with generally accepted accounting principles in the United States of America, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Item 8. “Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies”. Our critical accounting estimates are described below.

Impairment of Long-lived Assets

Impairment of investments in real estate

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the estimated sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors.

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors that require management to make assumptions and apply judgement. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. As of December 31, 2021, the carrying amounts of our investments in real estate aggregated $2.4 billion, or approximately 87% of our total assets. During the years ended December 31, 2021 and 2020, management concluded that none of Brookfield DTLA’s real estate properties were impaired.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Impairment of an investment in unconsolidated real estate joint venture

Our investment in the unconsolidated real estate joint venture, Brookfield DTLA Fund Properties IV LLC, is evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for an unconsolidated real estate joint venture includes its recurring operating losses, and other events such as significant changes in construction costs, estimated completion dates, and other factors related to the development property owned by the real estate joint venture. As of December 31, 2021, the carrying amount of our investment in the unconsolidated real estate joint venture was $43.2 million, or approximately 2% of our total assets. During the years ended December 31, 2021 and 2020, no other-than-temporary impairments related to our unconsolidated real estate joint venture were identified.

Recently Issued Accounting Literature

Please refer to Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of this Annual Report on Form 10-K for information regarding the impact of the adoption of new accounting pronouncements during the year ended December 31, 2021.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate fluctuations may impact Brookfield DTLA’s results of operations and cash flows. As of December 31, 2021, $1.8 billion, or 80%, of Brookfield DTLA’s debt bears interest at variable rates based on one‑month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes.

Brookfield DTLA’s interest rate cap contracts in place as of December 31, 2021 are as follows:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Wells Fargo Center–North Tower	$400,000	2.57%	10/15/2021	10/15/2022	$7
Wells Fargo Center–North Tower	65,000	2.57%	10/15/2021	10/15/2022	1
Wells Fargo Center–North Tower	35,000	2.57%	10/15/2021	10/15/2022	1
Wells Fargo Center–South Tower	290,000	3.63%	11/4/2020	11/4/2022	4
777 Tower	268,600	4.00%	11/10/2021	11/10/2022	3
777 Tower	50,000	4.00%	11/10/2021	11/10/2022	1
EY Plaza	275,000	4.00%	9/22/2020	10/15/2022	2
EY Plaza	30,000	4.00%	9/22/2020	10/15/2022	—
Gas Company Tower	350,000	4.00%	2/3/2021	2/15/2023	20
Gas Company Tower	65,000	4.00%	2/3/2021	2/15/2023	4
Gas Company Tower	50,000	4.00%	2/3/2021	2/15/2023	3
Total	$1,878,600				$46

Interest Rate Sensitivity

The impact of an assumed 50 basis point movement in interest rates would have had the following impact on Brookfield DTLA’s consolidated statements of operations and financial position during the year ended December 31, 2021:

		Fair Value of
	Interest Expense	Secured Debt

50 basis point increase	$9,154	$(6,826)
50 basis point decrease	$(8,936)	$3,791

The impact of a 50 basis point increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap contracts as of December 31, 2021.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield DTLA Fund Office Trust Investor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Review — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s investments in long-lived assets, including investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a "triggering event" or an "impairment indicator." The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the measures imposed to combat the spread of the COVID -19 pandemic on economic and market conditions, together with many of the Company's tenants working from home, was deemed to be a triggering event during the year ended December 31, 2021.

When conducting the impairment review of the investments in real estate, the Company assessed the expected undiscounted cash flows based on numerous factors, including the impact of the onset of COVID-19 pandemic and measures taken to combat the spread of the pandemic. These factors include, but are not limited to, the credit quality of their tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired during the year ended December 31, 2021.

Given the Company’s evaluation of possible impairment indicators of its investments in real estate requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of investments in real estate may not be recoverable required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of investments in real estate for possible indicators of impairment included the following, among others:

•We evaluated the Company’s assessment of impairment indicators and estimate of future operating performance of the assets by evaluating the following:

•Inquired with management, read minutes of executive committee and Board of Directors meetings and identified any indicators that it is likely a long-lived investment in real estate will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

•Tested investments in real estate for possible indicators of impairment, including searching for adverse real-estate-specific and/or market conditions.

•Compared the carrying value of the assets to their respective fair values to assess whether any properties had a carrying value in excess of the fair value which could be an indicator of impairment. Further, we evaluated the reasonableness of the cash flow assumptions utilized in the fair value analysis by testing management’s ability to forecast future cash flows by comparing actual results to management’s historical forecasts.

•With the assistance of our fair value specialists, we evaluated certain key assumptions utilized by management to determine the fair value of the investments in real estate such as the (1) valuation methodology utilized by management; (2) the discount rate, rental rates, growth rates, and capitalization rates; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 24, 2022

We have served as the Company’s auditor since 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2021	2020
ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,308,836	2,307,762
Tenant improvements	418,460	437,114
Investments in real estate, gross	2,949,851	2,967,431
Less: accumulated depreciation	580,403	517,329
Investments in real estate, net	2,369,448	2,450,102
Investment in unconsolidated real estate joint venture	43,191	42,395
Cash and cash equivalents	38,901	37,394
Restricted cash	49,322	46,089
Rents, deferred rents and other receivables, net	125,625	133,639
Intangible assets, net	16,023	22,046
Deferred charges, net	57,529	63,406
Due from affiliates, net of allowance for loan losses of $0 and $2,653 as of December 31, 2021 and 2020, respectively	10,062	10,847
Prepaid and other assets, net	12,377	10,538
Total assets	$2,722,478	$2,816,456

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,255,921	$2,239,640
Accounts payable and other liabilities	77,612	96,041
Due to affiliates	1,782	1,700
Intangible liabilities, net	4,455	6,005
Total liabilities	2,339,770	2,343,386

Commitments and Contingencies (See Note 16)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	As of December 31,
	2021	2020
LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2021 and 2020	$465,577	$447,028
Noncontrolling Interests:
Series A-1 preferred interest	452,454	435,242
Senior participating preferred interest	21,191	20,413
Series B preferred interest	177,290	198,827
Total mezzanine equity	1,116,512	1,101,510

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	203,369	202,369
Accumulated deficit	(865,927)	(726,369)
Noncontrolling interests	(71,246)	(104,440)
Total stockholders’ deficit	(733,804)	(628,440)
Total liabilities and deficit	$2,722,478	$2,816,456

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019

Revenue:
Lease income	$257,352	$256,733	$276,895
Parking	25,426	27,775	39,715
Interest and other	1,020	1,040	1,235
Total revenue	283,798	285,548	317,845
Expenses:
Rental property operating and maintenance	97,444	96,347	105,738
Real estate taxes	39,702	39,292	37,657
Parking	8,570	10,648	10,373
Other expenses	8,604	13,952	9,031
Depreciation and amortization	104,047	104,920	105,529
Interest	79,739	82,808	98,875
Total expenses	338,106	347,967	367,203
Other Income (Expense):
Gain from derecognition of assets	—	—	24,777
Equity in earning (loss) of unconsolidated real estate joint venture	796	(525)	(2,080)
Total other income (expense)	796	(525)	22,697
Net loss	(53,512)	(62,944)	(26,661)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	17,212	17,213	17,213
Senior participating preferred interest redemption measurement adjustments	1,028	(1,580)	(1,017)
Series B preferred interest returns	16,063	17,708	18,049
Series B common interest – allocation of net income	33,194	111,743	35,181
Net loss attributable to Brookfield DTLA	(121,009)	(208,028)	(96,087)
Series A preferred stock dividends	18,549	18,548	18,548
Net loss attributable to common interest holders of Brookfield DTLA	$(139,558)	$(226,576)	$(114,635)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019

Net loss	$(53,512)	$(62,944)	$(26,661)

Other comprehensive income (loss):
Interest rate swap contracts designated as cash flow hedges:
Unrealized derivative holding gains (losses)	—	562	(2,117)
Reclassification adjustment for realized loss included in net loss	—	1,779	—
Total other comprehensive income (loss)	—	2,341	(2,117)

Comprehensive loss	(53,512)	(60,603)	(28,778)
Less: comprehensive income attributable to noncontrolling interests	67,497	145,084	69,543
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(121,009)	$(205,687)	$(98,321)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2018	1,000	$—	$195,825	$(385,158)	$(107)	$(251,481)	$(440,921)
Net (loss) income				(96,087)		69,426	(26,661)
Other comprehensive (loss) income					(2,234)	117	(2,117)
Contributions			1,710				1,710
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(34,245)	(52,793)
Balance, December 31, 2019	1,000	—	197,535	(499,793)	(2,341)	(216,183)	(520,782)
Net (loss) income				(208,028)		145,084	(62,944)
Other comprehensive income					2,341	—	2,341
Contributions			4,834				4,834
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(33,341)	(51,889)
Balance, December 31, 2020	1,000	—	202,369	(726,369)	—	(104,440)	(628,440)
Net (loss) income				(121,009)		67,497	(53,512)
Other comprehensive income					—	—	—
Contributions			1,000				1,000
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,549)		(34,303)	(52,852)
Balance, December 31, 2021	1,000	$—	$203,369	$(865,927)	$—	$(71,246)	$(733,804)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(53,512)	$(62,944)	$(26,661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,047	104,920	105,529
Gain from derecognition of assets	—	—	(24,777)
Equity in (earning) loss of unconsolidated real estate joint venture	(796)	525	2,080
(Recovery) write-off of lease receivables previously deemed uncollectible	(1,136)	8,400	165
Provision for loan losses	—	2,653	—
Amortization of acquired below-market leases, net of acquired above-market leases	206	1,331	(195)
Straight-line rent amortization	(1,413)	1,441	(10,083)
Amortization of tenant inducements	3,803	3,897	3,852
Amortization and write-off of debt financing costs	7,825	5,471	5,264
Loss on early extinguishment of debt	4,575	—	—
Unrealized (gain) loss on interest rate cap contracts	(41)	127	44
Realized loss (gain) on interest rate swap contracts	—	1,779	—
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	6,383	(4,496)	299
Deferred charges, net	(9,446)	(7,053)	(8,497)
Due from affiliates, net	1,043	(647)	(2,690)
Prepaid and other assets, net	(1,726)	(1,019)	(570)
Accounts payable and other liabilities	1,758	(1,570)	(5,541)
Due to affiliates	82	134	1,566
Net cash provided by operating activities	61,652	52,949	39,785
Cash flows from investing activities:
Expenditures for real estate improvements	(23,836)	(58,062)	(127,775)
Net cash used in investing activities	(23,836)	(58,062)	(127,775)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019

Cash flows from financing activities:
Proceeds from secured debt	$465,000	$305,000	$277,610
Principal payments on secured debt	(450,000)	(265,000)	(220,000)
Proceeds from Series B preferred interest	25,500	47,850	40,700
Proceeds from senior participating preferred interest	629	777	538
Distributions to Series B preferred interest	(17,794)	(17,865)	(20,574)
Repurchases of Series B preferred interest	(45,306)	(34,218)	(34,521)
Distributions to senior participating preferred interest	(879)	(1,146)	(602)
Contributions to additional paid-in capital	1,000	1,000	1,710
Purchase of interest rate cap contracts	(107)	(130)	(35)
Payment for early extinguishment of debt and termination of interest rate swap contracts	(4,575)	(849)	—
Debt financing costs paid	(6,544)	(5,811)	(3,618)
Net cash (used in) provided by financing activities	(33,076)	29,608	41,208
Net change in cash, cash equivalents and restricted cash	4,740	24,495	(46,782)
Cash, cash equivalents and restricted cash at beginning of year	83,483	58,988	105,770
Cash, cash equivalents and restricted cash at end of year	$88,223	$83,483	$58,988

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,976	$76,873	$93,020
Cash paid for income taxes	$1,723	$792	$59

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-year additions to real estate investments	$12,818	$53,760	$33,812
Contribution of investments in real estate, net, to unconsolidated real estate joint venture	$—	$—	$20,139
Increase (decrease) in fair value of interest rate swaps	$—	$562	$(2,117)
Writeoff of fully depreciated investments in real estate	$24,233	$36,613	$37,373
Writeoff of fully amortized intangible assets	$8,634	$14,414	$40,077
Writeoff of fully amortized intangible liabilities	$13,529	$6,850	$5,766
Noncash contributions to additional paid-in capital	$—	$3,834	$—

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019

Cash and cash equivalents at beginning of year	$37,394	$33,964	$80,421
Restricted cash at beginning of year	46,089	25,024	25,349
Cash, cash equivalents and restricted cash at beginning of year	$83,483	$58,988	$105,770

Cash and cash equivalents at end of year	$38,901	$37,394	$33,964
Restricted cash at end of year	49,322	46,089	25,024
Cash, cash equivalents and restricted cash at end of year	$88,223	$83,483	$58,988

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity and the primary vehicle through which Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, invests in real estate on a global basis. On April 1, 2021, BAM and BPY announced an agreement for BAM to acquire 100% of the limited partnership units of BPY. The acquisition was completed in July 2021 and the acquisition did not have any impact to the Company.

As of December 31, 2021 and 2020, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2021 and 2020 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2021, 2020 and 2019.

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

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of December 31, 2021, these consolidated VIEs had in aggregate total consolidated assets of $2.7 billion (of which $2.4 billion is related to investments in real estate) and total consolidated liabilities of $2.3 billion (of which $2.3 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

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

Impact of Coronavirus (“COVID-19”)

The U.S. began a large-scale COVID-19 vaccination campaign in December 2020. On June 15, 2021, as California fully reopened its economy, restrictions such as physical distancing, capacity limits and the county tier system were lifted (the “Reopening”). However, since the Reopening, the spread of the Delta and Omicron variants brought uncertainty to the economic recovery and many office tenants revised their return-to-office plans in response to the soaring case counts.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2021, the COVID-19 pandemic and the measures taken to combat the spread of the pandemic have continued to impact numerous aspects of our business and our properties, which are located in the City of Los Angeles. Some of the effects include the following:

•Prior to the Reopening, capacity limits were imposed on higher-risk activities and businesses such as indoor dining, bars, fitness centers and movie theaters according to the tier system of the California state’s reopening framework. As a result, our retail tenants in FIGat7th experienced the most immediate impact of the restrictions imposed. Due to the uncertainties posed to our tenants in FIGat7th by these restrictions, adjustments of $2.3 million were recognized during the year ended December 31, 2020 to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable. In contrast, the Company recorded favorable lease income adjustments of $0.5 million during the year ended December 31, 2021, as a result of the Reopening as various retail tenants benefited from higher visitor traffic.

•While our office properties have remained open, most of our office tenants have been working remotely since the “stay-at-home” order was issued in March 2020. Although state and local authorities lifted restrictions on businesses in June 2021, the physical occupancy of our office properties has remained well below capacity as infection rates fluctuated and most employers continued their COVID-19 response protocols and allowed employees to work from home when possible. As of December 31, 2021, most of our office tenants have been current in paying amounts due to us under their leases. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the year ended December 31, 2020, adjustments of $6.1 million were recognized to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable. In contrast, the Company recorded favorable lease income adjustments of $0.7 million during the year ended December 31, 2021, as a result of the Reopening and office employees returning to offices.

•Decline in property values resulting from lower than anticipated revenues due to reduced increases in forecasted rental rates on new or renewal leases, applied credit losses, lower leasing velocity and increased lease concessions or incentives. While the carrying values of the properties are recorded at cost less accumulated depreciation, we estimate the undiscounted cashflows and fair values of the properties as part of our impairment review of investments in real estate. See Note 2—“Basis of Presentation and Summary of Significant Accounting Policies—Significant Accounting Policies—Impairment Review” for further discussion.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of events such as the outbreak of the COVID-19 pandemic and the measures taken to combat the spread of the pandemic. For example, estimates and assumptions have been made with respect to the fair value of assets and liabilities for purposes of the contribution of the Company’s wholly-owned interests in exchange for its noncontrolling interest in its unconsolidated real estate joint venture in May 2019, the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

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

Depreciation expense related to investments in real estate during the years ended December 31, 2021, 2020 and 2019 totaled $87.3 million, $87.5 million and $85.6 million, respectively, and is reported as part of depreciation and amortization expense in the consolidated statements of operations.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company capitalizes costs associated with capital expenditures and tenant improvements. Capitalization of costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after the capital expenditures and tenant improvement projects are substantially complete and ready for its intended use are expensed as incurred. Expenditures for repairs and maintenance, real estate taxes and insurance are expensed as incurred.

Investment in Unconsolidated Real Estate Joint Venture—

Fund II’s noncontrolling interests in the real estate joint venture with DTLA FP IV Holdings were initially recorded at the fair value of the assets contributed and have been adjusted to redemption value as of December 31, 2021. The redemption value represents the amount to be distributed to Fund II in the event of termination or liquidation of the unconsolidated real estate joint venture, Fund IV. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statements of operations as equity in earning (loss) of unconsolidated real estate joint venture.

Impairment Review—

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. The impact of the measures imposed to combat the spread of the COVID-19 pandemic on economic and market conditions, together with many of our office property tenants working from home, was deemed to be a triggering event during the years ended December 31, 2021 and 2020.

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors, including the impact of the onset of COVID-19 pandemic and measures taken to combat the spread of the pandemic. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired during the years ended December 31, 2021 and 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable using similar criteria as its investments in real estate. An impairment loss is measured based on the excess of the carrying amount of an investment compared to its estimated fair value. Impairment analyses are based on current plans, intended holding periods and information available at the time the analyses are prepared. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired during the years ended December 31, 2021 and 2020.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, including the impact of the measures taken to combat the spread of the COVID-19 pandemic on the tenant’s business, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, and reasonable and supportable forecasts of future economic conditions. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. As the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a recovery of lease income totaling $1.1 million during the year ended December 31, 2021. In comparison, during the year ended December 31, 2020, the Company recognized a reduction in lease income totaling $8.4 million, of which $4.8 million related to lease income from an affiliate of the Company. There was no write-off of lease receivables and lease income during the year ended December 31, 2019.

The Company received certain rent relief requests for certain periods in 2020 and 2021 from many of our retail tenants and some of our office tenants as a result of the measures taken to combat the spread of the COVID-19 pandemic. Some of our tenants have availed themselves of various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Paycheck Protection Program, which can be utilized to partially meet rental obligations. While our tenants are required to fulfill their commitments to us under their leases, we have implemented and will continue to carefully consider temporary rent deferrals and rent abatements on a lease-by-lease basis and only consider those which have a justifiable financial basis. For leases with deferrals, the Company elected to account for the lease concessions as if they were part of the enforceable rights rather than as a modification. For leases with abatements, the Company accounted for the lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework. During the years ended December 31, 2021 and 2020, lease concessions granted to tenants did not have a significant impact on the Company’s consolidated financial statements.

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

The value of acquired above- and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income in the consolidated statements of operations over the remaining terms of the associated leases. The value of tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in‑place leases is included as part of depreciation and amortization in the consolidated statements of operations.

Deferred Charges, Net—

Deferred charges mainly include initial direct costs, primarily commissions related to the leasing of the Company’s office properties, and are stated net of accumulated amortization of $52.0 million and $45.7 million as of December 31, 2021 and 2020, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due From/To Affiliates—

Amounts due from/to affiliates consist of related party receivables from and payables due to affiliates of BPY and BAM, primarily related to lease income, parking income, and fees for property, development and asset management and other services. See Note 14—“Related Party Transactions.”

Prepaid and Other Assets, Net—

Prepaid and other assets, net, mainly include prepaid insurance and real estate taxes.

Secured Debt, Net—

Debt secured by our properties are presented in the consolidated balance sheets net of unamortized debt financing costs.

Debt financing costs totaling $7.5 million, $5.4 million and $5.3 million were amortized during the years ended December 31, 2021, 2020 and 2019, respectively, over the terms of the related loans using the effective interest method and are included as part of interest expense in the consolidated statements of operations. Any unamortized amounts remaining upon the early repayment of debt are written off, and the related costs and accumulated amortization are removed from the consolidated balance sheets.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of December 31, 2021 and 2020. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statements of operations as redemption measurement adjustments.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. The Company’s various TRS did not have significant tax provisions or deferred income taxes during the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021 and 2020, Brookfield DTLA had net operating loss carryforwards (“NOLs”) totaling $406.4 million and $348.8 million, respectively. The NOLs generated prior to January 1, 2018 will begin to expire in 2033, while NOLs generated in tax years beginning January 1, 2018 or later have an indefinite carryforward period. A valuation allowance fully offsets the NOLs and as a result, no deferred tax assets have been established as of December 31, 2021 and 2020.

Uncertain Tax Positions—

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of December 31, 2021 and 2020, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2021, Brookfield DTLA’s 2017, 2018, 2019 and 2020 tax years remain open under the normal statute of limitations and may be subject to examination by federal, state and local authorities.

Derivative Financial Instruments—

Brookfield DTLA uses interest rate swap and cap contracts to manage interest rate fluctuation risk by limiting the impact of changes in LIBOR on certain of its debt. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Company believes these contracts are with counterparties who are creditworthy financial institutions.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At the inception of the contracts, Brookfield DTLA designates its interest rate swap contracts as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded as part of interest expense in the consolidated statements of operations. Changes in fair value of cash flow hedge derivative financial instruments are deferred and recorded as part of accumulated other comprehensive loss in the consolidated statements of stockholders’ deficit until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative financial instrument in the consolidated statement of operations in the period the determination is made. Interest rate swap assets are included in prepaid and other assets, net and interest rate swap liabilities are included in accounts payable and other liabilities in the consolidated balance sheets. In September 2020, in conjunction with the extinguishment of our loans that previously encumbered EY Plaza, the Company terminated the related LIBOR-based interest rate swap contracts. As of December 31, 2020, Brookfield DTLA no longer had any interest rate swap contracts.

Additionally, Brookfield DTLA uses interest rate cap contracts to limit impact of changes in LIBOR on certain of its debt. The Company does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change as part of other expenses in the consolidated statements of operations.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value Measurements—

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis, such as interest rate swaps and cap contracts. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets such as investments in real estate and unconsolidated real estate joint venture). Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observable inputs used in the valuation techniques, Brookfield DTLA classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under ASC Topic 820, Fair Value Measurement.

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

Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

There have been no new accounting pronouncements adopted during the year ended December 31, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. The guidance is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company’s variable debt and interest rate cap contracts currently reference LIBOR. The Company is currently in the process of identifying its LIBOR-based contracts that will be impacted by the cessation of LIBOR, incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Notwithstanding these efforts, the Company expects to utilize the optional expedients provided by ASU 2020-04 for debt contracts left unmodified. In addition, the fair value of interest rate cap contracts was de minimis as of December 31, 2021 and the Company does not use hedge accounting for these contracts. As such, we do not expect the adoption of ASU 2020-04 and 2021-01 to have a material effect on the Company’s consolidated financial statements.

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

Management also views the unconsolidated real estate joint venture, Fund IV, as a separate operating segment. This joint venture engages in the development of the multifamily residential real estate property, 755 South Figueroa, which has different economic characteristics compared to commercial office and retail properties described above. The progress of the development project, funding requirements, projected returns and other discrete financial information of the joint venture are regularly reviewed by management to assess performance. However, since this joint venture is not considered material to the overall results of the Company, it is not a reportable segment.

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

The consideration allocated to the assets contributed to the joint venture by Fund II increased by $9.8 million during the three months ended December 31, 2019 as a result of an amendment to the Existing Agreement. As of December 31, 2019, the Company’s ownership interest in the joint venture was 55.8%. During the year ended December 31, 2020, DTLA FP IV Holdings made additional cash contributions of $13.6 million to the joint venture, which reduced the Company’s ownership interest in the joint venture to 47.8%. During the year ended December 31, 2021, DTLA FP IV Holdings made additional cash contributions of $39.8 million to the joint venture, which further reduced the Company’s ownership interest in the joint venture to 33.6%.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	As of December 31,
	2021	2020

Straight-line and other deferred rents	$108,913	$109,196
Tenant inducements receivable	28,445	33,280
Tenant receivables	3,316	5,057
Other receivables	362	2,079
Rents, deferred rents and other receivables, gross	141,036	149,612
Less: accumulated amortization of tenant inducements	15,411	15,973
Rents, deferred rents and other receivables, net	$125,625	$133,639

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the year ended December 31, 2021 and 2020 due to the measures taken to combat the spread of the COVID-19 pandemic.

Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	As of December 31,
	2021	2020
Intangible Assets
In-place leases	$41,422	$46,448
Tenant relationships	6,432	6,900
Above-market leases	16,734	19,874
Intangible assets, gross	64,588	73,222
Less: accumulated amortization	48,565	51,176
Intangible assets, net	$16,023	$22,046

Intangible Liabilities
Below-market leases	$33,416	$46,945
Less: accumulated amortization	28,961	40,940
Intangible liabilities, net	$4,455	$6,005

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Lease income	$(206)	$(1,331)	$195
Depreciation and amortization expense	$4,267	$6,217	$8,792

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2021, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2022	$2,757	$2,261	$1,492
2023	1,947	1,934	794
2024	1,091	1,849	278
2025	951	1,177	263
2026	580	440	245
Thereafter	1,033	3	1,383
Total future amortization/accretion of intangibles	$8,359	$7,664	$4,455

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows:

	Maturity Date (1)	Contractual Interest Rates	Principal Amount as of December 31,
			2021	2020
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 1.65%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 4.00%	65,000	65,000
Wells Fargo Center–North Tower (2)(3)	10/9/2023	LIBOR + 5.00%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2023	LIBOR + 1.80%	260,796	260,796
777 Tower (5)	10/31/2024	LIBOR + 1.60%	231,842	231,842
777 Tower (6)	10/31/2024	LIBOR + 4.15%	43,158	43,158
EY Plaza (7)	10/9/2025	LIBOR + 2.86%	275,000	275,000
EY Plaza (7)	10/9/2025	LIBOR + 6.85%	30,000	30,000
Gas Company Tower (7)	2/9/2026	LIBOR + 1.89%	350,000	—
Gas Company Tower (7)	2/9/2026	LIBOR + 5.00%	65,000	—
Gas Company Tower (7)	2/9/2026	LIBOR + 7.75%	50,000	—
Total variable-rate loans			1,805,796	1,340,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			458,500	458,500

Debt Refinanced:
Gas Company Tower			—	319,000
Gas Company Tower			—	131,000
Total debt refinanced			—	450,000

Total secured debt			2,264,296	2,249,296
Less: unamortized debt financing costs			8,375	9,656
Total secured debt, net			$2,255,921	$2,239,640
__________
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of December 31, 2021 and 2020, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 2.57%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3)BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 14—“Related Party Transactions”
(4)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.63%. As of December 31, 2021, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(5)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2021, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.
(6)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of December 31, 2021, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(7)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%.

The weighted average interest rate of the Company’s secured debt was 2.91% and 3.19% as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the weighted average term to maturity of our debt was approximately three years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of December 31, 2021:

2023	819,296
2024	675,000
2025	305,000
2026	465,000
Total secured debt	$2,264,296

As of December 31, 2021, $1,340.8 million of the Company’s secured debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements) and $523.5 million may be prepaid with prepayment penalties.

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

Debt Compliance

As of December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of December 31, 2021, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of December 31, 2021, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses, tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

London Interbank Offered Rate (“LIBOR”) Transition

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, previously announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited, the benchmark administrator for USD-LIBOR rates, proposed extending the publication of certain commonly-used USD-LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD-LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when there will be sufficient liquidity in the SOFR markets.

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

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	As of December 31,
	2021	2020

Tenant improvements and inducements payable	$32,973	$47,679
Unearned rent and tenant payables	31,249	27,331
Accrued capital expenditures and leasing commissions	7,422	15,201
Accrued expenses and other liabilities	5,968	5,830
Accounts payable and other liabilities	$77,612	$96,041

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2021 and 2020, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Series B Preferred Interest. At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. Effective November 2020, pursuant to the Amendment to Limited Liability Company Agreement of Fund II, such contribution commitment by DTLA Holdings increased by $50.0 million to $310.0 million. As of December 31, 2021, $21.2 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2018	9,730,370	$409,932	$400,816	$23,443	$181,698	$1,015,889
Issuance of Series B preferred interest					40,700	40,700
Dividends		18,548				18,548
Preferred returns			17,213		18,049	35,262
Redemption measurement adjustments				(1,017)		(1,017)
Contributions from noncontrolling interests				538		538
Repurchases of noncontrolling interests					(34,521)	(34,521)
Distributions to noncontrolling interests				(602)	(20,574)	(21,176)
Balance, December 31, 2019	9,730,370	428,480	418,029	22,362	185,352	1,054,223
Issuance of Series B preferred interest					47,850	47,850
Dividends		18,548				18,548
Preferred returns			17,213		17,708	34,921
Redemption measurement adjustments				(1,580)		(1,580)
Contributions from noncontrolling interests				777		777
Repurchases of noncontrolling interests					(34,218)	(34,218)
Distributions to noncontrolling interests				(1,146)	(17,865)	(19,011)
Balance, December 31, 2020	9,730,370	447,028	435,242	20,413	198,827	1,101,510
Issuance of Series B preferred interest					25,500	25,500
Dividends		18,549				18,549
Preferred returns			17,212		16,063	33,275
Redemption measurement adjustments				1,028		1,028
Contributions from noncontrolling interests				629		629
Repurchases of noncontrolling interests					(45,306)	(45,306)
Distributions to noncontrolling interests				(879)	(17,794)	(18,673)
Balance, December 31, 2021	9,730,370	$465,577	$452,454	$21,191	$177,290	$1,116,512

During the years ended December 31, 2021, 2020 and 2019, the Company used the cash received from the issuance of the Series B preferred interest for capital expenditures and leasing costs. During the year ended December 31, 2021, repurchases of and distributions to noncontrolling interests were made using the excess operating cash flows generated from other properties. During the year ended December 31, 2020, repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by EY Plaza in September 2020, as well as operating cash flows generated from other properties. During the year ended December 31, 2019, repurchases of and distributions to noncontrolling interests were made using the excess cash from upsized refinancing of the loans secured by 777 Tower in October 2019.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Series A Preferred Stock

As of December 31, 2021, the Series A preferred stock is reported at its redemption value of $465.6 million calculated using the redemption price of $243.3 million plus $222.3 million of accumulated and unpaid dividends on such Series A preferred stock through December 31, 2021.

No dividends were declared on the Series A preferred stock during the years ended December 31, 2021, 2020 and 2019. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

Series A-1 Preferred Interest

As of December 31, 2021, the Series A-1 preferred interest is reported at its redemption value of $452.5 million calculated using its liquidation value of $225.7 million plus $226.7 million of unpaid interest through December 31, 2021. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of December 31, 2021, the senior participating preferred interest is reported at its redemption value of $21.2 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of December 31, 2021, the Series B preferred interest is reported at its redemption value of $177.3 million calculated using its liquidation value of $174.8 million plus $2.5 million of unpaid preferred returns on such Series B preferred interest through December 31, 2021. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of December 31, 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Stockholders’ Deficit

Common Stock

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2021 and 2020, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the Company’s common stock during the years ended December 31, 2021, 2020 and 2019.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Additional Paid-in Capital

During the years ended December 31, 2021, 2020 and 2019, Brookfield DTLA recorded contributions to additional paid-in capital totaling $1.0 million, $4.8 million and $1.7 million, respectively, from DTLA Holdings, which were used for general corporate purposes.

Note 11—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Balance at beginning of year	$—	$(2,341)	$(224)
Net unrealized gains (losses) arising during the year	—	562	(2,117)
Reclassification of losses related to terminated interest rate swaps to other expenses included in net income	—	1,779	—
Net changes	—	2,341	(2,117)
Balance at end of year	$—	$—	$(2,341)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 12—Financial Instruments

Derivative Financial Instruments

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of December 31, 2021:

	Notional Amount	Strike Rate (1)	Expiration Date

Interest Rate Caps:
Wells Fargo Center–North Tower	$400,000	2.57%	10/15/2022
Wells Fargo Center–North Tower	65,000	2.57%	10/15/2022
Wells Fargo Center–North Tower	35,000	2.57%	10/15/2022
Wells Fargo Center–South Tower	290,000	3.63%	11/4/2022
777 Tower	268,600	4.00%	11/10/2022
777 Tower	50,000	4.00%	11/10/2022
EY Plaza	275,000	4.00%	10/15/2022
EY Plaza	30,000	4.00%	10/15/2022
Gas Company Tower	$350,000	4.00%	2/15/2023
Gas Company Tower	$65,000	4.00%	2/15/2023
Gas Company Tower	$50,000	4.00%	2/15/2023
Total derivatives not designated as cash flow hedging instruments	$1,878,600
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of December 31,
	Balance Sheet Location	2021	2020

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$46	$5

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the gain (loss) recorded on interest rate swaps for the years ended December 31, 2021, 2020 and 2019:

	Gain (Loss) Recognized in OCL	Loss Reclassified from AOCL to Consolidated Statements of Operations

Derivatives designated as cash flow hedging instruments:
For the years ended:
December 31, 2021	$—	$—
December 31, 2020	$562	$(1,779)	(1)
December 31, 2019	$(2,117)	$—
__________
(1)Included in other expenses in the consolidated statements of operations.

Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019 were de minimis.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the year ended December 31, 2021 due to the measures taken to combat the spread of the COVID-19 pandemic.

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

The fair value of interest rate cap contracts was $46 thousand and $5 thousand as of December 31, 2021 and 2020, respectively. The Company classified them as Level 2 in the fair value hierarchy.

Nonrecurring Measurements—

As of December 31, 2021 and 2020, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation and Summary of Significant Accounting Policies—Impairment Review” for further discussion.

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

	As of December 31,
	2021	2020

Fair Value	$2,263,160	$2,246,225
Carrying value	$2,255,921	$2,239,640

Other financial instruments — As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 14—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the years ended December 31, 2021, 2020 and 2019:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and BAM	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Other	3.00% of hard and soft construction costs
Entitlement	Other	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000
A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Property management	$8,037	$8,035	$8,479
Asset management	$6,166	$6,040	$6,161
Leasing	$1,607	$2,105	$1,788
Construction management	$400	$3,239	$3,263
Development management (1)	$1,881	$1,007	$991
Entitlement	$639	$—	$—
General, administrative and reimbursable expenses	$2,807	$2,492	$2,865
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of year end to the costs incurred during the year.

Expenses incurred under these arrangements are included in rental property operating and maintenance expense in the consolidated statements of operations, with the exception of asset management fee which is included in other expenses. Leasing fees are capitalized as deferred charges, construction management and entitlement fees are capitalized as part of investments in real estate, and development management fees are capitalized and included in the investment in unconsolidated real estate joint venture in the consolidated balance sheets.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with a portfolio shared aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $495.0 million of earthquake insurance for California, and $350.0 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s properties located in the United States. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Insurance expense (1)	$12,473	$11,836	$9,286

(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of BAM ceased charging such fee. Fees incurred for these services totaled $244 thousand, $282 thousand and $237 thousand during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $129 thousand, $149 thousand and $173 thousand during the years ended December 31, 2021, 2020 and 2019, respectively.

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Lease income (1)	$13,343	$11,443	$5,916
Parking revenue (1)	$1,001	$1,317	$—
Interest and other revenue	$—	$51	$208
Rental property operating and maintenance expense (2)	$318	$577	$676
Other expenses	$—	$90	$142
Interest expense (3)(4)	$2,201	$1,982	$613

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
(2)Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties supplied by an affiliate of BAM. In July 2021, such supplier was acquired by third parties.
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $84 thousand as of December 31, 2021 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.
(4)In February 2021, BAM purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two-year period at a fixed interest rate of 2.50%. The transaction was conducted on an arm’s length basis at fair market value. During the year ended December 31, 2021, the Company incurred interest expense of $391 thousand on this CMBS to BAM. In September 2021, this CMBS was sold to Brookfield Asset Management Reinsurance Partners Ltd., an affiliate of BAM.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 15—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of December 31, 2021:

2022	$155,255
2023	145,954
2024	131,602
2025	119,022
2026	107,154
Thereafter	511,642
Total future minimum base rents	$1,170,629

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Concentration of Tenant Credit Risk

Credit risk arises from the possibility that tenants may be unable to fulfill their lease commitments. Brookfield DTLA’s properties are typically leased to high credit-rated tenants for lease terms ranging from five to ten years, although we also enter into some shorter or longer-term leases. As our entire portfolio is located in the LACBD, any specific economic changes within that location could affect our tenant base, and by extension, our profitability.

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

The measures taken to combat the spread of the COVID-19 pandemic have increased the risk in the near term of our tenants’ ability to fulfill their lease commitments. Certain tenants could declare bankruptcy or become insolvent and cease business operations as a result of prolonged mitigation efforts. See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of collectibility of lease income for the years ended December 31, 2021 and 2020.

Concentration of Lease Income Risk

During the years ended December 31, 2021, 2020 and 2019, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated lease revenue. The revenue generated by these six properties totaled 95%, 97% and 96% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Capital Commitments

As of December 31, 2021, the Company had $35.5 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. Additionally, we had $0.2 million in construction-related commitments, mainly related to retention payable to contractors for the atrium redevelopment project at Wells Fargo Center as of December 31, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17—Quarterly Financial Information (Unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2021 and 2020:

	Quarter
	First	Second	Third	Fourth
2021
Total revenue	$69,692	$69,210	$68,820	$76,076
Total expenses	87,625	82,925	83,486	84,070
Total other income	199	97	268	232
Net loss	(17,734)	(13,618)	(14,398)	(7,762)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,302	4,303	4,304
Senior participating preferred interest redemption measurement adjustments	601	299	(325)	453
Series B preferred interest returns	4,282	4,146	3,896	3,739
Series B common interest – allocation of net income (loss)	15,204	(6,669)	27,222	(2,563)
Net loss attributable to Brookfield DTLA	(42,124)	(15,696)	(49,494)	(13,695)
Series A preferred stock dividends	4,637	4,638	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(46,761)	$(20,334)	$(54,131)	$(18,332)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarter
	First	Second	Third	Fourth
2020
Total revenue	$75,854	$68,522	$70,593	$70,579
Total expenses	89,965	83,788	86,050	88,164
Total other (loss) income	(675)	(28)	172	6
Net loss	(14,786)	(15,294)	(15,285)	(17,579)
Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	4,303	4,304
Senior participating preferred interest redemption measurement adjustments	(225)	(2,081)	(37)	763
Series B preferred interest returns	4,208	4,567	4,689	4,244
Series B common interest – allocation of net income (loss)	9,822	90,090	(9,889)	21,720
Net loss attributable to Brookfield DTLA	(32,894)	(112,173)	(14,351)	(48,610)
Series A preferred stock dividends	4,637	4,637	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(37,531)	$(116,810)	$(18,988)	$(53,247)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 18—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2021 is as follows:

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accum- ulated Depre- ciation (4)	Year Acquired or Con- structed (5)
		Land	Buildings and Improve- ments	Buildings and Improve- ments	Land	Buildings and Improve- ments (1)(2)	Total (3)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$500,000	$41,024	$449,170	$159,563	$41,024	$608,733	$649,757	$118,479	2013 A
BOA Plaza 333 S. Hope Street	400,000	54,163	344,310	83,679	54,163	427,989	482,152	126,413	2006 A
Wells Fargo Center– South Tower 355 S. Grand Avenue	260,796	21,231	389,138	83,404	21,231	472,542	493,773	72,529	2013 A
Gas Company Tower 525-555 W. Fifth Street	465,000	20,742	392,650	77,204	20,742	469,854	490,596	88,320	2013 A
EY Plaza 725 S. Figueroa Street	305,000	47,385	242,504	94,052	47,385	336,556	383,941	92,427	2006 A
777 Tower 777 S. Figueroa Street	275,000	38,010	293,958	43,053	38,010	337,011	375,021	59,069	2013 A
FIGat7th 735 S. Figueroa Street	58,500	—	44,743	29,868	—	74,611	74,611	23,166	2013 C
	$2,264,296	$222,555	$2,156,473	$570,823	$222,555	$2,727,296	$2,949,851	$580,403
__________
(1)Land improvements are combined with building improvements for financial reporting purposes and are carried at cost.
(2)Includes tenant improvements.
(3)The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $2.9 billion as of December 31, 2021.
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a reconciliation of Brookfield DTLA’s investments in real estate:

	For the Year Ended December 31,
	2021	2020	2019
Investments in Real Estate
Balance at beginning of year	$2,967,431	$2,925,575	$2,834,450
Additions during the year:
Improvements	6,653	78,469	148,637
Deductions during the year:
Dispositions	—	—	20,139
Writeoff of fully depreciated investments in real estate	24,233	36,613	37,373
Balance at end of year	$2,949,851	$2,967,431	$2,925,575

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate:

	For the Year Ended December 31,
	2021	2020	2019
Accumulated Depreciation
Balance at beginning of year	$517,329	$466,405	$418,205
Additions during the year:
Depreciation expense	87,307	87,537	85,573
Deductions during the year:
Writeoff of fully depreciated investments in real estate	24,233	36,613	37,373
Balance at end of year	$580,403	$517,329	$466,405
.y

Item 9.	Changes in and Disagreements With Accountants on Accounting
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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Brown and Smith, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the measures taken to combat the spread of the COVID-19 pandemic. We are continually monitoring and assessing the impact of the measures taken to combat the spread of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

G. Mark Brown	57	Chairman of the Board and Principal Executive Officer of Brookfield DTLA (also a Managing Partner in Brookfield Asset Management’s real estate group)	2017
Bryan D. Smith	51	Chief Financial Officer of Brookfield DTLA (also a Managing Director in Brookfield Asset Management’s real estate group)	2018

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

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	57	Director (also Chairman of the Board and Principal Executive Officer of Brookfield DTLA, and a Managing Partner in Brookfield Asset Management’s real estate group)	2013
Michelle L. Campbell	51	Director (also Senior Vice President, Secretary of Brookfield DTLA and Senior Vice President in Brookfield Asset Management’s real estate group)	2014
Andrew Dakos	56	Director	2017
Murray Goldfarb	47	Director (also a Managing Partner in Brookfield Asset Management’s real estate group)	2018
Phillip Goldstein	77	Director	2017
Ian Parker	57	Director	2017
Robert L. Stelzl	76	Director	2014

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

Andrew Dakos has served on the board of directors since December 2017, following his election at a Special Meeting of holders of the Company’s Series A preferred stock. Mr. Dakos is a Principal of Bulldog Investors, LLP (“Bulldog Investors”), a U.S. Securities and Exchange Commission (the “SEC”)‑registered investment adviser to certain private funds, separately-managed accounts and Special Opportunities Fund, Inc., a New York Stock Exchange (the “NYSE”)‑listed registered closed-end investment company (“Special Opportunities Fund”). He co‑manages Bulldog Investors’ investment strategy. He also serves as President and Director of Special Opportunities Fund, CEO, President and Chairman of Swiss Helvetia Fund, Inc., and Trustee and President of the High Income Securities Fund. He previously served as Trustee of Crossroads Liquidating Trust (2015-2020).

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

Robert L. Stelzl has served on the board of directors since 2014. Mr. Stelzl also has served as a member of the board of directors of Brookfield Real Estate Income Trust Inc. since 2021 and Brookfield Residential Properties Inc. since 2011. Mr. Stelzl served on the Van Eck family of mutual funds’ board of trustees and chair of its Governance Committee from 2007 through 2021. Mr Stelzl is a private real estate investor and investment manager. He currently serves as trustee of several private trusts which hold substantial real estate and other assets. In 2003 he retired from a private, global real estate equity fund manager after 14 years as principal and member of the Investment Committee. Mr. Stelzl holds an M.B.A. from Harvard University, a B.A. in Fine Arts and a B.A. in Architecture from Rice University. The board of directors nominated Mr. Stelzl to serve as a director based on, among other factors, his experience in commercial real estate and finance.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the year ended December 31, 2021.

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

Compensation of Directors

Each non-independent member of the board of directors, except for Mr. Parker, does not receive any additional compensation from the Company for his or her services as a director. The following table summarizes the compensation earned by our independent directors, Messrs. Dakos, Goldstein and Stelzl, and non-independent director, Mr. Parker, during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Andrew Dakos (1)	$70,000	$—	$—	$—	$—	$70,000
Phillip Goldstein (1)	$60,000	$—	$—	$—	$—	$60,000
Robert L. Stelzl (1)	$70,000	$—	$—	$—	$—	$70,000
Ian Parker (1)	$60,000	$—	$—	$—	$—	$60,000
__________
(1)    Consists of an annual retainer fee of $60,000 and, in case of Messrs. Dakos and Stelzl, an additional $10,000 annual Audit Committee fee.

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

COMPENSATION COMMITTEE REPORT

The board of directors of Brookfield DTLA Fund Office Trust Investor Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) (§229.402(b)) with management; and based on the review and discussions referred to in paragraph (e)(5)(i)(A) of this Item, the board of directors recommended that the Compensation Discussion and Analysis be included in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 18, 2022, DTLA Holdings owns 100% of the issued and outstanding shares of Brookfield DTLA’s common stock.

Security Ownership of our Directors and Executive Officers

Common Stock

As of March 18, 2022, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s common stock.

Series A Preferred Stock

As of March 18, 2022, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s Series A preferred stock.

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

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the years ended December 31, 2021, 2020 and 2019:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and BAM	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Other	3.00% of hard and soft construction costs
Entitlement	Other	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000

A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Property management	$8,037	$8,035	$8,479
Asset management	$6,166	$6,040	$6,161
Leasing	$1,607	$2,105	$1,788
Construction management	$400	$3,239	$3,263
Development management (1)	$1,881	$1,007	$991
Entitlement	$639	$—	$—
General, administrative and reimbursable expenses	$2,807	$2,492	$2,865
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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Insurance expense (1)	$12,473	$11,836	$9,286
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of BAM ceased charging such fee. Fees incurred for these services totaled $244 thousand, $282 thousand and $237 thousand during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $129 thousand, $149 thousand and $173 thousand during the years ended December 31, 2021, 2020 and 2019, respectively.

Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Year Ended December 31,
	2021	2020	2019

Lease income (1)	$13,343	$11,443	$5,916
Parking revenue (1)	$1,001	$1,317	$—
Interest and other revenue	$—	$51	$208
Rental property operating and maintenance expense (2)	$318	$577	$676
Other expenses	$—	$90	$142
Interest expense (3)(4)	$2,201	$1,982	$613
__________
(1)In September 2019, BAM acquired a significant interest in Oaktree Capital Group, LLC (“Oaktree”), an existing tenant at Wells Fargo Center–North Tower. Lease income and parking revenue from Oaktree and its subsidiaries have been reported as related party transactions since the date of acquisition by BAM.
(2)Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties supplied by an affiliate of BAM. In July 2021, such supplier was acquired by third parties.
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $84 thousand as of December 31, 2021 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.
(4)In February 2021, BAM purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two -year period at a fixed interest rate of 2.50%. The transaction was conducted on an arm’s length basis at fair market value. During the year ended December 31, 2021, the Company incurred interest expense of $391 thousand on this CMBS to BAM. In September 2021, this CMBS was sold to Brookfield Asset Management Reinsurance Partners Ltd., an affiliate of BAM.

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

In accordance with NYSE Rules and our Corporate Governance Guidelines, on March 22, 2022, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both the Company’s and the NYSE’s director independence standards, as then in effect:

Robert L. Stelzl
Andrew Dakos
Phillip Goldstein

Item 14.    Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to Brookfield DTLA for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”) (PCAOB ID No. 34):

Fees (1)	For the Year Ended December 31,
	2021	2020

Audit fees (2)	$799,000	$771,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$799,000	$771,000
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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2021, 2020 and 2019
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

4.1	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

4.2	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Non-Voting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

4.3	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

4.4	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Non-Voting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.5	Form of Certificate of 7.625% Series A Cumulative Redeemable Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 8, 2014

10.1	Indemnification Agreement of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	10.1	November 4, 2013

10.2	Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	8-K	001-36135	10.1	April 1, 2019

10.3	First Amendment to the Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	10-K	001-36135	10.3	March 25, 2021

10.4	Limited Liability Company Agreement of Brookfield DTLA Fund Properties III LLC	8-K	001-36135	10.2	April 1, 2019

10.5	Loan Agreement dated as of February 6, 2018 by and between BOP FIGat7th LLC, as Borrower, and Metropolitan Life Insurance Company, as Lender	8-K	001-36135	10.3	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.6	Guaranty as of February 6, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Metropolitan Life Insurance Company (“Lender”)	10-K	001-36135	10.5	April 1, 2019

10.7	Mortgage Loan Agreement dated as of September 23, 2020 among EYP Realty, LLC, as Borrower, and Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, collectively, as Lenders	8-K	001-36135	10.1	March 25, 2021

10.8	Limited Recourse Guaranty, made as of September 23, 2020 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, collectively, as Lender	8-K	001-36135	10.2	March 25, 2021

10.9	Mezzanine Loan Agreement dated as of September 23, 2020 among EYP Mezzanine, LLC, as Borrower, and Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Bank, National Association, collectively, as Lenders	8-K	001-36135	10.3	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.10	Mezzanine Limited Recourse Guaranty, made as of September 23, 2020 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Bank, National Association, collectively, as Lender	8-K	001-36135	10.4	March 25, 2021

10.11	Loan Agreement dated as of September 21, 2018 among North Tower, LLC, as Borrower, the Financial Institutions party hereto and their Assignees under Section 18.15, as Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and Natixis, New York Branch, as Joint Lead Arranger	8-K	001-36135	10.6	April 1, 2019

10.12	Completion Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.10	April 1, 2019

10.13	Limited Recourse Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lender	10-K	001-36135	10.11	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.14	Unfunded Obligations Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.12	April 1, 2019

10.15	Mezzanine A Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine, LLC, as Borrower, and Mirae Asset Daewoo Co., Ltd., as Lender	8-K	001-36135	10.7	April 1, 2019

10.16	Mezzanine B Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine II, LLC, as Borrower, and Citi Global Markets Realty Corp., as Lender	8-K	001-36135	10.8	April 1, 2019

10.17	Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.7	March 20, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.18	Mezzanine Loan Agreement dated as of July 11, 2016 between Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Deutsche Bank AG, New York Branch and Barclays Bank PLC, collectively, as Lender	10-K	001-36135	10.8	March 20, 2017

10.19	Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.9	March 20, 2017

10.20	Mezzanine Guaranty of Recourse Obligations executed as of July 11, 2016 by Brookfield DTLA Holdings LLC, as Guarantor, for the benefit of Deutsche Bank AG, New York Branch and of Barclays Bank PLC, collectively as Lender	10-K	001-36135	10.10	March 20, 2017

10.21	Mortgage Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrowers, and Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A., collectively, as Lenders	8-K	001-36135	10.5	March 25, 2021

10.22	Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A., collectively, as Lender	8-K	001-36135	10.6	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.23	Mezzanine A Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as Lenders	8-K	001-36135	10.7	March 25, 2021

10.24	Mezzanine A Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Citigroup Global Markets Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as Lender	8-K	001-36135	10.8	March 25, 2021

10.25	Mezzanine B Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth Mezz II, LLC, as Borrower, and SBAF Mortgage Fund I/Lender, LLC, as Lender	8-K	001-36135	10.9	March 25, 2021

10.26	Mezzanine B Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of SBAF Mortgage Fund I/Lender, LLC, as Lender	8-K	001-36135	10.10	March 25, 2021

10.27	Loan Agreement, dated as of October 31, 2019, by and among Maguire Properties – 777 Tower LLC, as Borrower, each of the financial institutions initially a signatory hereto together with their assignees, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Bookrunner	8-K	001-36135	10.1	March 26, 2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.28	Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.2	March 26, 2020

10.29	Mezzanine Loan Agreement, dated as of October 31, 2019, by and among, 777 Tower Mezzanine, LLC, as Borrower, and Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.3	March 26, 2020

10.30	Mezzanine Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.4	March 26, 2020

10.31	Loan Agreement dated as of November 5, 2018 by and among Maguire Properties–355 S. Grand, LLC, as Borrower, Landesbank Hessen-Thüringen Girozentrale, as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Landesbank Hessen-Thüringen Girozentrale, Barclays Bank PLC and Natixis, New York Branch, as Joint Lead Arrangers. Landesbank Hessen-Thüringen Girozentrale as Hedge Coordinator, and the Financial Institutions now or hereafter signatories hereto and their assignees, as Lenders	8-K	001-36135	10.9	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.32	Limited Guaranty made as of November 5, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Landesbank Hessen-Thüringen Girozentrale, New York Branch, as Administrative Agent on behalf of the Lenders (together with its successors and assigns, “Administrative Agent”) and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.10	April 1, 2019

10.33	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.34	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.35	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.36	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.37	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2021

31.1*	Certification of Principal Executive Officer dated March 24, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 24, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated March 24, 2022 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3 above.

(c)	Financial Statement Schedules
See Item 2 above.
__________
*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 24, 2022

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2022	By:	/s/ G. MARK BROWN
G. Mark Brown Chairman of the Board (Principal executive officer)

	March 24, 2022	By:	/s/ BRYAN D. SMITH
Bryan D. Smith Chief Financial Officer (Principal financial and accounting officer)

	March 24, 2022	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	March 24, 2022	By:	/s/ ANDREW DAKOS
Andrew Dakos Director

	March 24, 2022	By:	/s/ MURRAY GOLDFARB
Murray Goldfarb Director

	March 24, 2022	By:	/s/ PHILLIP GOLDSTEIN
Phillip Goldstein Director

	March 24, 2022	By:	/s/ IAN PARKER
Ian Parker Director

	March 24, 2022	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director