Form 10-Q
period 2022-03-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2022-05-12
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 6, 2022, none of the registrant’s common stock was traded on any public market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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

•The impact or unanticipated impact of general economic, political and market factors in the regions in which Brookfield DTLA or any of its subsidiaries does business, including the ongoing effect of COVID-19 pandemic on our business.

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

•Risks related to climate change;

•Catastrophic events, such as earthquakes or pandemics/epidemics;

•Other factors that are described in Part I, “Item IA. Risk Factors” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022, and Part II, “Item IA. Risk Factors” in this Report; and

•Other risks and factors detailed from time to time in reports filed by Brookfield DTLA with the United States Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2022	December 31, 2021

ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,309,211	2,308,836
Tenant improvements	421,774	418,460
Investments in real estate, gross	2,953,540	2,949,851
Less: accumulated depreciation	602,224	580,403
Investments in real estate, net	2,351,316	2,369,448
Investment in unconsolidated real estate joint venture	43,404	43,191
Cash and cash equivalents	49,162	38,901
Restricted cash	38,509	49,322
Rents, deferred rents and other receivables, net	128,370	125,625
Intangible assets, net	14,744	16,023
Deferred charges, net	57,033	57,529
Due from affiliates	7,522	10,062
Prepaid and other assets, net	13,305	12,377
Total assets	$2,703,365	$2,722,478

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,257,654	$2,255,921
Accounts payable and other liabilities	77,906	77,612
Due to affiliates	1,641	1,782
Intangible liabilities, net	4,077	4,455
Total liabilities	2,341,278	2,339,770

Commitments and Contingencies (See Note 14)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	March 31, 2022	December 31, 2021

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of March 31, 2022 and December 31, 2021	$470,214	$465,577
Noncontrolling Interests:
Series A-1 preferred interest	456,757	452,454
Senior participating preferred interest	20,736	21,191
Series B preferred interest	170,570	177,290
Total mezzanine equity	1,118,277	1,116,512

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	203,869	203,369
Accumulated deficit	(885,749)	(865,927)
Noncontrolling interests	(74,310)	(71,246)
Total stockholders’ deficit	(756,190)	(733,804)
Total liabilities and deficit	$2,703,365	$2,722,478

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2022	2021

Revenue:
Lease income	$65,129	$64,238
Parking	6,548	5,188
Interest and other	344	266
Total revenue	72,021	69,692

Expenses:
Rental property operating and maintenance	24,154	21,775
Real estate taxes	9,855	10,040
Parking	2,373	1,587
Other expenses	2,459	3,420
Depreciation and amortization	25,347	27,022
Interest	18,443	23,781
Total expenses	82,631	87,625

Other Income:
Equity in earning of unconsolidated real estate joint venture	213	199
Total other income	213	199
Net loss	(10,397)	(17,734)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303
Senior participating preferred interest redemption measurement adjustment	(201)	601
Series B preferred interest returns	3,750	4,282
Series B common interest – allocation of net (loss) income	(3,064)	15,204
Net loss attributable to Brookfield DTLA	(15,185)	(42,124)
Series A preferred stock dividends	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(19,822)	$(46,761)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2021	1,000	$—	$203,369	$(865,927)	$(71,246)	$(733,804)
Net (loss) income				(15,185)	4,788	(10,397)
Contributions			500			500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(7,852)	(12,489)
Balance, March 31, 2022	1,000	$—	$203,869	$(885,749)	$(74,310)	$(756,190)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2020	1,000	$—	$202,369	$(726,369)	$(104,440)	$(628,440)
Net (loss) income				(42,124)	24,390	(17,734)
Contributions			—			—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(9,186)	(13,823)
Balance, March 31, 2021	1,000	$—	$202,369	$(773,130)	$(89,236)	$(659,997)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(10,397)	$(17,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,347	27,022
Equity in earning of unconsolidated real estate joint venture	(213)	(199)
(Recovery) write-off of lease receivables previously deemed uncollectible	(154)	665
Amortization of acquired below-market leases, net of acquired above-market leases	(15)	110
Straight-line rent amortization	(129)	(1,768)
Amortization of tenant inducements	390	813
Amortization and write-off of debt financing costs	1,733	1,973
Unrealized gain on interest rate cap contracts	(211)	(12)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(1,340)	3,369
Deferred charges, net	(1,096)	(862)
Due from affiliates	1,032	2,038
Prepaid and other assets, net	(743)	(631)
Accounts payable and other liabilities	713	9,702
Due to affiliates	(141)	(638)
Net cash provided by operating activities	14,776	23,848
Cash flows from investing activities:
Expenditures for real estate improvements	(5,104)	(13,674)
Net cash used in investing activities	(5,104)	(13,674)
Cash flows from financing activities:
Proceeds from secured debt	—	465,000
Principal payments on secured debt	—	(450,000)
Proceeds from Series B preferred interest	10,330	2,600
Proceeds from senior participating preferred interest	125	171
Distributions to Series B preferred interest	(5,005)	(4,244)
Repurchases of Series B preferred interest	(15,795)	(16,156)
Distributions to senior participating preferred interest	(379)	(242)
Contributions to additional paid-in capital	500	—
Purchase of interest rate cap contracts	—	(62)
Payment for early extinguishment of debt	—	(4,575)
Debt financing costs paid	—	(6,544)
Net cash used in financing activities	(10,224)	(14,052)
Net change in cash, cash equivalents and restricted cash	(552)	(3,878)
Cash, cash equivalents and restricted cash at beginning of period	88,223	83,483
Cash, cash equivalents and restricted cash at end of period	$87,671	$79,605

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Three Months Ended
	March 31,
	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,532	$17,899

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$3,588	$5,633

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021

Cash and cash equivalents at beginning of period	$38,901	$37,394
Restricted cash at beginning of period	49,322	46,089
Cash, cash equivalents and restricted cash at beginning of period	$88,223	$83,483

Cash and cash equivalents at end of period	$49,162	$31,783
Restricted cash at end of period	38,509	47,822
Cash, cash equivalents and restricted cash at end of period	$87,671	$79,605

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As used in these notes to consolidated financial statements, tabular amounts are presented in thousands, except share amounts, percentage data and dates.

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity wholly-owned by Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, and the primary vehicle through which BAM invests in real estate on a global basis.

As of March 31, 2022 and December 31, 2021, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10‑Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal and recurring nature, considered necessary for a fair presentation of the financial position and interim results of Brookfield DTLA as of and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of those that may be expected for a full fiscal year.

The consolidated balance sheets as of March 31, 2022 and December 31, 2021 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of March 31, 2022 and December 31, 2021, and for each of the three months ended March 31, 2022 and 2021.

The accompanying notes to the unaudited consolidated financial statements do not include all disclosures required by GAAP. The unaudited consolidated financial information included herein should be read in conjunction with the audited consolidated financial statements and related notes included in Brookfield DTLA’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 24, 2022.

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

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of March 31, 2022, these consolidated VIEs had in aggregate total consolidated assets of $2.7 billion (of which $2.4 billion is related to investments in real estate) and total consolidated liabilities of $2.3 billion (of which $2.3 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture, Brookfield DTLA Fund Properties IV LLC (“Fund IV”), with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the investee’s earnings or losses, distributions received (if any), and other-than-temporary impairments. As of March 31, 2022, the Company’s ownership interest in the joint venture was 30.6%, a decrease from 33.6% as of December 31, 2021 as a result of additional capital contributed by DTLA FP IV Holdings to the joint venture during the three months ended March 31, 2022.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impact of COVID-19

While we have seen continued improvement in our business during the first quarter of 2022 compared to the same period in 2021, the winter surge of COVID-19 infection fueled by the Omicron variant during December 2021 through January 2022 continued to bring uncertainty to our tenants’ return-to-office plans. Effective January 2022, well-fitting medical-grade mask, surgical mask or higher-level respirators must be worn by employees in Los Angeles County at all times while indoors at the worksite or facility. Although most masking requirements were eased by early March 2022 in Los Angeles County, businesses once again reconsidered and delayed their return-to-office plans. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the three months ended March 31, 2022, adjustments of $0.1 million, compared to $0.2 million for the same period in 2021, were recognized to lower our office lease income related to certain leases where we determined that the collection of future lease payments was not probable. Retail tenants of our properties continued to benefit from higher visitor traffic since the re-opening of California’s economy in June 2021 (the “Reopening”). As such, the Company recorded favorable lease income adjustments of $0.3 million during the three months ended March 31, 2022, compared to adjustments of $0.5 million to lower our lease income during the same period in 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances. For example, estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

Impairment Review

Investments in long-lived assets, including our investments in real estate, are reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in leasing activity, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, leasing activity statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired as of March 31, 2022 and December 31, 2021.

The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other than temporary. Triggering events or impairment indicators for the Company’s unconsolidated real estate joint venture include its recurring operating losses, and other events such as significant changes in construction costs, estimated completion dates, intended holding periods, and other factors related to 755 South Figueroa development. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of March 31, 2022 and December 31, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, and reasonable and supportable forecasts of future economic conditions. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. As the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a recovery of lease income totaling $0.2 million during the three months ended March 31, 2022, compared to a reduction totaling $0.7 million during the same period in 2021.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. During the three months ended March 31, 2022 and 2021, the Company’s various TRS incurred income tax expenses of $0.2 million and $0.9 million, respectively.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3—Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

There have been no new accounting pronouncements adopted during the three months ended March 31, 2022.

Accounting Pronouncements Issued But Not Yet Adopted

The Company does not anticipate any recently issued accounting standards pronouncements to have a significant impact on the consolidated financial position or results of operations in these or future consolidated financial statements.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	March 31, 2022	December 31, 2021

Straight-line and other deferred rents	$110,551	$108,913
Tenant inducements receivable	28,386	28,445
Tenant receivables	4,747	3,316
Other receivables	488	362
Rents, deferred rents and other receivables, gross	144,172	141,036
Less: accumulated amortization of tenant inducements	15,802	15,411
Rents, deferred rents and other receivables, net	$128,370	$125,625

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the three months ended March 31, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	March 31, 2022	December 31, 2021

Intangible Assets
In-place leases	$41,422	$41,422
Tenant relationships	6,432	6,432
Above-market leases	16,734	16,734
Intangible assets, gross	64,588	64,588
Less: accumulated amortization	49,844	48,565
Intangible assets, net	$14,744	$16,023

Intangible Liabilities
Below-market leases	$33,416	$33,416
Less: accumulated amortization	29,339	28,961
Intangible liabilities, net	$4,077	$4,455

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Lease income	$15	$(110)
Depreciation and amortization expense	$916	$1,101

As of March 31, 2022, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2022	$2,062	$1,676	$1,115
2023	1,947	1,934	794
2024	1,091	1,849	278
2025	951	1,177	263
2026	580	444	245
2027	115	—	154
Thereafter	918	—	1,228
Total future amortization/accretion of intangibles	$7,664	$7,080	$4,077

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows:

	Maturity Date (1)	Contractual Interest Rates	Principal Amount as of
			March 31, 2022	December 31, 2021
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 1.65%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 4.00%	65,000	65,000
Wells Fargo Center–North Tower (2)(3)	10/9/2023	LIBOR + 5.00%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2023	LIBOR + 1.80%	260,796	260,796
777 Tower (5)	10/31/2024	LIBOR + 1.60%	231,842	231,842
777 Tower (6)	10/31/2024	LIBOR + 4.15%	43,158	43,158
EY Plaza (7)	10/9/2025	LIBOR + 2.86%	275,000	275,000
EY Plaza (7)	10/9/2025	LIBOR + 6.85%	30,000	30,000
Gas Company Tower (7)	2/9/2026	LIBOR + 1.89%	350,000	350,000
Gas Company Tower (7)	2/9/2026	LIBOR + 5.00%	65,000	65,000
Gas Company Tower (7)	2/9/2026	LIBOR + 7.75%	50,000	50,000
Total variable-rate loans			1,805,796	1,805,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			458,500	458,500

Total secured debt			2,264,296	2,264,296
Less: unamortized debt financing costs			6,642	8,375
Total secured debt, net			$2,257,654	$2,255,921
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of March 31, 2022 and December 31, 2021, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 2.57%.
(3)BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 12—“Related Party Transactions.”
(4)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.63%. As of March 31, 2022, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(5)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of March 31, 2022, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.
(6)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of March 31, 2022, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(7)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The weighted average interest rate of the Company’s secured debt was 3.10% and 2.91% as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the weighted average term to maturity of our debt (after the impact of extension options that the Company controls, if applicable) was approximately three years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of March 31, 2022:

2023	$819,296
2024	675,000
2025	305,000
2026	465,000
Total secured debt	$2,264,296

As of March 31, 2022, $1,805.8 million of the Company’s secured debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements) and $58.5 million may be prepaid with prepayment penalties.

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

Debt Compliance

As of March 31, 2022 and December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of March 31, 2022, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of March 31, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

London Interbank Offered Rate (“LIBOR”) Transition

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, previously announced that the FCA intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited, the benchmark administrator for USD-LIBOR rates, proposed extending the publication of certain commonly-used USD-LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD-LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when there will be sufficient liquidity in the SOFR markets.

We have outstanding variable debt and interest rate cap contracts that are indexed to LIBOR. The Company is currently in the process of identifying its LIBOR-based contracts that will be impacted by the cessation of LIBOR and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. As of March 31, 2022, all of the Company’s variable debt contracts contain fallback languages that lay out the process through which a replacement rate can be identified or used when LIBOR is not available.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or interest rate caps, but if our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available.

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	March 31, 2022	December 31, 2021

Tenant improvements and inducements payable	$30,498	$32,973
Unearned rent and tenant payables	27,685	31,249
Accrued capital expenditures and leasing commissions	9,157	7,422
Accrued expenses and other liabilities	10,566	5,968
Accounts payable and other liabilities	$77,906	$77,612

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. As of March 31, 2022 and December 31, 2021, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Series B Preferred Interest. Pursuant to the Limited Liability Company Agreement (“LLCA”) of Fund II and the subsequent amendment to the LLCA, DTLA Holdings made a commitment to contribute up to $310.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. As of March 31, 2022, $10.8 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2021	9,730,370	$465,577	$452,454	$21,191	$177,290	$1,116,512
Issuance of Series B preferred interest					10,330	10,330
Dividends		4,637				4,637
Preferred returns			4,303		3,750	8,053
Redemption measurement adjustments				(201)		(201)
Contributions from noncontrolling interests				125		125
Repurchases of noncontrolling interests					(15,795)	(15,795)
Distributions to noncontrolling interests				(379)	(5,005)	(5,384)
Balance, March 31, 2022	9,730,370	$470,214	$456,757	$20,736	$170,570	$1,118,277

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2020	9,730,370	$447,028	$435,242	$20,413	$198,827	$1,101,510
Issuance of Series B preferred interest					2,600	2,600
Dividends		4,637				4,637
Preferred returns			4,303		4,282	8,585
Redemption measurement adjustments				601		601
Contributions from noncontrolling interests				171		171
Repurchases of noncontrolling interests					(16,156)	(16,156)
Distributions to noncontrolling interests				(242)	(4,244)	(4,486)
Balance, March 31, 2021	9,730,370	$451,665	$439,545	$20,943	$185,309	$1,097,462

During the three months ended March 31, 2022 and 2021, net repurchases of and distributions to noncontrolling interests were made using the excess operating cash flows generated from properties.

Series A Preferred Stock

As of March 31, 2022, the Series A preferred stock is reported at its redemption value of $470.2 million calculated using the redemption price of $243.3 million plus $227.0 million of accumulated and unpaid dividends on such Series A preferred stock through March 31, 2022.

No dividends were declared on the Series A preferred stock during the three months ended March 31, 2022 and 2021. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

Series A-1 Preferred Interest

As of March 31, 2022, the Series A-1 preferred interest is reported at its redemption value of $456.8 million calculated using its liquidation value of $225.7 million plus $231.0 million of unpaid interest through March 31, 2022. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of March 31, 2022, the senior participating preferred interest is reported at its redemption value of $20.7 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of March 31, 2022, the Series B preferred interest is reported at its redemption value of $170.6 million calculated using its liquidation value of $169.3 million plus $1.3 million of unpaid preferred returns on such Series B preferred interest through March 31, 2022. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of March 31, 2022.

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
(Unaudited)
Note 10—Financial Instruments

Derivative Financial Instruments

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of March 31, 2022:

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
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	March 31, 2022	December 31, 2021

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$257	$46

Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the three months ended March 31, 2022 and 2021 were de minimis.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three months ended March 31, 2022 and 2021.

Note 11—Fair Value Measurements and Disclosures

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

Recurring Measurements—

The fair value of Brookfield DTLA’s interest rate swap contracts was determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company has incorporated credit valuation adjustments to appropriately reflect both our and the respective counterparty’s non‑performance risk in the fair value measurements. The interest rate swap contracts were terminated in September 2020. See Note 10 “Financial Instruments.”

The fair value of interest rate cap contracts was $257 thousand and $46 thousand as of March 31, 2022 and December 31, 2021, respectively. The Company classified them as Level 2 in the fair value hierarchy.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nonrecurring Measurements—

As of March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation —Impairment Review” for further discussion.

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

	March 31, 2022	December 31, 2021

Fair Value	$2,258,765	$2,263,160
Carrying value	$2,257,654	$2,255,921

Other financial instruments — As of March 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the three months ended March 31, 2022 and 2021:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and BAM	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Other	3.00% of hard and soft construction costs
Entitlement	Other	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000

A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Property management	$1,968	$2,036
Asset management	$1,559	$1,547
Leasing	$81	$280
Construction management	$57	$279
Development management (1)	$566	$349
Entitlement	$55	$67
General, administrative and reimbursable expenses	$739	$585
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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Insurance expense (1)	$3,083	$3,192
__________
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of BAM ceased charging such fee. During the three months ended March 31, 2021, fees incurred for these services totaled $78 thousand. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $32 thousand during each of the three months ended March 31, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Lease income (1)	$3,610	$4,776
Parking revenue (1)	$247	$250
Rental property operating and maintenance expense (2)	$—	$111
Interest expense (3)(4)	$568	$496
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
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $89 thousand as of March 31, 2022 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.
(4)In February 2021, BAM purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two-year period at a fixed interest rate of 2.50%. The transaction was conducted on an arm’s length basis at fair market value. In September 2021, this CMBS was sold to Brookfield Asset Management Reinsurance Partners Ltd., an affiliate of BAM. During the three months ended March 31, 2022 and 2021, the Company incurred interest expense of $114 thousand and $47 thousand, respectively, on this CMBS.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 13—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of March 31, 2022:

Remainder of 2022	$116,385
2023	147,104
2024	133,152
2025	120,612
2026	108,712
2027	83,460
Thereafter	436,009
Total future minimum base rents	$1,145,434

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14—Commitments and Contingencies

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

Capital Commitments

As of March 31, 2022, the Company had $34.6 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of March 31, 2022, $29.1 million of our tenant-related commitments were expected to be paid during the remainder of 2022. Additionally, we had $0.2 million in construction-related commitments, mainly related to retention payable to contractors for the atrium redevelopment project at Wells Fargo Center as of March 31, 2022.

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

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially‑owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity wholly-owned by Brookfield Asset Management Inc. (“BAM”), a corporation under the Laws of Canada, and the primary vehicle through which BAM invests in real estate on a global basis.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA owns and manages six Class A office properties and a retail center, consisting of 7,580,113 rentable square feet in total. Additionally, Brookfield DTLA also has an indirect noncontrolling interest in an unconsolidated real estate joint venture that owns a multifamily residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies. The following table sets forth information regarding these eight properties as of March 31, 2022:

Name	Property Type	Rentable Square Feet	Ownership Percentage	Percentage Leased (1)	Weighted-Average Remaining Lease Term (Years) (2)

Bank of America Plaza (“BOA Plaza”)	Office (4)	1,405,428	100%	85.1%	6.4
Wells Fargo Center–North Tower	Office (4)	1,399,795	100%	83.5%	6.9
Gas Company Tower	Office (4)	1,345,163	100%	72.9%	5.5
EY Plaza	Office (4)	963,682	100%	78.8%	6.6
Wells Fargo Center–South Tower	Office (4)	1,124,960	100%	61.9%	5.1
777 Tower	Office (4)	1,024,835	100%	78.8%	4.0
FIGat7th	Retail	316,250	100%	88.9%	6.9
755 South Figueroa	Multifamily (3)	N/A	30.6%	N/A	N/A
Total		7,580,113		77.7%	5.9
(1)Represents properties’ leased square feet over total rentable square feet for executed leases as of March 31, 2022.
(2)Represents weighted-average of the period remaining (denominated in years) for executed lease as of March 31, 2022, excluding tenant lease extension options.
(3)Under development as of March 31, 2022.
(4)Classified as Class A office properties as they are centrally-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.

Brookfield DTLA primarily receives its income from lease income, including tenant reimbursements, generated from the operations of its office and retail properties, and to a lesser extent, revenue from its parking garages.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Current Period Highlights

COVID-19 Update

While we have seen continued improvement in our business during the first quarter of 2022 compared to the same period in 2021, the winter surge of COVID-19 infection fueled by the Omicron variant during December 2021 through January 2022 continued to bring uncertainty to our tenants’ return-to-office plans. Effective January 2022, well-fitting medical-grade mask, surgical mask or higher-level respirators must be worn by employees in Los Angeles County at all times while indoors at the worksite or facility. Although most masking requirements were eased by early March 2022 in Los Angeles County, businesses once again reconsidered and delayed their return-to-office plans. Due to the uncertainties posed to our office property tenants by the COVID-19 pandemic, during the three months ended March 31, 2022, adjustments of $0.1 million, compared to $0.2 million for the same period in 2021, were recognized to lower our office lease income related to certain leases where we determined that the collection of future lease payments was not probable. Retail tenants of our properties continued to benefit from higher visitor traffic since the re-opening of California’s economy in June 2021 (the “Reopening”). As such, the Company recorded favorable lease income adjustments of $0.3 million during the three months ended March 31, 2022, compared to adjustments of $0.5 million to lower our lease income during the same period in 2021.

While we cannot be certain as to the duration of the impact of COVID-19, we expect impacts of COVID-19 to continue affecting our financial results at least through the remaining of 2022, albeit modestly. The future impact of the pandemic on the demand for office space is unclear, as companies consider the repercussion of the pandemic on their business and their demand for labor while, at the same time, evaluate their space requirements in light of their current and projected headcount and the continued focus on social distancing and employees’ desire for more work-location flexibility. See “Risk Factors—The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus.” and “Risk Factors—We may be adversely affected by trends in the office real estate industry.” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 for additional information.

Leasing Activity

Following the Reopening, leasing activity improved with new and renewal leases totaling 104,879 square feet within our portfolio in the three months ended March 31, 2022, compared to 35,317 square feet for the same period in 2021, an increase of 197% year over year. Contractual expirations and early terminations of leases totaled 71,463 square feet during the three months ended March 31, 2022, compared to 149,207 square feet for the same period in 2021, a decrease of 52% year over year. As a result of the positive net absorption, leased space increased slightly from 77.6% during the three months ended March 31, 2021 to 77.7% for the same period in 2022. See “Leasing Activity” for details.

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

Expenditures for real estate improvements decreased from $5.6 million in the three months ended March 31, 2021 to $3.7 million for the same period in 2022, a decrease of $1.9 million or 34% year over year. This is mainly attributable to capital expenditures for a tenant improvement project of $4.3 million in EY Plaza that was completed in 2021. Such decrease was partially offset by increases in capital expenditures in 777 Tower, Wells Fargo Center and BOA Plaza as the economy continues to recover since the Reopening.

755 South Figueroa Development

The 755 South Figueroa multifamily site is held by an unconsolidated real estate joint venture in which the Company had an ownership interest of 30.6% as of March 31, 2022. As of the end of the first quarter of 2022, core concrete walls for the development site are complete, with the final pour completed in April 2022. Interior work started from level 4 through 39. Substantial completion is expected in the fourth quarter of 2022 and will accommodate 785 rental units, approximately 5,300 square feet of retail space and 800 parking spaces. As the development progresses towards the targeted completion in 2022, $64.1 million was capitalized as development cost during the three months ended March 31, 2022, compared to $27.6 million during the same period in 2021. As such, during the three months ended March 31, 2022, additional capital contributions of $13.2 million, compared to $8.8 million during the same period in 2021, were made by DTLA FP IV Holdings to fund development costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources

General

The following table presents the major sources of Brookfield DTLA’s liquidity as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$49,162	$38,901
Unused capital contribution commitments available on Series B preferred interest	10,848	21,178
Availability under secured debt to fund approved leasing costs	72,804	72,804
Total Liquidity	$132,814	$132,883

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

Brookfield DTLA’s primary liquidity sources and uses during the three months ended March 31, 2022 and 2021 are as follows:

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

As of March 31, 2022, the Company had $34.6 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of March 31, 2022, $29.1 million of our tenant-related commitments were expected to be paid during the remainder of 2022, relating mainly to tenant improvement works performed for a major tenant in the Wells Fargo Center–North Tower of $20.4 million.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2022 business plan, Brookfield DTLA projects spending approximately $448.4 million over the next five years consisting of $336.8 million for tenant improvements and landlord works, $96.2 million for leasing costs and $15.4 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, elevator modernization, replacement of transformers and boilers, and upgrades to emergency generators. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

See “Indebtedness” below for more information regarding future advance amounts available as of March 31, 2022 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Indebtedness

As of March 31, 2022, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of March 31, 2022 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$458,500	20%	4.03%	2 years
Variable-rate (1) (2)	1,805,796	80%	2.87%	3 years
Total secured debt	$2,264,296	100%	3.10%	3 years
__________
(1)As of March 31, 2022 and through the date of this Report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of March 31, 2022 and through the date of this Report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of March 31, 2022, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

The following table provides information with respect to Brookfield DTLA’s commitments as of March 31, 2022, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

Principal payments on secured debt (1)(2)	$—	$819,296	$675,000	$305,000	$465,000	$—	$2,264,296
Interest payments –
Fixed-rate debt (3)	14,109	16,803	11,025	—	—	—	41,937
Variable-rate debt (4)	39,590	48,725	32,912	24,509	1,732	—	147,468
	$53,699	$884,824	$718,937	$329,509	$466,732	$—	$2,453,701
__________
(1)BAM owns a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower, which matures in October 2023. See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 12—Related Party Transactions.”
(2)Based on the maturity dates after the impact of extension options that the Company controls, if applicable.
(3)Interest payments on fixed-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and contractual interest rates.
(4)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate (or, from 2023 onwards, its successor rate) in place on the debt as of March 31, 2022 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $1.4 million for the remainder of 2022 and $1.5 million for 2023.

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

Debt Compliance

As of March 31, 2022 and December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of March 31, 2022, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of March 31, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the three months ended March 31, 2022:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2021	5,855,604	77.2%
Contractual expirations and early terminations	(71,463)	(0.9)%
New leases	101,317	1.4%
Renewals	3,562	—%
Remeasurement adjustments	(77)	—%
Leased square feet as of March 31, 2022	5,888,943	77.7%

Lease contractual expirations and early terminations. The following table summarizes the large contractual expiries and early terminations at Brookfield DTLA’s properties during the three months ended March 31, 2022:

Tenant	Property	Leased Square Feet

The Capital Group Companies	Wells Fargo Center–South Tower	26,658
HyreCar Inc.	Wells Fargo Center–South Tower	11,839
Mindshow, Inc.	Wells Fargo Center–North Tower	5,829
Progressive Affordable Development, LLC	Gas Company Tower	5,673
Wilson Associates	Wells Fargo Center–South Tower	4,817
Aspen Insurance U.S. Services, Inc.	777 Tower	4,606
Charles Schwab & Co., Inc. (1)	Wells Fargo Center–South Tower	3,562
Total		62,984
(1)    All expired leased square feet were renewed during the three months ended March 31, 2022.

Improvement during the three months ended March 31, 2022 was mainly attributable to new leases as LACBD continued to recover from the COVID-19 pandemic. Many companies continued to consider the repercussion of the pandemic on their business and their demand for labor while, at the same time, evaluate their space requirements in light of their current and projected headcount and the continued focus on social distancing and employees’ desire for more work-location flexibility. We have ongoing interest and lease negotiations with existing tenants on lease renewals/extensions and expansion of space and continued negotiations with prospective tenants on leasing of space.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of March 31, 2022:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	85.1%	$35,575,753	$29.74
Wells Fargo Center–North Tower	1,399,795	18.5%	83.5%	35,634,666	30.50
Gas Company Tower	1,345,163	17.8%	72.9%	27,253,657	27.80
EY Plaza	963,682	12.7%	78.8%	22,176,911	29.19
FIGat7th	316,250	4.2%	88.9%	6,731,309	23.93
Wells Fargo Center–South Tower	1,124,960	14.8%	61.9%	20,687,199	29.73
777 Tower	1,024,835	13.5%	78.8%	22,820,869	28.26
	7,580,113	100.0%	77.7%	$170,880,364	$29.02
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2022. This amount reflects total base rent before any rent abatements as of March 31, 2022. Total abatements for executed leases as of March 31, 2022 for the twelve months ending March 31, 2023 are approximately $15.3 million, or $2.59 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of March 31, 2022.

Average asking net effective rents in the LACBD were essentially flat during the three months ended March 31, 2022. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of March 31, 2022, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2022	242,512	4.1%	$7,163,804	4.2%	$29.54	$29.54
2023	927,521	15.8%	24,310,325	14.2%	26.21	27.19
2024	542,525	9.2%	16,536,162	9.7%	30.48	32.30
2025	737,090	12.5%	22,245,376	13.0%	30.18	32.35
2026	571,174	9.7%	14,901,930	8.7%	26.09	29.53
2027	299,991	5.1%	9,161,725	5.4%	30.54	35.86
2028	114,648	1.9%	3,677,908	2.2%	32.08	40.14
2029	303,025	5.1%	9,866,494	5.8%	32.56	42.05
2030	329,006	5.6%	10,133,385	5.9%	30.80	39.86
2031	308,309	5.2%	9,166,027	5.4%	29.73	39.73
Thereafter	1,513,142	25.8%	43,717,228	25.5%	28.89	42.40
Total expiring leases	5,888,943	100.0%	$170,880,364	100.0%	$29.02	$35.36
Currently available	1,691,170
Total rentable square feet	7,580,113
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of March 31, 2022. This amount reflects total base rent before any rent abatements as of March 31, 2022. Total abatements for executed leases as of March 31, 2022 for the twelve months ending March 31, 2023 are approximately $15.3 million, or $2.59 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of March 31, 2022.
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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Three Months Ended		Dollar Change
	March 31,
	2022	2021

Net cash provided by operating activities	$14,776	$23,848	$(9,072)
Net cash used in investing activities	$(5,104)	$(13,674)	$8,570
Net cash used in financing activities	$(10,224)	$(14,052)	$3,828

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the leasing activity of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants, (4) changes in working capital, and (5) interest payments. The decrease in cash provided by operating activities is primarily attributable to cash outflows from working capital changes by $10.0 million and increase in rental property operating and maintenance expense by $2.4 million, reflecting the increase in physical occupancy. Working capital changes are subject to variability period over period as a result of timing differences, including with respect to the collection of tenant receivables and payments of accounts and tenant payables. The cash outflows were partially offset by decreases in interest payments on secured debt by $1.4 million and increase in cash lease revenue by $1.2 million.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures and tenant improvement activities for its properties. The decrease in net cash used in investing activities was mainly due to decreases in tenant improvement expenditures by $5.4 million, following the substantial completion of tenant improvement projects for a major tenant at the EY Plaza during the three months ended March 31, 2021, as well as decreases in capital expenditures by $3.5 million, as the majority of food vendor space construction at Wells Fargo Center’s atrium was completed in 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. During the three months ended March 31, 2022, net proceeds from the issuance of Series B preferred interest of $10.3 million was the main source of cash provided by financing activities. Cash outflows were mainly driven by repurchases of and distributions to Series B preferred interest, using the excess operating cash flows generated from properties. In comparison, during the same period in 2021, net proceeds from the refinancing of the loans secured by the Gas Company Tower were the main source of cash provided by financing activities. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. As Brookfield DTLA had excess cash from operating activities generated from properties, it repurchased $16.2 million of the Series B preferred interest and made distribution of $4.2 million to the Series B preferred interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

Comparison of the Three Months Ended March 31, 2022 to March 31, 2021

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	March 31,
	2022	2021

Revenue:
Lease income	$65.1	$64.2	$0.9	1%
Parking	6.5	5.2	1.3	25%
Interest and other	0.3	0.3	—	—%
Total revenue	71.9	69.7	2.2	3%

Expenses:
Rental property operating and maintenance	24.2	21.8	2.4	11%
Real estate taxes	9.9	10.0	(0.1)	(1)%
Parking	2.4	1.6	0.8	50%
Other expenses	2.5	3.4	(0.9)	(26)%
Depreciation and amortization	25.3	27.0	(1.7)	(6)%
Interest	18.4	23.8	(5.4)	(23)%
Total expenses	82.7	87.6	(4.9)	(6)%

Other Income:
Equity in earning of unconsolidated real estate joint venture	0.2	0.2	—	—%
Total other income	0.2	0.2	—	—%

Net loss	$(10.6)	$(17.7)	$7.1	(40)%

Parking revenue and expense

Parking revenue includes monthly and transient parking income. Increase in parking revenue and expense during the three months ended March 31, 2022 was mainly due to higher physical occupancy resulting from the ongoing recovery from the COVID-19 pandemic as discussed above.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Rental Property Operating and Maintenance Expense

Rental property operating and maintenance expense mainly includes janitorial, repairs and maintenance, utilities, insurance, and various other recurring expenses. With the higher physical occupancy since the Reopening in June 2021, rental property operating and maintenance expense increased.

Interest Expense

Interest expense mainly represents interest expense on secured debt and loss on early extinguishment of debt. Decrease in interest expense during the three months ended March 31, 2022 was mainly due to the nonrecurring loss on early extinguishment of debt of $4.6 million recorded during the three months ended March 31, 2021 for prepayment premium and debt yield maintenance fee charged on refinancing of loans secured by Gas Company Tower in February 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Related Party Transactions

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 12—Related Party Transactions” of this Quarterly Report on Form 10-Q.

Litigation

See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Please refer to Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 for a discussion of our critical accounting policies for the year ended December 31, 2021.

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of use of estimates, impairment review of investments in real estate and unconsolidated real estate joint venture, and collectibility assessment on rents, deferred rents and other receivables during the three months ended March 31, 2022.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the three months ended March 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 for a discussion regarding our exposure to market risk. Our exposure to market risk has not changed materially since year end 2021.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the Shutdown. We are continually monitoring and assessing the impact of the Shutdown on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors included in Part I, “Item IA. Risk Factors” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of April 30, 2022, the cumulative amount of unpaid dividends totaled $228.5 million.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated May 12, 2022
31.2	Certification of Principal Financial Officer dated May 12, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Principal Executive Officer and Principal Financial Officer dated
May 12, 2022 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date: As of May 12, 2022

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)