Form 10-Q
period 2022-06-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2022-08-11
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 5, 2022, none of the registrant’s common stock was traded on any public market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2022	December 31, 2021

ASSETS
Investments in Real Estate:
Land	$222,555	$222,555
Buildings and improvements	2,309,851	2,308,836
Tenant improvements	433,508	418,460
Investments in real estate, gross	2,965,914	2,949,851
Less: accumulated depreciation	624,457	580,403
Investments in real estate, net	2,341,457	2,369,448
Investment in unconsolidated real estate joint venture	43,782	43,191
Cash and cash equivalents	26,100	38,901
Restricted cash	41,769	49,322
Rents, deferred rents and other receivables, net	128,278	125,625
Intangible assets, net	13,462	16,023
Deferred charges, net	56,439	57,529
Due from affiliates	7,716	10,062
Prepaid and other assets, net	6,592	12,377
Total assets	$2,665,595	$2,722,478

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,259,417	$2,255,921
Accounts payable and other liabilities	68,196	77,612
Due to affiliates	2,091	1,782
Intangible liabilities, net	3,653	4,455
Total liabilities	2,333,357	2,339,770

Commitments and Contingencies (See Note 14)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	June 30, 2022	December 31, 2021

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of June 30, 2022 and December 31, 2021	$474,851	$465,577
Noncontrolling Interests:
Series A-1 preferred interest	461,060	452,454
Senior participating preferred interest	20,240	21,191
Series B preferred interest	157,432	177,290
Total mezzanine equity	1,113,583	1,116,512

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	203,869	203,369
Accumulated deficit	(898,708)	(865,927)
Noncontrolling interests	(86,506)	(71,246)
Total stockholders’ deficit	(781,345)	(733,804)
Total liabilities and deficit	$2,665,595	$2,722,478

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue:
Lease income	$65,393	$62,737	$130,522	$126,975
Parking	7,994	6,183	14,542	11,371
Interest and other	335	290	679	556
Total revenue	73,722	69,210	145,743	138,902

Expenses:
Rental property operating and maintenance	25,744	23,224	49,898	44,999
Real estate taxes	9,859	10,040	19,714	20,080
Parking	2,558	1,879	4,931	3,466
Other expenses	1,345	2,549	3,804	5,969
Depreciation and amortization	25,801	26,638	51,148	53,660
Interest	21,304	18,595	39,747	42,376
Total expenses	86,611	82,925	169,242	170,550

Other Income:
Equity in earning of unconsolidated real estate joint venture	378	97	591	296
Total other income	378	97	591	296
Net loss	(12,511)	(13,618)	(22,908)	(31,352)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,302	8,606	8,605
Senior participating preferred interest redemption measurement adjustment	142	299	(59)	900
Series B preferred interest returns	3,562	4,146	7,312	8,428
Series B common interest – allocation of net (loss) income	(12,196)	(6,669)	(15,260)	8,535
Net loss attributable to Brookfield DTLA	(8,322)	(15,696)	(23,507)	(57,820)
Series A preferred stock dividends	4,637	4,638	9,274	9,275
Net loss attributable to common interest holders of Brookfield DTLA	$(12,959)	$(20,334)	$(32,781)	$(67,095)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2021	1,000	$—	$203,369	$(865,927)	$(71,246)	$(733,804)
Net (loss) income				(15,185)	4,788	(10,397)
Contributions			500			500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(7,852)	(12,489)
Balance, March 31, 2022	1,000	—	203,869	(885,749)	(74,310)	(756,190)
Net loss				(8,322)	(4,189)	(12,511)
Contributions			—			—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(8,007)	(12,644)
Balance, June 30, 2022	1,000	$—	$203,869	$(898,708)	$(86,506)	$(781,345)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2020	1,000	$—	$202,369	$(726,369)	$(104,440)	$(628,440)
Net (loss) income				(42,124)	24,390	(17,734)
Contributions			—			—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(9,186)	(13,823)
Balance, March 31, 2021	1,000	—	202,369	(773,130)	(89,236)	(659,997)
Net (loss) income				(15,696)	2,078	(13,618)
Contributions			500			500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,638)	(8,747)	(13,385)
Balance, June 30, 2021	1,000	$—	$202,869	$(793,464)	$(95,905)	$(686,500)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(22,908)	$(31,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,148	53,660
Equity in earning of unconsolidated real estate joint venture	(591)	(296)
(Recovery) write-off of lease receivables previously deemed uncollectible	(335)	576
Amortization of acquired below-market leases, net of acquired above-market leases	(73)	158
Straight-line rent amortization	(1,168)	(1,027)
Amortization of tenant inducements	1,175	1,603
Amortization and write-off of debt financing costs	3,496	3,956
Loss on early extinguishment of debt	—	4,575
Unrealized gain on interest rate cap contracts	(372)	(15)
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(766)	4,444
Deferred charges, net	(3,663)	(1,647)
Due from affiliates	794	1,261
Prepaid and other assets, net	6,115	6,410
Accounts payable and other liabilities	(5,445)	787
Due to affiliates	309	37
Net cash provided by operating activities	27,716	43,130
Cash flows from investing activities:
Expenditures for real estate improvements	(20,508)	(18,401)
Net cash used in investing activities	(20,508)	(18,401)
Cash flows from financing activities:
Proceeds from secured debt	—	465,000
Principal payments on secured debt	—	(450,000)
Proceeds from Series B preferred interest	10,330	6,000
Proceeds from senior participating preferred interest	125	171
Distributions to Series B preferred interest	(6,264)	(8,527)
Repurchases of Series B preferred interest	(31,236)	(27,273)
Distributions to senior participating preferred interest	(1,017)	(546)
Contributions to additional paid-in capital	500	500
Purchase of interest rate cap contracts	—	(62)
Payment for early extinguishment of debt	—	(4,575)
Debt financing costs paid	—	(6,544)
Net cash used in financing activities	(27,562)	(25,856)
Net change in cash, cash equivalents and restricted cash	(20,354)	(1,127)
Cash, cash equivalents and restricted cash at beginning of period	88,223	83,483
Cash, cash equivalents and restricted cash at end of period	$67,869	$82,356

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Six Months Ended
	June 30,
	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,449	$33,306
Cash paid for income taxes	$34	$1,851

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$15,717	$8,699

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021

Cash and cash equivalents at beginning of period	$38,901	$37,394
Restricted cash at beginning of period	49,322	46,089
Cash, cash equivalents and restricted cash at beginning of period	$88,223	$83,483

Cash and cash equivalents at end of period	$26,100	$34,491
Restricted cash at end of period	41,769	47,865
Cash, cash equivalents and restricted cash at end of period	$67,869	$82,356

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

As of June 30, 2022 and December 31, 2021, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

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

The consolidated balance sheets as of June 30, 2022 and December 31, 2021 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated in consolidation as of June 30, 2022 and December 31, 2021, and for each of the three and six months ended June 30, 2022 and 2021.

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

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of June 30, 2022, these consolidated VIEs had in aggregate total consolidated assets of $2.6 billion (of which $2.3 billion is related to investments in real estate) and total consolidated liabilities of $2.3 billion (of which $2.3 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture, Brookfield DTLA Fund Properties IV LLC (“Fund IV”), with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the investee’s earnings or losses, distributions received (if any), and other-than-temporary impairments. As of June 30, 2022, the Company’s ownership interest in the joint venture was 27.6%, a decrease from 33.6% as of December 31, 2021 as a result of additional capital contributed by DTLA FP IV Holdings to the joint venture during the six months ended June 30, 2022.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impact of COVID-19 pandemic

While we have seen slow improvement in our business during the first half of 2022 compared to the same period in 2021, leasing activity and physical occupancy in the LACBD has not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but being more selective in making real estate decisions. Relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. Retail tenants have continued to benefit from higher visitor traffic since COVID mandates throughout California were lifted in June 2021 (the “Reopening”) but short of pre-pandemic levels. Overall, there were no material adjustments to our office and retail lease income during each of the three and six months ended June 30, 2022 and 2021.

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

Impairment Review

Investments in long-lived assets, including our investments in real estate, are individually reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a “triggering event” or an “impairment indicator.” Indicators of potential impairment include the following:
•Change in strategy resulting in an increased or decreased holding period;
•Lower stabilized occupancy levels;
•Deterioration of the rental market as evidenced by rent decreases, record-high capital expense obligations, and/or elevated concessions such as tenant improvement, over numerous quarters;
•Properties with recent impairment issues that are adjacent to or located in the same submarket;
•Significant decrease in properties’ market price;
•Tenant financial problems; and/or
•Comparable market barriers of competitors in the same submarket.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, leasing activity statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. Based on its review, management concluded that none of Brookfield DTLA’s real estate properties were impaired during each of the three and six months ended June 30, 2022 and 2021.

The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other than temporary. Triggering events or impairment indicators for the Company’s unconsolidated real estate joint venture include its recurring operating losses, and other events such as significant changes in construction costs, estimated completion dates, intended holding periods, and other factors related to 755 South Figueroa development. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of June 30, 2022 and December 31, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, and reasonable and supportable forecasts of future economic conditions. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. As the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a recovery of lease income totaling $0.2 million and $0.3 million, respectively, during the three and six months ended June 30, 2022, compared to a reduction totaling $0.6 million during the six months ended June 30, 2021. No material collectibility adjustments were made to our lease income during the three months ended June 30, 2021.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. During the three and six months ended June 30, 2022, the Company’s various TRS reversed income tax expenses of $286 thousand and $49 thousand, respectively, compared to accrual of income tax expenses of $629 thousand and $1.6 million, respectively, during the three and six months ended June 30, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3—Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. The guidance is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company adopted ASU 2020-04 and ASU 2021-01 on a prospective basis on January 1, 2022. At the time of adoption, the guidance did not have a material impact on the Company’s consolidated financial statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

Accounting Pronouncements Issued But Not Yet Adopted

The Company does not anticipate any recently issued accounting standards pronouncements to have a significant impact on the consolidated financial position or results of operations in these or future consolidated financial statements.

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	June 30, 2022	December 31, 2021

Straight-line and other deferred rents	$111,633	$108,913
Tenant inducements receivable	28,908	28,445
Tenant receivables	3,456	3,316
Other receivables	867	362
Rents, deferred rents and other receivables, gross	144,864	141,036
Less: accumulated amortization of tenant inducements	16,586	15,411
Rents, deferred rents and other receivables, net	$128,278	$125,625

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the three and six months ended June 30, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	June 30, 2022	December 31, 2021

Intangible Assets
In-place leases	$41,422	$41,422
Tenant relationships	6,432	6,432
Above-market leases	16,734	16,734
Intangible assets, gross	64,588	64,588
Less: accumulated amortization	51,126	48,565
Intangible assets, net	$13,462	$16,023

Intangible Liabilities
Below-market leases	$33,416	$33,416
Less: accumulated amortization	29,763	28,961
Intangible liabilities, net	$3,653	$4,455

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Lease income	$58	$(48)	$73	$(158)
Depreciation and amortization expense	$916	$1,066	$1,832	$2,167

As of June 30, 2022, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2022	$1,368	$1,090	$720
2023	1,947	1,933	776
2024	1,091	1,849	277
2025	951	1,180	262
2026	580	440	244
2027	115	—	153
Thereafter	918	—	1,221
Total future amortization/accretion of intangibles	$6,970	$6,492	$3,653

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows:

	Maturity Date (1)	Contractual Interest Rates	Principal Amount as of
			June 30, 2022	December 31, 2021
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 1.65%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 4.00%	65,000	65,000
Wells Fargo Center–North Tower (2)(3)	10/9/2023	LIBOR + 5.00%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2023	LIBOR + 1.80%	260,796	260,796
777 Tower (5)	10/31/2024	LIBOR + 1.60%	231,842	231,842
777 Tower (6)	10/31/2024	LIBOR + 4.15%	43,158	43,158
EY Plaza (7)	10/9/2025	LIBOR + 2.86%	275,000	275,000
EY Plaza (7)	10/9/2025	LIBOR + 6.85%	30,000	30,000
Gas Company Tower (7)	2/9/2026	LIBOR + 1.89%	350,000	350,000
Gas Company Tower (7)	2/9/2026	LIBOR + 5.00%	65,000	65,000
Gas Company Tower (7)	2/9/2026	LIBOR + 7.75%	50,000	50,000
Total variable-rate loans			1,805,796	1,805,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			458,500	458,500

Total secured debt			2,264,296	2,264,296
Less: unamortized debt financing costs			4,879	8,375
Total secured debt, net			$2,259,417	$2,255,921
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of June 30, 2022 and December 31, 2021, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 2.57%.
(3)BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 12—“Related Party Transactions.”
(4)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.63%. As of June 30, 2022, a future advance amount of $29.2 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(5)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of June 30, 2022, a future advance amount of $36.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.
(6)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of June 30, 2022, a future advance amount of $6.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(7)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The weighted average interest rate of the Company’s secured debt was 3.81% and 2.91% as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the weighted average term to maturity of our debt (after the impact of extension options that the Company controls, if applicable) was approximately two years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of June 30, 2022:

2023	$819,296
2024	675,000
2025	305,000
2026	465,000
Total secured debt	$2,264,296

As of June 30, 2022, $1,805.8 million of the Company’s secured debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements) and $58.5 million may be prepaid with prepayment penalties.

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

Debt Compliance

As of June 30, 2022 and December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of June 30, 2022, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of June 30, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

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

We have outstanding variable debt and interest rate cap contracts that are indexed to LIBOR. The Company is currently in the process of identifying its LIBOR-based contracts that will be impacted by the cessation of LIBOR and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. As of June 30, 2022, all of the Company’s variable debt contracts contain fallback languages that lay out the process through which a replacement rate can be identified or used when LIBOR is not available.

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

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	June 30, 2022	December 31, 2021

Tenant improvements and inducements payable	$26,958	$32,973
Unearned rent and tenant payables	27,924	31,249
Accrued capital expenditures and leasing commissions	9,070	7,422
Accrued expenses and other liabilities	4,244	5,968
Accounts payable and other liabilities	$68,196	$77,612

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. As of June 30, 2022 and December 31, 2021, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Series B Preferred Interest. Pursuant to the Limited Liability Company Agreement of Fund II and the First Amendment to the Limited Liability Company Agreement of Fund II, DTLA Holdings made a commitment to contribute up to $310.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. Effective May 2022, pursuant to the Second Amendment to the Limited Liability Company Agreement of Fund II, such contribution commitment by DTLA Holdings increased by $40.0 million to $350.0 million. As of June 30, 2022, $50.8 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is effectively senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, effectively rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2021	9,730,370	$465,577	$452,454	$21,191	$177,290	$1,116,512
Issuance of Series B preferred interest					10,330	10,330
Dividends		4,637				4,637
Preferred returns			4,303		3,750	8,053
Redemption measurement adjustments				(201)		(201)
Contributions from noncontrolling interests				125		125
Repurchases of noncontrolling interests					(15,795)	(15,795)
Distributions to noncontrolling interests				(379)	(5,005)	(5,384)
Balance, March 31, 2022	9,730,370	470,214	456,757	20,736	170,570	1,118,277
Issuance of Series B preferred interest					—	—
Dividends		4,637				4,637
Preferred returns			4,303		3,562	7,865
Redemption measurement adjustments				142		142
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(15,441)	(15,441)
Distributions to noncontrolling interests				(638)	(1,259)	(1,897)
Balance, June 30, 2022	9,730,370	$474,851	$461,060	$20,240	$157,432	$1,113,583

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2020	9,730,370	$447,028	$435,242	$20,413	$198,827	$1,101,510
Issuance of Series B preferred interest					2,600	2,600
Dividends		4,637				4,637
Preferred returns			4,303		4,282	8,585
Redemption measurement adjustments				601		601
Contributions from noncontrolling interests				171		171
Repurchases of noncontrolling interests					(16,156)	(16,156)
Distributions to noncontrolling interests				(242)	(4,244)	(4,486)
Balance, March 31, 2021	9,730,370	451,665	439,545	20,943	185,309	1,097,462
Issuance of Series B preferred interest					3,400	3,400
Dividends		4,638				4,638
Preferred returns			4,302		4,146	8,448
Redemption measurement adjustments				299		299
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(11,117)	(11,117)
Distributions to noncontrolling interests				(304)	(4,283)	(4,587)
Balance, June 30, 2021	9,730,370	$456,303	$443,847	$20,938	$177,455	$1,098,543

During the three and six months ended June 30, 2022 and 2021, net repurchases of and distributions to noncontrolling interests were made using the excess operating cash flows generated from properties.

Series A Preferred Stock

As of June 30, 2022, the Series A preferred stock is reported at its redemption value of $474.9 million calculated using the redemption price of $243.3 million plus $231.6 million of accumulated and unpaid dividends on such Series A preferred stock through June 30, 2022.

No dividends were declared on the Series A preferred stock during the three and six months ended June 30, 2022 and 2021. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

Series A-1 Preferred Interest

As of June 30, 2022, the Series A-1 preferred interest is reported at its redemption value of $461.1 million calculated using its liquidation value of $225.7 million plus $235.3 million of unpaid interest through June 30, 2022. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of June 30, 2022, the senior participating preferred interest is reported at its redemption value of $20.2 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of June 30, 2022, the Series B preferred interest is reported at its redemption value of $157.4 million calculated using its liquidation value of $153.9 million plus $3.6 million of unpaid preferred returns on such Series B preferred interest through June 30, 2022. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of June 30, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10—Financial Instruments

Derivative Financial Instruments

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of June 30, 2022:

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
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	June 30, 2022	December 31, 2021

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$418	$46

Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the three and six months ended June 30, 2022 and 2021 were de minimis.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three and six months ended June 30, 2022 and 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Recurring Measurements—

The fair value of interest rate cap contracts was $418 thousand and $46 thousand as of June 30, 2022 and December 31, 2021, respectively. The Company classified them as Level 2 in the fair value hierarchy.

Nonrecurring Measurements—

As of June 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation —Impairment Review” for further discussion.

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

	June 30, 2022	December 31, 2021

Fair Value	$2,253,544	$2,263,160
Carrying value	$2,259,417	$2,255,921

Other financial instruments — As of June 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the three and six months ended June 30, 2022 and 2021:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and BAM	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Other	3.00% of hard and soft construction costs
Entitlement	Other	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000

A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Property management	$2,007	$1,946	$3,975	$3,982
Asset management	$1,571	$1,533	$3,130	$3,080
Leasing	$584	$223	$665	$503
Construction management	$81	$(146)	$138	$133
Development management (1)	$401	$357	$967	$706
Entitlement	$16	$142	$71	$209
General, administrative and reimbursable expenses	$1,002	$635	$1,740	$1,220
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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Insurance expense (1)	$3,082	$3,199	$6,165	$6,391
__________
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of BAM ceased charging such fee. During the three and six months ended June 30, 2021, fees incurred for these services totaled $76 thousand and $154 thousand, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $32 thousand and $64 thousand, respectively, during each of the three and six months ended June 30, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Lease income (1)	$3,475	$4,189	$7,085	$8,965
Parking revenue (1)	$247	$246	$494	$496
Rental property operating and maintenance expense (2)	$—	$149	$—	$260
Interest expense (3)(4)	$626	$565	$1,194	$1,060
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
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $105 thousand as of June 30, 2022 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.
(4)In February 2021, BAM purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two-year period at a fixed interest rate of 2.50%. The transaction was conducted on an arm’s length basis at fair market value. In September 2021, this CMBS was sold to Brookfield Asset Management Reinsurance Partners Ltd., an affiliate of BAM. During the three and six months ended June 30, 2022, the Company incurred interest expense of $115 thousand and $229 thousand, respectively, on this CMBS, compared to $114 thousand and $162 thousand, respectively, during the three and six months ended June 30, 2021.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of June 30, 2022:

Remainder of 2022	$77,652
2023	150,493
2024	142,623
2025	128,996
2026	114,447
2027	87,043
Thereafter	457,841
Total future minimum base rents	$1,159,095

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Capital Commitments

As of June 30, 2022, the Company had $32.4 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of June 30, 2022, $26.9 million of our tenant-related commitments were expected to be paid during the remainder of 2022.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA owns and manages six Class A office properties and a retail center, consisting of 7,580,113 rentable square feet in total. Additionally, Brookfield DTLA also has an indirect noncontrolling interest in an unconsolidated real estate joint venture that owns a multifamily residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies. The following table sets forth information regarding these eight properties as of June 30, 2022:

Name	Property Type	Rentable Square Feet	Ownership Percentage	Percentage Leased (1)	Weighted-Average Remaining Lease Term (Years) (2)

Bank of America Plaza (“BOA Plaza”)	Office (4)	1,405,428	100%	85.0%	6.2
Wells Fargo Center–North Tower	Office (4)	1,399,795	100%	84.7%	7.4
Gas Company Tower	Office (4)	1,345,163	100%	72.9%	5.3
EY Plaza	Office (4)	963,682	100%	77.0%	6.8
Wells Fargo Center–South Tower	Office (4)	1,124,960	100%	64.8%	5.1
777 Tower	Office (4)	1,024,835	100%	80.5%	3.9
FIGat7th	Retail	316,250	100%	88.9%	6.6
755 South Figueroa	Multifamily (3)	N/A	27.6%	N/A	N/A
Total		7,580,113		78.3%	5.9
(1)Represents properties’ leased square feet over total rentable square feet for executed leases as of June 30, 2022.
(2)Represents weighted-average of the period remaining (denominated in years) for executed lease as of June 30, 2022, excluding tenant lease extension options.
(3)Under development as of June 30, 2022.
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Current Period Highlights

Leasing Market and COVID-19 Pandemic Update

While we have seen slow improvement in our business during the first half of 2022 compared to the same period in 2021, leasing activity and physical occupancy in the LACBD has not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but being more selective in making real estate decisions. Relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. Retail tenants have continued to benefit from higher visitor traffic since COVID mandates throughout California were lifted in June 2021 (the “Reopening”) but short of pre-pandemic levels. Overall, there were no material adjustments to our office and retail lease income during each of the three and six months ended June 30, 2022 and 2021.

While we cannot be certain as to the duration of the impact of COVID-19, we expect impacts of COVID-19 to continue affecting our financial results and the LACBD Class A office leasing market in general. The future impact of the pandemic on the demand for office space is unknown, as companies consider the evolving business environment and labor requirements to evaluate their future space demands in light of their current and projected headcount and the increased desire for more work-location flexibility. In addition, during the second quarter of 2022, uncertainty in the overall economy has returned due to the Federal Reserve raising interest rates to fight inflation. With the Los Angeles regional economy operating in a post-pandemic environment, the labor market remains historically tight and regional unemployment is back to pre-pandemic levels. While these strong underlying fundamentals would normally result in higher leasing activity and decreased availability, the continued widespread adoption of hybrid workspace strategies and uncertainty in the overall economy may suppress the Los Angeles office demand and remain a tenant-favorable market for the foreseeable future. As interest rates continue to increase, a slowdown in economic growth could be seen in the near-term which could adversely affect leasing activity and result in rising availability levels again. See “Risk Factors—The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus.” and “Risk Factors—We may be adversely affected by trends in the office real estate industry.” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 for additional information.

Leasing Activity

Following the Reopening, leasing activity improved with new and renewal leases totaling 419,345 square feet within our portfolio in the six months ended June 30, 2022, compared to 107,277 square feet for the same period in 2021, an increase of 291% year over year. Contractual expirations and early terminations of leases totaled 337,181 square feet during the six months ended June 30, 2022, compared to 185,731 square feet for the same period in 2021, an increase of 82% year over year. As a result of the positive net absorption, leased space increased slightly from 78.1% during the six months ended June 30, 2021 to 78.3% for the same period in 2022. See “Leasing Activity” for details.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Capital Improvements

The atrium development project at Wells Fargo Center was completed in 2020 and the construction of the various food vendor spaces is in progress with openings starting in the second quarter of 2021 and expected to be completed in 2023.

Expenditures for real estate improvements increased from $8.7 million in the six months ended June 30, 2021 to $16.1 million for the same period in 2022, an increase of $7.4 million or 85% year over year, mainly in Wells Fargo Center and 777 Tower as the economy continues to recover since the Reopening.

755 South Figueroa Development

The 755 South Figueroa multifamily site is held by an unconsolidated real estate joint venture in which the Company had an ownership interest of 27.6% as of June 30, 2022. In April 2022, vertical concrete construction for the development site was completed and a ceremony for the topping out of the project was held with the residential building officially named “Beaudry”. Interior work continued from level 4 through 39. Substantial completion is expected in the first quarter of 2023 and will accommodate 785 residential rental units, approximately 5,300 square feet of retail space and 800 parking spaces. As the development progresses towards the targeted completion by the first quarter of 2023, $57.9 million and $122.0 million was capitalized as development cost during the three and six months ended June 30, 2022, respectively, compared to $29.7 million and $57.3 million during the three and six months ended June 30, 2021, respectively. As such, during the three and six months ended June 30, 2022, additional capital contributions of $16.0 million and $29.2 million, respectively, compared to $5.0 million and $13.8 million during the three and six months ended June 30, 2021, respectively, were made by DTLA FP IV Holdings to fund development costs.

Liquidity and Capital Resources

General

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities without issuing additional debt or equity, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease, or that it will not increase, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. Given the uncertainty in the economy and financial markets created by the continued rise in interest rates in the near future, management believes that access to liquidity may be challenging and is planning accordingly. We are also working to proactively address challenges to our long-term liquidity position, including assessing early renewals to debt maturities and re-assessing future leasing costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to meet our near-term liquidity needs:

•Unrestricted and restricted cash; see “Unrestricted and Restricted Cash”;
•Cash generated from operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities” ;
•Potential asset dispositions;
•Proceeds from additional secured debt financings, see “Indebtedness”; and
•Contributions from noncontrolling interests, see “Discussion of Consolidated Cash Flows — Financing Activities”

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current rising interest rate environment). While we believe that we will have adequate cash for our near-term uses, if we are unable to generate adequate cash from these sources, we will have liquidity-related shortfalls and will be exposed to significant risks.

The following are our uses of liquidity, which represents our near- and long- term liquidity needs:

•Cash used in operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities”;
•Capital expenditures and leasing costs, see “Capital Expenditures and Leasing Costs”;
•Payments in connection with secured debt, see “Indebtedness”; and
•Distributions to noncontrolling interests, see “Discussion of Consolidated Cash Flows — Financing Activities”.

As of June 30, 2022, the Company had $2.3 billion of total consolidated debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service interest on our debt. As our debt matures between 2023 and 2026, with $819.3 million due by the end of 2023, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. Because of our limited unrestricted cash when compared with the significant debt balances, upcoming debt maturities present cash obligations that the property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or engage in negotiations with loan servicers to modify loans or may default upon such loans. Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancings will likely require increased fees. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Unrestricted and Restricted Cash

A summary of our cash position is as follows:

	June 30, 2022	December 31, 2021
Restricted cash:
Leasing costs, tenant improvements and capital expenditure reserves	$9,066	$23,511
Tax and insurance reserves	11,215	7,881
Other working capital reserves	8,955	10,117
Cash sweep reserves	12,533	7,813
Total restricted cash	$41,769	$49,322
Unrestricted cash and cash equivalents	$26,100	$38,901
Total restricted cash and unrestricted cash and cash equivalents	$67,869	$88,223

The leasing costs, tenant improvements and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our mortgage loan agreements. The other working capital reserves mainly include reserves for free rent and discounted parking. The cash sweep reserves represent cash accounts controlled by loan administrative agents or lenders pursuant to cash sweep events associated with the loans secured by the Wells Fargo Center–North Tower and South Tower. See Indebtedness” below for more information regarding the cash sweep events.

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

As of June 30, 2022, the Company had $32.4 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of June 30, 2022, $26.9 million of our tenant-related commitments were expected to be paid during the remainder of 2022, relating mainly to tenant improvement works performed for a major tenant in the Wells Fargo Center–North Tower of $20.4 million.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2022 business plan, Brookfield DTLA projects spending approximately $433.9 million over the next five years consisting of $324.9 million for tenant improvements and landlord works, $94.2 million for leasing costs and $14.9 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, elevator modernization, replacement of transformers and boilers, and upgrades to emergency generators. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
See “Indebtedness” below for more information regarding future advance amounts available as of June 30, 2022 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

Indebtedness

As of June 30, 2022, Brookfield DTLA’s debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our debt as of June 30, 2022 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$458,500	20%	4.03%	2 years
Variable-rate (1) (2)	1,805,796	80%	3.75%	2 years
Total secured debt	$2,264,296	100%	3.81%	2 years
__________
(1)As of June 30, 2022 and through the date of this Report, a future advance amount of $29.2 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of June 30, 2022 and through the date of this Report, a future advance amount of $43.6 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of June 30, 2022, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table provides information with respect to Brookfield DTLA’s commitments as of June 30, 2022, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

Principal payments on secured debt (1)(2)	$—	$819,296	$675,000	$305,000	$465,000	$—	$2,264,296
Interest payments –
Fixed-rate debt (3)	9,440	16,803	11,025	—	—	—	37,268
Variable-rate debt (4)	34,655	63,513	41,876	31,095	2,210	—	173,349
	$44,095	$899,612	$727,901	$336,095	$467,210	$—	$2,474,913
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
(4)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate (or, from 2023 onwards, its successor rate) in place on the debt as of June 30, 2022 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $1.1 million for the remainder of 2022 and $1.7 million for 2023.

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

Debt Compliance

As of June 30, 2022 and December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of June 30, 2022, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of June 30, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the six months ended June 30, 2022:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2021	5,855,604	77.2%
Contractual expirations and early terminations	(337,181)	(4.5)%
New leases	218,068	2.9%
Renewals	201,277	2.7%
Remeasurement adjustments	(77)	—%
Leased square feet as of June 30, 2022	5,937,691	78.3%

Lease contractual expirations and early terminations. The following table summarizes the large contractual expiries and early terminations at Brookfield DTLA’s properties during the six months ended June 30, 2022:

Tenant	Property	Leased Square Feet

Wells Fargo Bank National Association (1)	Wells Fargo Center–North Tower	134,814
City Storage Systems (2)	777 Tower	44,958
The Capital Group Companies	Wells Fargo Center–South Tower	26,658
HSBC Bank USA National Association	EY Plaza	20,523
DBS Bank	EY Plaza	16,955
HyreCar Inc.	Wells Fargo Center–South Tower	11,839
Mindshow, Inc.	Wells Fargo Center–North Tower	5,829
Progressive Affordable Development, LLC	Gas Company Tower	5,673
Wilson Associates	Wells Fargo Center–South Tower	4,817
Aspen Insurance U.S. Services, Inc.	777 Tower	4,606
Charles Schwab & Co., Inc. (1)	Wells Fargo Center–South Tower	3,562
Total		280,234
(1)    All expired leased square feet were renewed during the six months ended June 30, 2022.
(2)    Out of the expired 44,958 square feet, 39,291 square feet were renewed during the six months ended June 30, 2022.

Improvement during the six months ended June 30, 2022 was mainly attributable to new and renewed leases as LACBD continued to recover from the COVID-19 pandemic. Many companies consider the evolving business environment and labor requirements to evaluate their future space demands in light of their current and projected headcount and the increased desire for more work-location flexibility. Tenants are seeking higher quality spaces modernized with new amenities that are more inviting and collaborative. Landlords are curating premier tenant experiences to better align with an active work environment, leveraging diverse food and beverage options with hospitality-focused tenant engagement services. Lease concessions, particularly tenant improvement allowances, continue to remain high as landlords continued to market increased vacant space in the slow-recovering LACBD leasing market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of June 30, 2022:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	85.0%	$35,545,812	$29.75
Wells Fargo Center–North Tower	1,399,795	18.5%	84.7%	35,783,667	30.18
Gas Company Tower	1,345,163	17.8%	72.9%	27,162,892	27.71
EY Plaza	963,682	12.7%	77.0%	21,590,068	29.10
FIGat7th	316,250	4.2%	88.9%	6,740,743	23.96
Wells Fargo Center–South Tower	1,124,960	14.8%	64.8%	21,227,303	29.13
777 Tower	1,024,835	13.5%	80.5%	22,620,502	27.43
	7,580,113	100.0%	78.3%	$170,670,987	$28.74
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of June 30, 2022. This amount reflects total base rent before any rent abatements as of June 30, 2022. Total abatements for executed leases as of June 30, 2022 for the twelve months ending June 30, 2023 are approximately $15.8 million, or $2.66 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of June 30, 2022.

Average asking net effective rents in the LACBD were essentially flat during the six months ended June 30, 2022. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of June 30, 2022, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2022	215,538	3.6%	$5,795,817	3.4%	$26.89	$27.09
2023	702,467	11.8%	18,762,894	11.0%	26.71	27.68
2024	620,602	10.5%	16,719,018	9.8%	26.94	28.71
2025	743,374	12.5%	22,420,160	13.1%	30.16	32.35
2026	715,466	12.0%	18,938,385	11.1%	26.47	29.67
2027	326,238	5.5%	9,946,997	5.8%	30.49	35.69
2028	125,095	2.1%	4,010,546	2.3%	32.06	39.89
2029	302,989	5.1%	9,865,322	5.8%	32.56	42.05
2030	331,112	5.6%	10,373,739	6.1%	31.33	39.86
2031	306,040	5.2%	9,055,724	5.3%	29.59	39.58
Thereafter	1,548,770	26.1%	44,782,385	26.3%	28.91	42.44
Total expiring leases	5,937,691	100.0%	$170,670,987	100.0%	$28.74	$35.16
Currently available	1,642,422
Total rentable square feet	7,580,113
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of June 30, 2022. This amount reflects total base rent before any rent abatements as of June 30, 2022. Total abatements for executed leases as of June 30, 2022 for the twelve months ending June 30, 2023 are approximately $15.8 million, or $2.66 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of June 30, 2022.
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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Six Months Ended		Dollar Change
	June 30,
	2022	2021

Net cash provided by operating activities	$27,716	$43,130	$(15,414)
Net cash used in investing activities	$(20,508)	$(18,401)	$(2,107)
Net cash used in financing activities	$(27,562)	$(25,856)	$(1,706)

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the leasing activity of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants, (4) changes in working capital, and (5) interest payments. The decrease in cash provided by operating activities is primarily attributable to cash outflows from working capital changes by $13.9 million and increase in rental property operating and maintenance expense by $4.9 million, reflecting the increase in physical occupancy. Working capital changes are subject to variability period over period as a result of timing differences, including with respect to the collection of tenant receivables and payments of accounts and tenant payables. In addition, interest payments on secured debt increased by $2.1 million due to the rising interest rate environment in 2022. We anticipate interest expense to continue to increase for variable-rate loans during the second half of 2022. The cash outflows were partially offset by increases in cash lease and parking revenue by $5.0 million.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures and tenant improvement activities for its properties. The increase in net cash used in investing activities was mainly due to increases in tenant improvement expenditures at Wells Fargo Center and 777 Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. During the six months ended June 30, 2022, net proceeds from the issuance of Series B preferred interest of $10.3 million was the main source of cash provided by financing activities. Cash outflows were mainly driven by repurchases of and distributions to Series B preferred interest of $31.2 million and $6.3 million, respectively, using the excess operating cash flows generated from properties. In comparison, during the same period in 2021, net proceeds from the refinancing of the loans secured by the Gas Company Tower were the main source of cash provided by financing activities. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. As Brookfield DTLA had excess cash from operating activities generated from properties, it repurchased $27.3 million of the Series B preferred interest and made distribution of $8.5 million to the Series B preferred interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

Comparison of the Three Months Ended June 30, 2022 to June 30, 2021

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2022	2021

Revenue:
Lease income	$65.4	$62.7	$2.7	4%
Parking	8.0	6.2	1.8	29%
Interest and other	0.3	0.3	—	—%
Total revenue	73.7	69.2	4.5	7%

Expenses:
Rental property operating and maintenance	25.7	23.2	2.5	11%
Real estate taxes	9.9	10.0	(0.1)	(1)%
Parking	2.6	1.9	0.7	37%
Other expenses	1.3	2.5	(1.2)	(48)%
Depreciation and amortization	25.8	26.6	(0.8)	(3)%
Interest	21.3	18.6	2.7	15%
Total expenses	86.6	82.8	3.8	5%

Other Income:
Equity in earning of unconsolidated real estate joint venture	0.4	0.1	0.3	300%
Total other income	0.4	0.1	0.3	300%

Net loss	$(12.5)	$(13.5)	$1.0	(7)%

Lease income, parking revenue and expense

Increase in lease revenue, and parking revenue and expense during the three months ended June 30, 2022 was mainly due to higher physical occupancy resulting from the ongoing recovery from the COVID-19 pandemic as discussed above.

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

Other Expenses

Other expenses mainly represent asset management fee, audit and professional fees, and miscellaneous expenses. Decrease was mainly due to income tax expense incurred by the Company’s TRS on taxable early lease termination income during the three months ended June 30, 2021, which is nonrecurring in nature.

Interest Expense

Increase in interest expense during the three months ended June 30, 2022 was mainly due to the rise in interest rates during 2022. We anticipate interest expense to continue to increase for variable-rate loans during the second half of 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Six Months Ended June 30, 2022 to June 30, 2021

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Six Months Ended		Increase/ (Decrease)	% Change
	June 30,
	2022	2021
Revenue:
Lease income	$130.5	$127.0	$3.5	3%
Parking	14.5	11.4	3.1	27%
Interest and other	0.7	0.6	0.1	18%
Total revenue	145.7	139.0	6.7	5%

Expenses:
Rental property operating and maintenance	49.9	45.0	4.9	11%
Real estate taxes	19.7	20.1	(0.4)	(2)%
Parking	4.9	3.5	1.4	40%
Other expenses	3.8	6.0	(2.2)	(37)%
Depreciation and amortization	51.1	53.7	(2.6)	(5)%
Interest	39.7	42.4	(2.7)	(6)%
Total expenses	169.1	170.7	(1.6)	(1)%

Other Income:
Equity in earning of unconsolidated real estate joint venture	0.6	0.3	0.3	100%
Total other income	0.6	0.3	0.3	100%

Net loss	$(22.8)	$(31.4)	$8.6	(27)%

Lease income, parking revenue and expense

Increase in lease revenue, and parking revenue and expense during the six months ended June 30, 2022 was mainly due to higher physical occupancy resulting from the ongoing recovery from the COVID-19 pandemic as discussed above.

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

Other Expenses

Other expenses mainly represent asset management fee, audit and professional fees, and miscellaneous expenses. Decrease was mainly due to income tax expense incurred by the Company’s TRS on taxable early lease termination income during the six months ended June 30, 2021, which is nonrecurring in nature.

Interest Expense

Interest expense mainly represents interest expense on secured debt and loss on early extinguishment of debt. Decrease was mainly attributable to the $4.6 million nonrecurring loss on early extinguishment of the debt secured by Gas Company Tower in February 2021. Such decrease was partially offset by an increase in interest expense on secured debt primarily due to the rise in interest rates during 2022. We anticipate interest expense to continue to increase for variable-rate loans during the second half of 2022.

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

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of use of estimates, impairment review of investments in real estate and unconsolidated real estate joint venture, and collectibility assessment on rents, deferred rents and other receivables during the three and six months ended June 30, 2022.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the six months ended June 30, 2022.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the measures taken in response to the COVID-19 pandemic. We are continually monitoring and assessing the impact of these measures on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of July 31, 2022, the cumulative amount of unpaid dividends totaled $233.1 million.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated August 11, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 11, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Principal Executive Officer and Principal Financial Officer dated
August 11, 2022 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date: As of August 11, 2022

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)