Form 10-Q
period 2022-09-30
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2022-11-10
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 4, 2022, none of the registrant’s common stock was traded on any public market.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

•The impact or unanticipated impact of general economic, political and market factors such as an economic recession in the regions in which Brookfield DTLA or any of its subsidiaries does business, including the ongoing effect of COVID-19 pandemic on our business.

•The ability to enter into new leases or renew leases on favorable terms;

•Business competition;

•Dependence on tenants’ financial condition which may be impacted by higher interest rates and inflationary pressures;

•The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries, especially given recent increases in market interest rates and their impact on borrowing costs and the ability to refinance;

•The behavior of financial markets, including fluctuations in interest rates, especially given the recent significant increases in market interest rates and their impact on borrowing and hedging costs and the ability to refinance;

•Uncertainties of real estate development or redevelopment;

•Global equity and capital markets and the availability of equity and debt financing and refinancing within these markets;

•Risks relating to Brookfield DTLA’s insurance coverage;

•Risks relating to trends in the office real estate industry including transition to hybrid or remote work policies and employee work-from home arrangements;

•The possible impact of international conflicts and other developments, including the war in Ukraine and terrorist acts;

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2022	December 31, 2021

ASSETS
Investments in Real Estate:
Land	$217,812	$222,555
Buildings and improvements	2,164,126	2,308,836
Tenant improvements	437,385	418,460
Investments in real estate, gross	2,819,323	2,949,851
Less: accumulated depreciation	564,675	580,403
Investments in real estate, net	2,254,648	2,369,448
Investment in unconsolidated real estate joint venture	44,177	43,191
Cash and cash equivalents	33,354	38,901
Restricted cash	41,340	49,322
Rents, deferred rents and other receivables, net	128,347	125,625
Intangible assets, net	11,250	16,023
Deferred charges, net	55,943	57,529
Due from affiliates	7,147	10,062
Prepaid and other assets, net	4,232	12,377
Total assets	$2,580,438	$2,722,478

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,277,534	$2,255,921
Accounts payable and other liabilities	93,783	77,612
Due to affiliates	4,129	1,782
Intangible liabilities, net	3,228	4,455
Total liabilities	2,378,674	2,339,770

Commitments and Contingencies (See Note 14)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited; in thousands, except share amounts)

	September 30, 2022	December 31, 2021

LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$479,488	$465,577
Noncontrolling Interests:
Series A-1 preferred interest	465,363	452,454
Senior participating preferred interest	16,074	21,191
Series B preferred interest	146,133	177,290
Total mezzanine equity	1,107,058	1,116,512

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	204,369	203,369
Accumulated deficit	(1,109,702)	(865,927)
Noncontrolling interests	39	(71,246)
Total stockholders’ deficit	(905,294)	(733,804)
Total liabilities and deficit	$2,580,438	$2,722,478

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue:
Lease income	$66,402	$61,880	$196,924	$188,855
Parking	7,962	6,816	22,504	18,187
Interest and other	167	124	846	680
Total revenue	74,531	68,820	220,274	207,722

Expenses:
Rental property operating and maintenance	27,711	24,895	77,609	69,894
Real estate taxes	10,035	10,132	29,749	30,212
Parking	2,781	2,474	7,712	5,940
Other expenses	1,905	707	5,709	6,676
Depreciation and amortization	25,125	26,523	76,273	80,183
Interest	28,046	18,755	67,793	61,131
Impairment of real estate and intangible assets	95,447	—	95,447	—
Total expenses	191,050	83,486	360,292	254,036

Other Income:
Equity in earning of unconsolidated real estate joint venture	395	268	986	564
Total other income	395	268	986	564
Net loss	(116,124)	(14,398)	(139,032)	(45,750)

Net loss (income) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	12,909	12,908
Senior participating preferred interest redemption measurement adjustment	(4,016)	(325)	(4,075)	575
Series B preferred interest returns	3,401	3,896	10,713	12,324
Series B common interest – allocation of net income	86,545	27,222	71,285	35,757
Net loss attributable to Brookfield DTLA	(206,357)	(49,494)	(229,864)	(107,314)
Series A preferred stock dividends	4,637	4,637	13,911	13,912
Net loss attributable to common interest holders of Brookfield DTLA	$(210,994)	$(54,131)	$(243,775)	$(121,226)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2021	1,000	$—	$203,369	$(865,927)	$(71,246)	$(733,804)
Net (loss) income				(15,185)	4,788	(10,397)
Contributions			500			500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(7,852)	(12,489)
Balance, March 31, 2022	1,000	—	203,869	(885,749)	(74,310)	(756,190)
Net loss				(8,322)	(4,189)	(12,511)
Contributions			—			—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(8,007)	(12,644)
Balance, June 30, 2022	1,000	—	203,869	(898,708)	(86,506)	(781,345)
Net (loss) income				(206,357)	90,233	(116,124)
Contributions			500			500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(3,688)	(8,325)
Balance, September 30, 2022	1,000	$—	$204,369	$(1,109,702)	$39	$(905,294)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2020	1,000	$—	$202,369	$(726,369)	$(104,440)	$(628,440)
Net (loss) income				(42,124)	24,390	(17,734)
Contributions			—			—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(9,186)	(13,823)
Balance, March 31, 2021	1,000	—	202,369	(773,130)	(89,236)	(659,997)
Net (loss) income				(15,696)	2,078	(13,618)
Contributions			500			500
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,638)	(8,747)	(13,385)
Balance, June 30, 2021	1,000	—	202,869	(793,464)	(95,905)	(686,500)
Net (loss) income				(49,494)	35,096	(14,398)
Contributions			—			—
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(4,637)	(7,874)	(12,511)
Balance, September 30, 2021	1,000	$—	$202,869	$(847,595)	$(68,683)	$(713,409)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(139,032)	$(45,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,273	80,183
Equity in earning of unconsolidated real estate joint venture	(986)	(564)
Recovery of lease receivables previously deemed uncollectible	(280)	(880)
Amortization of acquired below-market leases, net of acquired above-market leases	(147)	207
Straight-line rent amortization	(1,690)	(2,414)
Amortization of tenant inducements	1,943	3,233
Amortization and write-off of debt financing costs	5,251	5,976
Unrealized gain on interest rate cap contracts	(449)	(2)
Impairment of real estate and intangible assets	95,447	—
Loss on early extinguishment of debt	—	4,575
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(1,093)	4,282
Deferred charges, net	(5,948)	(3,415)
Due from affiliates	1,324	4,969
Prepaid and other assets, net	8,537	8,278
Accounts payable and other liabilities	7,589	7,761
Due to affiliates	2,347	(401)
Net cash provided by operating activities	49,086	66,038
Cash flows from investing activities:
Expenditures for real estate improvements	(37,065)	(20,211)
Net cash used in investing activities	(37,065)	(20,211)
Cash flows from financing activities:
Proceeds from secured debt	16,362	465,000
Principal payments on secured debt	—	(450,000)
Proceeds from Series B preferred interest	14,930	6,000
Proceeds from senior participating preferred interest	146	254
Distributions to Series B preferred interest	(9,825)	(12,672)
Repurchases of Series B preferred interest	(46,975)	(37,528)
Distributions to senior participating preferred interest	(1,188)	(700)
Contributions to additional paid-in capital	1,000	500
Purchase of interest rate cap contracts	—	(62)
Payment for early extinguishment of debt	—	(4,575)
Debt financing costs paid	—	(6,544)
Net cash used in financing activities	(25,550)	(40,327)
Net change in cash, cash equivalents and restricted cash	(13,529)	5,500
Cash, cash equivalents and restricted cash at beginning of period	88,223	83,483
Cash, cash equivalents and restricted cash at end of period	$74,694	$88,983
See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited; in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,350	$51,383
Cash (refund) paid for income taxes	$(12)	$1,723

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-period additions to real estate investments	$17,541	$11,072

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021

Cash and cash equivalents at beginning of period	$38,901	$37,394
Restricted cash at beginning of period	49,322	46,089
Cash, cash equivalents and restricted cash at beginning of period	$88,223	$83,483

Cash and cash equivalents at end of period	$33,354	$36,480
Restricted cash at end of period	41,340	52,503
Cash, cash equivalents and restricted cash at end of period	$74,694	$88,983

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

As of September 30, 2022 and December 31, 2021, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns 755 South Figueroa, a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

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

The consolidated balance sheets as of September 30, 2022 and December 31, 2021 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All material intercompany transactions have been eliminated in consolidation as of September 30, 2022 and December 31, 2021, and for each of the three and nine months ended September 30, 2022 and 2021.

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

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of September 30, 2022, these consolidated VIEs had in aggregate total consolidated assets of $2.5 billion (of which $2.3 billion is related to investments in real estate) and total consolidated liabilities of $2.4 billion (of which $2.3 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture, Brookfield DTLA Fund Properties IV LLC (“Fund IV”), with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the investee’s earnings or losses, distributions received (if any), and other-than-temporary impairments. As of September 30, 2022, the Company’s ownership interest in the joint venture was 24.7%, a decrease from 33.6% as of December 31, 2021 as a result of additional capital contributed by DTLA FP IV Holdings to the joint venture during the nine months ended September 30, 2022.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impact of COVID-19 pandemic

Post-Labor Day physical occupancy levels improved slightly when compared to the prior quarter. However, leasing activity and physical occupancy in the LACBD has not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but being more selective in making real estate decisions. Relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. Retail tenants have continued to benefit from higher visitor traffic since COVID mandates throughout California were lifted in June 2021 (the “Reopening”) but short of pre-pandemic levels. Overall, there were no material adjustments to our office and retail lease income during each of the three and nine months ended September 30, 2022 and 2021.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, leasing activity statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. During the three and nine months ended September 30, 2022, the Company recognized impairment charges on Wells Fargo Center–South Tower’s investments in real estate of $94.6 million and intangible assets associated with this property of $0.9 million to reduce their carrying amounts to their estimated fair value. While there were no impairment charges on other properties in our portfolio during the three and nine months ended September 30, 2022, in light of the evolving office rental business environment and the slowdown in economic growth in the near term because of rising interest rates, decreases in our property valuations may lead to additional impairment charges in our portfolio in the near future. In comparison, during the same periods in 2021, none of Brookfield DTLA’s real estate properties were impaired. See “Note 11 - Fair Value Measurements” for a detailed discussion of the factors that were considered when determining the fair value of Wells Fargo Center–South Tower.

The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other than temporary. Triggering events or impairment indicators for the Company’s unconsolidated real estate joint venture include its recurring operating losses, and other events such as significant changes in construction costs, estimated completion dates, intended holding periods, and other factors related to 755 South Figueroa development. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of September 30, 2022 and December 31, 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Rents, Deferred Rents and Other Receivables

Under Accounting Standards Codification (“ASC”) Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, and reasonable and supportable forecasts of future economic conditions. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. As the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a (reduction) and recovery of lease income totaling $(56) thousand and $280 thousand, respectively, during the three and nine months ended September 30, 2022, compared to a recovery of lease income totaling $1.5 million and $881 thousand, respectively, during the three and nine months ended September 30, 2021.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. During the three and nine months ended September 30, 2022, the Company’s various TRS reversed income tax expenses of $69 thousand and $118 thousand, respectively. During the three months ended September 30, 2021, the Company reversed income tax expenses of $1.1 million and recorded an accrual of $446 thousand during the nine months ended September 30, 2021.

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

Note 4—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	September 30, 2022	December 31, 2021

Straight-line and other deferred rents	$112,194	$108,913
Tenant inducements receivable	29,597	28,445
Tenant receivables	3,220	3,316
Other receivables	704	362
Rents, deferred rents and other receivables, gross	145,715	141,036
Less: accumulated amortization of tenant inducements	17,368	15,411
Rents, deferred rents and other receivables, net	$128,347	$125,625

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the three and nine months ended September 30, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	September 30, 2022	December 31, 2021

Intangible Assets
In-place leases	$34,854	$41,422
Tenant relationships	6,432	6,432
Above-market leases	8,520	16,734
Intangible assets, gross	49,806	64,588
Less: accumulated amortization	38,556	48,565
Intangible assets, net	$11,250	$16,023

Intangible Liabilities
Below-market leases	$33,416	$33,416
Less: accumulated amortization	30,188	28,961
Intangible liabilities, net	$3,228	$4,455

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Lease income	$74	$(49)	$147	$(207)
Depreciation and amortization expense	$1,010	$1,058	$2,842	$3,225

As of September 30, 2022, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

Remainder of 2022	$615	$479	$328
2023	1,768	1,725	732
2024	987	1,640	278
2025	891	1,092	263
2026	580	440	245
2027	115	—	154
Thereafter	918	—	1,228
Total future amortization/accretion of intangibles	$5,874	$5,376	$3,228

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows:

	Maturity Date (1)	Contractual Interest Rates	Principal Amount as of
			September 30, 2022	December 31, 2021
Variable-Rate Loans:
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 1.65%	$400,000	$400,000
Wells Fargo Center–North Tower (2)	10/9/2023	LIBOR + 4.00%	65,000	65,000
Wells Fargo Center–North Tower (2)(3)	10/9/2023	LIBOR + 5.00%	35,000	35,000
Wells Fargo Center–South Tower (4)	11/4/2023	LIBOR + 1.80%	263,219	260,796
777 Tower (5)	10/31/2024	LIBOR + 1.60%	243,594	231,842
777 Tower (6)	10/31/2024	LIBOR + 4.15%	45,345	43,158
EY Plaza (7)	10/9/2025	LIBOR + 2.86%	275,000	275,000
EY Plaza (7)	10/9/2025	LIBOR + 6.85%	30,000	30,000
Gas Company Tower (7)	2/9/2026	LIBOR + 1.89%	350,000	350,000
Gas Company Tower (7)	2/9/2026	LIBOR + 5.00%	65,000	65,000
Gas Company Tower (7)	2/9/2026	LIBOR + 7.75%	50,000	50,000
Total variable-rate loans			1,822,158	1,805,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
FIGat7th	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			458,500	458,500

Total secured debt			2,280,658	2,264,296
Less: unamortized debt financing costs			3,124	8,375
Total secured debt, net			$2,277,534	$2,255,921
(1)Maturity dates include the effect of extension options that the Company controls, if applicable. As of September 30, 2022 and December 31, 2021, we meet the criteria specified in the loan agreements to extend the loan maturity dates.
(2)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 2.57%.
(3)BAM owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 12—“Related Party Transactions.”
(4)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 3.63%. As of September 30, 2022, a future advance amount of $26.8 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(5)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of September 30, 2022, a future advance amount of $25.0 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mezzanine loan future advance amount.
(6)As required by the loan agreement, we have entered into an interest rate cap contract that limits the LIBOR portion of the interest rate to 4.00%. As of September 30, 2022, a future advance amount of $4.7 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, and leasing commissions. The Company can draw against this future advance amount as long as a pro rata draw is made against the mortgage loan future advance amount.
(7)As required by the loan agreements, we have entered into interest rate cap contracts that limit the LIBOR portion of the interest rate to 4.00%.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The weighted average interest rate of the Company’s secured debt was 4.95% and 2.91% as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the weighted average term to maturity of our debt (after the impact of extension options that the Company controls, if applicable) was approximately two years.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt (after the impact of extension options that the Company controls, if applicable) as of September 30, 2022:

Remainder of 2022	$—
2023	821,719
2024	688,939
2025	305,000
2026	465,000
Total secured debt	$2,280,658

As of September 30, 2022, $1,822.2 million of the Company’s secured debt may be prepaid without penalty, $400.0 million may be defeased (as defined in the underlying loan agreements) and $58.5 million may be prepaid with prepayment penalties.

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

Debt Compliance

As of September 30, 2022 and December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of September 30, 2022, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of September 30, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

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

As of September 30, 2022, we have outstanding variable debt and interest rate cap contracts that are indexed to LIBOR. All of the Company’s variable debt contracts contain fallback languages that lay out the process through which a replacement rate can be identified or used when LIBOR is not available. The LIBOR interest rate index for the debt secured by Wells Fargo Center–North Tower was replaced by SOFR in October 2022.

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

Note 7—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	September 30, 2022	December 31, 2021

Tenant improvements and inducements payable	$39,728	$32,973
Unearned rent and tenant payables	27,864	31,249
Accrued capital expenditures and leasing commissions	9,270	7,422
Accrued expenses and other liabilities	16,921	5,968
Accounts payable and other liabilities	$93,783	$77,612

Note 8—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. As of September 30, 2022 and December 31, 2021, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Series B Preferred Interest. Pursuant to the Limited Liability Company Agreement of Fund II and the First Amendment to the Limited Liability Company Agreement of Fund II, DTLA Holdings made a commitment to contribute up to $310.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. Effective May 2022, pursuant to the Second Amendment to the Limited Liability Company Agreement of Fund II, such contribution commitment by DTLA Holdings increased by $40.0 million to $350.0 million. As of September 30, 2022, $46.2 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2021	9,730,370	$465,577	$452,454	$21,191	$177,290	$1,116,512
Issuance of Series B preferred interest					10,330	10,330
Dividends		4,637				4,637
Preferred returns			4,303		3,750	8,053
Redemption measurement adjustments				(201)		(201)
Contributions from noncontrolling interests				125		125
Repurchases of noncontrolling interests					(15,795)	(15,795)
Distributions to noncontrolling interests				(379)	(5,005)	(5,384)
Balance, March 31, 2022	9,730,370	470,214	456,757	20,736	170,570	1,118,277
Issuance of Series B preferred interest					—	—
Dividends		4,637				4,637
Preferred returns			4,303		3,562	7,865
Redemption measurement adjustments				142		142
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(15,441)	(15,441)
Distributions to noncontrolling interests				(638)	(1,259)	(1,897)
Balance, June 30, 2022	9,730,370	474,851	461,060	20,240	157,432	1,113,583
Issuance of Series B preferred interest					4,600	4,600
Dividends		4,637				4,637
Preferred returns			4,303		3,401	7,704
Redemption measurement adjustments				(4,016)		(4,016)
Contributions from noncontrolling interests				21		21
Repurchases of noncontrolling interests					(15,739)	(15,739)
Distributions to noncontrolling interests				(171)	(3,561)	(3,732)
Balance, September 30, 2022	9,730,370	$479,488	$465,363	$16,074	$146,133	$1,107,058

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2020	9,730,370	$447,028	$435,242	$20,413	$198,827	$1,101,510
Issuance of Series B preferred interest					2,600	2,600
Dividends		4,637				4,637
Preferred returns			4,303		4,282	8,585
Redemption measurement adjustments				601		601
Contributions from noncontrolling interests				171		171
Repurchases of noncontrolling interests					(16,156)	(16,156)
Distributions to noncontrolling interests				(242)	(4,244)	(4,486)
Balance, March 31, 2021	9,730,370	451,665	439,545	20,943	185,309	1,097,462
Issuance of Series B preferred interest					3,400	3,400
Dividends		4,638				4,638
Preferred returns			4,302		4,146	8,448
Redemption measurement adjustments				299		299
Contributions from noncontrolling interests				—		—
Repurchases of noncontrolling interests					(11,117)	(11,117)
Distributions to noncontrolling interests				(304)	(4,283)	(4,587)
Balance, June 30, 2021	9,730,370	456,303	443,847	20,938	177,455	1,098,543
Issuance of Series B preferred interest					—	—
Dividends		4,637				4,637
Preferred returns			4,303		3,896	8,199
Redemption measurement adjustments				(325)		(325)
Contributions from noncontrolling interests				83		83
Repurchases of noncontrolling interests					(10,255)	(10,255)
Distributions to noncontrolling interests				(154)	(4,145)	(4,299)
Balance, September 30, 2021	9,730,370	$460,940	$448,150	$20,542	$166,951	$1,096,583

During the three and nine months ended September 30, 2022 and 2021, net repurchases of and distributions to noncontrolling interests were made mainly using the excess operating cash flows generated from properties.

Series A Preferred Stock

As of September 30, 2022, the Series A preferred stock is reported at its redemption value of $479.5 million calculated using the redemption price of $243.3 million plus $236.2 million of accumulated and unpaid dividends on such Series A preferred stock through September 30, 2022.

No dividends were declared on the Series A preferred stock during the three and nine months ended September 30, 2022 and 2021. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Series A preferred stock does not have a stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We may, at our option, redeem the Series A preferred stock, in whole or in part, for $25.00 per share, plus all accumulated and unpaid dividends on such Series A preferred stock up to and including the redemption date. Other than as required under the “Distribution Waterfall” in this footnote, there is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem or make distributions to the Series A preferred stock. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of Brookfield DTLA.

Noncontrolling Interests

There is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem the Preferred Interests.

Series A-1 Preferred Interest

As of September 30, 2022, the Series A-1 preferred interest is reported at its redemption value of $465.4 million calculated using its liquidation value of $225.7 million plus $239.6 million of unpaid interest through September 30, 2022. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of September 30, 2022, the senior participating preferred interest is reported at its redemption value of $16.1 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of September 30, 2022, the Series B preferred interest is reported at its redemption value of $146.1 million calculated using its liquidation value of $142.7 million plus $3.4 million of unpaid preferred returns on such Series B preferred interest through September 30, 2022. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of September 30, 2022.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10—Financial Instruments

Derivative Financial Instruments

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of September 30, 2022:

	Notional Amount	Strike Rate (1)	Expiration Date

Interest Rate Caps:
Wells Fargo Center–North Tower (2)	$400,000	2.57%	10/15/2022
Wells Fargo Center–North Tower (2)	65,000	2.57%	10/15/2022
Wells Fargo Center–North Tower (2)	35,000	2.57%	10/15/2022
Wells Fargo Center–South Tower (4)	290,000	3.63%	11/4/2022
777 Tower	268,600	4.00%	11/10/2022
777 Tower	50,000	4.00%	11/10/2022
EY Plaza (3)	275,000	4.00%	10/15/2022
EY Plaza (3)	30,000	4.00%	10/15/2022
Gas Company Tower	350,000	4.00%	2/15/2023
Gas Company Tower	65,000	4.00%	2/15/2023
Gas Company Tower	50,000	4.00%	2/15/2023
Total derivatives not designated as cash flow hedging instruments	$1,878,600
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.
(2)In September 2022, Brookfield DTLA exercised the last one-year option to extend the maturity date of the $500.0 million mortgage and mezzanine loans secured by Wells Fargo Center—North Tower to October 2023. In October 2022, Brookfield DTLA entered into interest rate cap contracts of aggregate notional amount of $500.0 million that limit the SOFR portion of the interest rate to 3.40% with expiration date on October 15, 2023.
(3)In September 2022, Brookfield DTLA exercised the first one-year option to extend the maturity date of the $305.0 million mortgage and mezzanine loans secured by EY Plaza to October 2023. In October 2022, Brookfield DTLA entered into interest rate cap contracts of aggregate notional amount of $305.0 million that limit the LIBOR portion of the interest rate to 3.41% with expiration date on October 15, 2023.
(4)In September 2022, Brookfield DTLA exercised the only one-year option to extend the maturity date of the $263.2 million mortgage loan secured by Wells Fargo Center—South Tower to November 2023. In November 2022, Brookfield DTLA entered into interest rate cap contracts of aggregate notional amount of $263.2 million that limit the SOFR portion of the interest rate to 2.87% with expiration date on November 4, 2023.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of
	Balance Sheet Location	September 30, 2022	December 31, 2021

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$495	$46

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair value of interest rate cap contracts recognized in the consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021 were de minimis.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation—Rents, Deferred Rents and Other Receivables” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the three and nine months ended September 30, 2022 and 2021.

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

Recurring Measurements—

The fair value of interest rate cap contracts was $495 thousand and $46 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company classified them as Level 2 in the fair value hierarchy.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Nonrecurring Measurements—

As of September 30, 2022, assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consisted of real estate assets and their associated intangible assets that have been written down to estimated fair value for impairment losses. Such impairment losses of $95.4 million were related to Wells Fargo Center — South Tower. While there were no impairment charges on other properties in our portfolio during the three and nine months ended September 30, 2022, in light of the evolving office rental business environment and the slowdown in economic growth in the near term because of rising interest rates, decreases in our property valuations may lead to additional impairment charges in our portfolio in the near future. In comparison, as of December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation —Impairment Review” for further discussion.

The Company uses the discounted cash flow method to assess the fair value of investments in real estate, including Wells Fargo Center — South Tower. All inputs used to value investments in real estate fall within Level 3 of the fair value hierarchy. Even if observable market data is available, such inputs are considered Level 3 if any significant data point used in the valuation process is not observable. When estimating the fair value of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors. These factors include, but are not limited to, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, leasing activity statistics, vacancy projections, renewal percentage, and rent collection rates. Fair value is primarily determined by discounting the expected future cash flows, generally over a term of 10 years including a terminal value based on the application of a capitalization rate to estimated year 11 cash flows. The measurement of the fair value of the Company's investment is impacted by the discount rate and terminal capitalization rate utilized in the discounted cash flows model which are significant unobservable inputs. As of September 30, 2022, the discount and terminal capitalization rates used in the discounted cash flows model of Wells Fargo Center — South Tower, which was measured at fair value on a nonrecurring basis, were 9.3% and 5.8%, respectively.

The following table presents the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2022:

	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Real Estate Assets	$331,800	$—	$—	$331,800

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

	September 30, 2022	December 31, 2021

Fair Value	$2,268,406	$2,263,160
Carrying value	$2,277,534	$2,255,921

Other financial instruments — As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the three and nine months ended September 30, 2022 and 2021:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and BAM	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Affiliate of the Manager	3.00% of hard and soft construction costs
Entitlement	Affiliate of the Manager	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000

A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Property management	$2,050	$1,949	$6,025	$5,931
Asset management	$1,583	$1,538	$4,714	$4,618
Leasing	$488	$86	$1,153	$589
Construction management	$559	$206	$697	$339
Development management (1)	$241	$586	$1,208	$1,292
Entitlement	$30	$185	$101	$394
General, administrative and reimbursable expenses	$1,090	$676	$2,830	$1,895
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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Insurance expense (1)	$3,106	$3,051	$9,271	$9,442
__________
(1)An affiliate of BAM secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of BAM ceased charging such fee. During the three and nine months ended September 30, 2021, fees incurred for these services totaled $76 thousand and $230 thousand, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $32 thousand and $96 thousand, respectively, during each of the three and nine months ended September 30, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Related Party Transactions with BAM Affiliates

A summary of the impact of other related party transactions with BAM affiliates on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Accrual (reversal) of lease income (1)	$3,770	$(204)	$10,855	$8,761
Parking revenue (1)	$247	$248	$741	$744
Rental property operating and maintenance expense (2)	$—	$57	$—	$318
Interest expense (3)(4)	$861	$569	$2,055	$1,629
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
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $122 thousand as of September 30, 2022 and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 6—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by BAM.
(4)In February 2021, BAM purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two-year period at a floating interest rate of one-month LIBOR + 2.35%. The transaction was conducted on an arm’s length basis at fair market value. In September 2021, this CMBS was sold to Brookfield Asset Management Reinsurance Partners Ltd., an affiliate of BAM. During the three and nine months ended September 30, 2022, the Company incurred interest expense of $220 thousand and $449 thousand, respectively, on this CMBS, compared to $113 thousand and $275 thousand, respectively, during the three and nine months ended September 30, 2021.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of September 30, 2022:

Remainder of 2022	$38,144
2023	150,309
2024	143,781
2025	129,907
2026	114,943
2027	87,559
Thereafter	461,769
Total future minimum base rents	$1,126,412

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

Brookfield DTLA generally does not require collateral or other security from its tenants, other than security deposits or letters of credit. Our credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenants’ risk profiles prior to lease execution, and frequent monitoring of our tenant portfolio to identify problem tenants. However, since we may have a concentration of lease income from certain tenants within the concentration of the professional services sector, the inability of those tenants to make payments under their leases could have a material adverse effect on our results of operations, cash flows or financial condition.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Capital Commitments

As of September 30, 2022, the Company had $44.6 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of September 30, 2022, $39.4 million of our tenant-related commitments were expected to be paid during the remainder of 2022.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA owns and manages six Class A office properties and a retail center, consisting of 7,580,113 rentable square feet in total. Additionally, Brookfield DTLA also has an indirect noncontrolling interest in an unconsolidated real estate joint venture that owns a multifamily residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies. The following table sets forth information regarding these eight properties as of September 30, 2022:

Name	Property Type	Rentable Square Feet	Ownership Percentage	Percentage Leased (1)	Weighted-Average Remaining Lease Term (Years) (2)

Bank of America Plaza (“BOA Plaza”)	Office (4)	1,405,428	100%	88.7%	6.2
Wells Fargo Center–North Tower	Office (4)	1,399,795	100%	79.9%	7.2
Gas Company Tower	Office (4)	1,345,163	100%	72.9%	4.9
EY Plaza	Office (4)	963,682	100%	76.6%	6.6
Wells Fargo Center–South Tower	Office (4)	1,124,960	100%	63.0%	4.9
777 Tower	Office (4)	1,024,835	100%	73.1%	4.4
FIGat7th	Retail	316,250	100%	89.8%	6.3
755 South Figueroa	Multifamily (3)	N/A	24.7%	N/A	N/A
Total		7,580,113		76.9%	5.8
(1)Represents properties’ leased square feet over total rentable square feet for executed leases as of September 30, 2022.
(2)Represents weighted-average of the period remaining (denominated in years) for executed lease as of September 30, 2022, excluding tenant lease extension options.
(3)Under development as of September 30, 2022.
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Current Period Highlights

Leasing Market and COVID-19 Pandemic Update; Increase in Interest Rates; and Turbulence in Financing Markets

Post-Labor Day physical occupancy levels improved slightly when compared to the prior quarter. However, leasing activity and physical occupancy in the LACBD has not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but being more selective in making real estate decisions. Relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. Retail tenants have continued to benefit from higher visitor traffic since COVID mandates throughout California were lifted in June 2021 (the “Reopening”) but short of pre-pandemic levels. Overall, there were no material adjustments to our office and retail lease income during each of the three and nine months ended September 30, 2022 and 2021.

While we cannot be certain as to the duration of the impact of COVID-19, we expect impacts of COVID-19 to continue affecting our financial results and the LACBD Class A office leasing market in general. The future impact of the pandemic on the demand for office space is unknown, as companies consider the evolving business environment and labor requirements to evaluate their future space demands in light of their current and projected headcount and the increased desire for more work-location flexibility. In addition, during the second and third quarter of 2022, uncertainty in the overall economy has returned due to the Federal Reserve raising interest rates to fight inflation and the war in the Ukraine. In addition, the cost of acquiring interest rate cap contracts, which we are required to obtain with respect to the Company’s initiation and extension of floating rate secured loans, has risen sharply. With the Los Angeles regional economy operating in a post-pandemic environment, the labor market remains historically tight and regional unemployment is back to pre-pandemic levels. While these strong underlying fundamentals would normally result in higher leasing activity and decreased availability, the continued widespread adoption of hybrid workspace strategies and uncertainty in the overall economy continue to suppress the Los Angeles office demand and remain a tenant-favorable market for the foreseeable future. As interest rates continue to increase, a slowdown in economic growth could be seen in the near-term which could adversely affect leasing activity and result in rising availability levels. See “Risk Factors—The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus.” and “Risk Factors—We may be adversely affected by trends in the office real estate industry.” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 and “Risk Factors—The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus, continuing uncertainty in the office leasing market, the marked increase in interest rates; and turbulence in financing markets” in Part II, Item 1A. Risk Factors of this Quarterly Report for additional information.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Leasing Activity

Following the Reopening, leasing activity improved with new and renewal leases totaling 588,428 square feet within our portfolio in the nine months ended September 30, 2022, compared to 185,747 square feet for the same period in 2021, an increase of 217% year over year. Contractual expirations and early terminations of leases totaled 618,209 square feet during the nine months ended September 30, 2022, compared to 294,324 square feet for the same period in 2021, an increase of 110% year over year. As a result of the negative net absorption, leased space decreased slightly from 77.7% during the nine months ended September 30, 2021 to 76.9% for the same period in 2022. See “Liquidity and Capital Resources — Leasing Activity” for details.

Capital Improvements

The atrium development project at Wells Fargo Center was completed in 2020 and the construction of the various food vendor spaces is in progress and expected to be completed in 2023.

Expenditures for real estate improvements increased from $10.9 million in the nine months ended September 30, 2021 to $45.4 million for the same period in 2022, an increase of $34.5 million or 317% year over year, mainly for tenant improvements and landlord works in Wells Fargo Center and 777 Tower, mainly due to substantial completion of tenant improvement projects for several existing and new tenants during the nine months ended September 30, 2022.

755 South Figueroa Development

The 755 South Figueroa multifamily site is held by an unconsolidated real estate joint venture in which the Company had an ownership interest of 24.7% as of September 30, 2022. In April 2022, vertical concrete construction for the development site was completed and a ceremony for the topping out of the project was held with the residential building officially named “Beaudry”. Interior work continued and substantial completion is expected in the first quarter of 2023. The property will accommodate 785 residential rental units, approximately 5,300 square feet of retail space and 800 parking spaces. As the development progresses towards the targeted completion by the first quarter of 2023, $34.9 million and $157.0 million was capitalized as development cost during the three and nine months ended September 30, 2022, respectively, compared to $54.4 million and $111.7 million during the three and nine months ended September 30, 2021, respectively. As such, during the three and nine months ended September 30, 2022, additional capital contributions of $19.0 million and $48.2 million, respectively, compared to $13.0 million and $26.8 million during the three and nine months ended September 30, 2021, respectively, were made by DTLA FP IV Holdings to fund development costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources

General

The following table presents the major sources of Brookfield DTLA’s liquidity as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$33,354	$38,901
Unused capital contribution commitments available on Series B preferred interest	46,248	21,178
Availability under secured debt to fund approved leasing costs	56,441	72,804
Total Liquidity	$136,043	$132,883

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities, including upcoming debt obligations, leasing costs and capital expenditures, without issuing additional debt or equity, resulting in “negative cash burn,” and it is likely that the amount of Brookfield DTLA’s negative cash burn will increase, or that it will not improve, in the future. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock. Given the uncertainty in the economy, current office leasing volume, volatile financial markets created by the continued rise in interest rates in the near future and the war in the Ukraine, and the Company’s upcoming debt maturities, management believes that access to liquidity will be challenging and is planning accordingly. We are also working to proactively address challenges to our long-term liquidity position. However, if uncertainty in the economy and financial and leasing markets do not improve, or the Company is not able to find additional sources of liquidity, the property-owning subsidiary debt obligors may not be able to successfully refinance the debt obligations when they fall due, which could result in foreclosure on the encumbered properties.

The following are our expected actual and potential sources of liquidity:

•Unrestricted and restricted cash; see “Unrestricted and Restricted Cash”;
•Cash generated from operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities” ;
•Potential asset dispositions, see “Potential Asset Dispositions”;
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

The following are our uses of liquidity:

•Cash used in operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities”;
•Capital expenditures and leasing costs, see “Capital Expenditures and Leasing Costs”;
•Payments in connection with secured debt, such as debt service, principal payment obligations and acquisition of interest rate cap contracts, see “Indebtedness”; and
•Distributions to mezzanine equity holders, see “Distributions to Mezzanine Equity Holders”.

As of September 30, 2022, the Company had $2.3 billion of total consolidated debt. Our substantial indebtedness requires us to use a material portion of our cash flow to service interest on our debt. As our debt matures between 2023 and 2026, with $821.7 million due by the end of 2023, our principal payment obligations also present significant future cash requirements. It is likely that in some cases we will not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards, increases in interest rates, worsening outlook in the office leasing market and deteriorating economic conditions. Because of our limited unrestricted cash when compared with the significant debt balances, upcoming debt maturities present cash obligations that the property-owning subsidiary obligor may not be able to satisfy. For assets that we do not or cannot dispose of and for which the relevant property-owning subsidiary, or the Company (or its affiliates) is unable or unwilling to fund the resulting obligations, we may seek to extend or refinance the applicable loans or engage in negotiations with loan servicers to modify loans or may default upon such loans. Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders, as well as the purchase of interest rate cap contracts. Any future extensions or refinancings will likely require increased fees. These fees and cash flow restrictions will affect our ability to fund our other liquidity uses. In addition, the terms of the extensions or refinancings may include operational and financial covenants significantly more restrictive than our current debt covenants.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Unrestricted and Restricted Cash

A summary of our cash position is as follows:

	September 30, 2022	December 31, 2021
Restricted cash:
Leasing costs, tenant improvements and capital expenditure reserves	$6,460	$23,511
Tax and insurance reserves	14,974	7,881
Other working capital reserves	8,701	10,117
Cash sweep reserves	11,205	7,813
Total restricted cash	$41,340	$49,322
Unrestricted cash and cash equivalents	$33,354	$38,901
Total restricted cash and unrestricted cash and cash equivalents	$74,694	$88,223

The leasing costs, tenant improvements and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our secured debt agreements. The other working capital reserves mainly include reserves for free rent and discounted parking. The cash sweep reserves represent cash accounts controlled by loan administrative agents or lenders pursuant to cash sweep events associated with the loans secured by the Wells Fargo Center–North Tower and South Tower. See Indebtedness” below for more information regarding the cash sweep events.

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

As of September 30, 2022, the Company had $44.6 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of September 30, 2022, $39.4 million of our tenant-related commitments were expected to be paid during the remainder of 2022, relating mainly to tenant improvement works performed for a major tenant in the Wells Fargo Center–North Tower of $20.4 million.

Brookfield DTLA expects that capital improvements and leasing activities at its properties will require material amounts of cash for at least several years. According to our 2022 business plan, Brookfield DTLA projects spending approximately $402.7 million over the next five years consisting of $296.0 million for tenant improvements and landlord works, $92.1 million for leasing costs and $14.5 million for capital expenditures. The expected capital improvements include, but are not limited to, renovations and physical capital upgrades to Brookfield DTLA’s properties, elevator modernization, replacement of transformers and boilers, and upgrades to emergency generators. These projections are estimates and may be subject to changes per future revisions of speculative leasing plans.

See “Indebtedness” below for more information regarding future advance amounts available as of September 30, 2022 under the loans secured by the Wells Fargo Center–South Tower and 777 Tower office properties that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

Distributions to Mezzanine Equity Holders

Other than as required under the “Distribution Waterfall” as described in Item 1. Financial Statements — Note 9 — “Mezzanine Equity”, there is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem or make distributions to the Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest (collectively, the “Preferred Interests”). If we are unable to obtain sufficient sources of liquidity, including through asset sales above their secured debt balances, and/ or through contributions from stockholders or from affiliates that hold interests in our subsidiaries, it is unlikely that we would be able to make distributions to the Preferred Interests in amounts equal to their redemption values. In particular, in the event of waterfall distributions, the Series A preferred stock ranks junior to Series B preferred interest. Given our current and future property valuations, as well as our obligations and liabilities, there is no assurance that there would be any cash available for distributions to holders of the Series A preferred stock after the Company satisfies its debt obligations and makes the distributions to the Series B preferred interest holders to which they are entitled.

Indebtedness

As of September 30, 2022, Brookfield DTLA’s secured debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our secured debt as of September 30, 2022 is as follows:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity (3)

Fixed-rate	$458,500	20%	4.03%	2 years
Variable-rate (1) (2)	1,822,158	80%	5.18%	2 years
Total secured debt	$2,280,658	100%	4.95%	2 years
__________
(1)As of September 30, 2022 and through the date of this Report, a future advance amount of $26.8 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)As of September 30, 2022 and through the date of this Report, a future advance amount of $29.7 million is available under the 777 Tower mortgage and mezzanine loans that can be drawn to fund approved leasing costs (as defined in the underlying loan agreements), including tenant improvements and inducements, and leasing commissions.
(3)Includes the effect of extension options that the Company controls, if applicable. As of September 30, 2022, we meet the criteria specified in the loan agreements to extend the loan maturity dates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table provides information with respect to Brookfield DTLA’s commitments as of September 30, 2022, including any guaranteed or minimum commitments under contractual obligations:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

Principal payments on secured debt (1)(2)	$—	$821,719	$688,939	$305,000	$465,000	$—	$2,280,658
Interest payments –
Fixed-rate debt (3)	4,720	16,803	11,025	—	—	—	32,548
Variable-rate debt (4)	24,434	89,350	57,616	41,706	2,982	—	216,088
	$29,154	$927,872	$757,580	$346,706	$467,982	$—	$2,529,294
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
(4)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR rate (or, from 2023 onwards, its successor rate) in place on the debt as of September 30, 2022 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $0.7 million for the remainder of 2022 and $2.1 million for 2023.

Management currently intends to seek to extend or refinance the existing loans maturing within the next twelve months on or about their scheduled maturities. As the leverage ratio for the Company’s properties may be significantly above leverage ratios acceptable in the market, it is likely that some of these refinancings may not be successfully accomplished or may result in proceeds that are insufficient to repay the maturing loan or loans being refinanced.

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

Debt Compliance

As of September 30, 2022 and December 31, 2021, Brookfield DTLA was in compliance with all material financial covenants contained in the loan agreements. However, given the decline in the Company’s (and its subsidiaries) operating cash flows, net operating income and fair value of the properties, accentuated by continued increases in interest rates, DTLA Holdings and the property-owning subsidiary debt obligors may face challenges in meeting the material financial covenants contained in the loan agreements as the guarantor and the borrowers, respectively, which could result in events of default that could potentially allow lenders to exercise their remedies under the loans, including accelerating such debt and foreclosing on the asset.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of September 30, 2022, Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of September 30, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the nine months ended September 30, 2022:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2021	5,855,604	77.2%
Contractual expirations and early terminations	(618,209)	(8.1)%
New leases	264,498	3.5%
Renewals	323,930	4.3%
Remeasurement adjustments	(77)	—%
Leased square feet as of September 30, 2022	5,825,746	76.9%

Lease contractual expirations and early terminations. The following table summarizes the large contractual expiries and early terminations at Brookfield DTLA’s properties during the nine months ended September 30, 2022:

Tenant	Property	Leased Square Feet

Wells Fargo Bank National Association (1)	Wells Fargo Center–North Tower, BOA Plaza	241,819
Orrick, Herrington & Sutcliffe	777 Tower	75,627
The Capital Group Companies	Wells Fargo Center–South Tower	53,316
City Storage Systems (2)	777 Tower	44,958
HSBC Bank USA National Association	EY Plaza	20,523
DBS Bank	EY Plaza	16,955
Zurich American Insurance Company (3)	777 Tower	16,401
Lamb & Kawakami LLP	Wells Fargo Center–North Tower	16,379
Kindercare Education At Work LLC (3)	Wells Fargo Center–North Tower	12,765
HyreCar Inc.	Wells Fargo Center–South Tower	11,839
Mindshow, Inc.	Wells Fargo Center–North Tower	5,829
Progressive Affordable Development, LLC	Gas Company Tower	5,673
Wilson Associates	Wells Fargo Center–South Tower	4,817
Aspen Insurance U.S. Services, Inc.	777 Tower	4,606
Charles Schwab & Co., Inc. (3)	Wells Fargo Center–South Tower	3,562
Total		535,069
(1)    Out of the expired 241,819 square feet, 191,407 square feet were renewed during the nine months ended September 30, 2022.
(2)    Out of the expired 44,958 square feet, 39,291 square feet were renewed during the nine months ended September 30, 2022.
(3)    All expired leased square feet were renewed during the nine months ended September 30, 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Occupancy rate declined slightly during the nine months ended September 30, 2022. Office tenants are still active in the leasing markets but are being more selective in making real estate decisions. LACBD remained tenant favorable. Many companies consider the evolving business environment and labor requirements to evaluate their future space demands in light of their current and projected headcount and the increased desire for more work-location flexibility. Tenants are seeking higher quality spaces modernized with new amenities that are more inviting and collaborative. Landlords are curating premier tenant experiences to better align with an active work environment, leveraging diverse food and beverage options with hospitality-focused tenant engagement services. Lease concessions, particularly tenant improvement allowances, continue to remain high as landlords continued to market increased vacant space in the slow-recovering LACBD leasing market.

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of September 30, 2022:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	88.7%	$36,439,503	$29.23
Wells Fargo Center–North Tower	1,399,795	18.5%	79.9%	34,041,149	30.43
Gas Company Tower	1,345,163	17.8%	72.9%	27,379,412	27.93
EY Plaza	963,682	12.7%	76.6%	21,674,570	29.36
FIGat7th	316,250	4.2%	89.8%	6,913,867	24.36
Wells Fargo Center–South Tower	1,124,960	14.8%	63.0%	21,628,352	30.51
777 Tower	1,024,835	13.5%	73.1%	20,502,571	27.37
	7,580,113	100.0%	76.9%	$168,579,424	$28.94
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2022. This amount reflects total base rent before any rent abatements as of September 30, 2022. Total abatements for executed leases as of September 30, 2022 for the twelve months ending September 30, 2023 are approximately $16.6 million, or $2.85 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of September 30, 2022.

Average asking net effective rents in the LACBD declined significantly during the nine months ended September 30, 2022, mainly attributable to surging leasing concessions granted in the tenant-favorable LACBD office leasing market. Management believes that on average our current rents approximate market in the LACBD.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of September 30, 2022, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

Remainder of 2022	27,226	0.5%	$829,576	0.5%	$30.47	$30.47
2023	640,316	11.0%	18,485,923	11.0%	28.87	29.13
2024	659,260	11.3%	17,674,761	10.5%	26.81	28.12
2025	745,181	12.8%	22,742,924	13.5%	30.52	32.27
2026	788,819	13.5%	20,264,760	12.0%	25.69	28.58
2027	299,580	5.1%	9,188,119	5.5%	30.67	35.74
2028	126,016	2.2%	4,123,244	2.4%	32.72	40.05
2029	302,989	5.2%	10,068,324	6.0%	33.23	42.05
2030	329,893	5.7%	10,319,053	6.1%	31.28	39.74
2031	358,684	6.2%	10,710,304	6.4%	29.86	39.40
Thereafter	1,547,782	26.5%	44,172,436	26.1%	28.54	41.74
Total expiring leases	5,825,746	100.0%	$168,579,424	100.0%	$28.94	$35.18
Currently available	1,754,367
Total rentable square feet	7,580,113
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of September 30, 2022. This amount reflects total base rent before any rent abatements as of September 30, 2022. Total abatements for executed leases as of September 30, 2022 for the twelve months ending September 30, 2023 are approximately $16.6 million, or $2.85 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of September 30, 2022.
(3)Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Potential Asset Dispositions

We may pursue the disposal of assets in order to (1) preserve cash through the disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) or (2) generate cash through the disposition of strategically-identified properties with positive equity value. If we choose to pursue asset dispositions as our source of liquidity, we cannot assure you that such a disposition could be completed in a timely manner or on terms acceptable to us.

In addition, the ordinance, Measure United to House L.A. (“Measure ULA”), which is expected to pass in November 2022, would reduce the net sales proceeds from our potential asset dispositions. This ordinance increases real estate transfer taxes in the City of Los Angeles effective April 1, 2023. Such real estate transfer taxes are levied when a property is sold, and usually paid by the seller. Prior to the effective date of this ordinance, the City of Los Angeles taxed all real estate transactions at 0.45% applied to the fair value of the property net of debt. This ordinance implements a new progressive structure for the transfer tax, which taxes real estate sales transactions valued at $10.0 million and above at 5.5% on the gross fair value of the property without regard to debt.

Discussion of Consolidated Cash Flows

The following discussion of Brookfield DTLA’s cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Nine Months Ended		Dollar Change
	September 30,
	2022	2021

Net cash provided by operating activities	$49,086	$66,038	$(16,952)
Net cash used in investing activities	$(37,065)	$(20,211)	$(16,854)
Net cash used in financing activities	$(25,550)	$(40,327)	$14,777

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the leasing activity of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants, (4) changes in working capital, and (5) interest payments. The decrease in cash provided by operating activities is primarily attributable to increases in interest payments on secured debt of $9.0 million due to the rising interest rate environment in 2022, as well as increases in rental property operating and maintenance expense by $7.7 million as a result of increased physical occupancy.

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

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. During the nine months ended September 30, 2022, proceeds from drawings on loans secured by 777 Tower and Wells Fargo Center–South Tower of $13.9 million and $2.4 million, respectively, as well as net proceeds from the issuance of Series B preferred interest of $14.9 million was the main source of cash provided by financing activities. Cash outflows were mainly driven by repurchases of and distributions to Series B preferred interest of $47.0 million and $9.8 million, respectively, using the excess operating cash flows generated from properties. In comparison, during the same period in 2021, net proceeds from the refinancing of the loans secured by the Gas Company Tower and the issuance of Series B preferred interest of $6.0 million were the main source of cash provided by financing activities. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. As Brookfield DTLA had excess cash from operating activities generated from properties, it repurchased $37.5 million of the Series B preferred interest and made distribution of $12.7 million to the Series B preferred interest.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

Comparison of the Three Months Ended September 30, 2022 to September 30, 2021

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Three Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2022	2021

Revenue:
Lease income	$66.4	$61.9	$4.5	7%
Parking	8.0	6.8	1.2	18%
Interest and other	0.2	0.1	0.1	100%
Total revenue	74.6	68.8	5.8	8%

Expenses:
Rental property operating and maintenance	27.7	24.9	2.8	11%
Real estate taxes	10.0	10.1	(0.1)	(1)%
Parking	2.8	2.5	0.3	12%
Other expenses	1.9	0.7	1.2	171%
Depreciation and amortization	25.1	26.5	(1.4)	(5)%
Interest	28.0	18.8	9.2	49%
Impairment of real estate and intangible assets	95.4	—	95.4	100%
Total expenses	190.9	83.5	107.4	129%

Other Income:
Equity in earning of unconsolidated real estate joint venture	0.4	0.3	0.1	33%
Total other income	0.4	0.3	0.1	33%

Net loss	$(115.9)	$(14.4)	$(101.5)	705%

Lease income

Increase in lease revenue during the three months ended September 30, 2022 was mainly due to higher recoveries, driven by increased operating and maintenance expenses as a result of higher physical occupancy as discussed in “Current Period Highlights”.

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

Interest Expense

An increase in interest expense during the three months ended September 30, 2022 was mainly due to the rise in interest rates during 2022.

Impairment of Real Estate and Intangible Assets

During the three months ended September 30, 2022, upon our review of the current market conditions, the Company recognized impairment charges on Wells Fargo Center–South Tower’s investments in real estate of $94.6 million and intangible assets associated with this property of $0.9 million to reduce their carrying amounts to their estimated fair value. No impairment loss was recorded in the same period in 2021 on any of the Company’s properties.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Comparison of the Nine Months Ended September 30, 2022 to September 30, 2021

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Nine Months Ended		Increase/ (Decrease)	% Change
	September 30,
	2022	2021
Revenue:
Lease income	$196.9	$188.9	$8.0	4%
Parking	22.5	18.2	4.3	24%
Interest and other	0.8	0.7	0.1	15%
Total revenue	220.2	207.8	12.4	6%

Expenses:
Rental property operating and maintenance	77.6	69.9	7.7	11%
Real estate taxes	29.7	30.2	(0.5)	(2)%
Parking	7.7	5.9	1.8	30%
Other expenses	5.7	6.7	(1.0)	(15)%
Depreciation and amortization	76.3	80.2	(3.9)	(5)%
Interest	67.8	61.1	6.7	11%
Impairment of real estate and intangible assets	95.4	—	95.4	100%
Total expenses	360.2	254.0	106.2	42%

Other Income:
Equity in earning of unconsolidated real estate joint venture	1.0	0.6	0.4	67%
Total other income	1.0	0.6	0.4	67%

Net loss	$(139.0)	$(45.6)	$(93.4)	205%

Lease income and parking revenue

Increase in lease income during the nine months ended September 30, 2022 was mainly due to higher recoveries, driven by increased operating and maintenance expenses as a result of higher physical occupancy as discussed in “Current Period Highlights”. Increase in parking revenue was also due to higher physical occupancy.

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

Interest Expense

An increase in interest expense on secured debt by $12.0 million was primarily due to the rise in interest rates during 2022. Such increase was partially offset by the $4.6 million nonrecurring loss on early extinguishment of the debt secured by Gas Company Tower in February 2021.

Impairment of Real Estate and Intangible Assets

During the nine months ended September 30, 2022, upon our review of the current market conditions, the Company recognized impairment charges on Wells Fargo Center–South Tower’s investments in real estate of $94.6 million and intangible assets associated with this property of $0.9 million to reduce their carrying amounts to their estimated fair value. No impairment loss was recorded in the same period in 2021 on any of the Company’s properties.

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

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation” of this Quarterly Report on Form 10-Q for a discussion of use of estimates, impairment review of investments in real estate and unconsolidated real estate joint venture, and collectibility assessment on rents, deferred rents and other receivables during the three and nine months ended September 30, 2022.

Recently Issued Accounting Literature

See Item 1. “Financial Statements—Notes to Consolidated Financial Statements—Note 3—Recently Issued Accounting Literature” of this Quarterly Report on Form 10-Q for information regarding the impact of the adoption of new accounting pronouncements during the nine months ended September 30, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022, $1.8 billion, or 80%, of Brookfield DTLA’s debt bears interest at variable rates based on one‑month LIBOR. Brookfield DTLA does not trade in financial instruments for speculative purposes. The primary market risk to which we believe we may be exposed is interest rate risk, which result from many factors, including government monetary and tax policies, economic considerations, and other factors that are beyond our control.

We utilize interest rate cap contracts to manage the interest rate risk of our outstanding debt and to limit the effects of interest rate risks on our operations. The use of interest rate cap contracts to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk. Brookfield DTLA’s interest rate cap contracts in place as of September 30, 2022 are as follows:

	Notional Value	Strike Rate (1)	Effective Date	Expiration Date

Wells Fargo Center–North Tower (2)	$400,000	2.57%	10/15/2021	10/15/2022
Wells Fargo Center–North Tower (2)	65,000	2.57%	10/15/2021	10/15/2022
Wells Fargo Center–North Tower (2)	35,000	2.57%	10/15/2021	10/15/2022
Wells Fargo Center–South Tower (4)	290,000	3.63%	11/4/2020	11/4/2022
777 Tower	268,600	4.00%	11/10/2021	11/10/2022
777 Tower	50,000	4.00%	11/10/2021	11/10/2022
EY Plaza (3)	275,000	4.00%	9/22/2020	10/15/2022
EY Plaza (3)	30,000	4.00%	9/22/2020	10/15/2022
Gas Company Tower	350,000	4.00%	2/3/2021	2/15/2023
Gas Company Tower	65,000	4.00%	2/3/2021	2/15/2023
Gas Company Tower	50,000	4.00%	2/3/2021	2/15/2023
Total	$1,878,600
__________
(1)The index used for all derivative financial instruments shown above is 1-Month LIBOR.
(2)In September 2022, Brookfield DTLA exercised the last one-year option to extend the maturity date of the $500.0 million mortgage and mezzanine loans secured by Wells Fargo Center—North Tower to October 2023. In October 2022, Brookfield DTLA entered into interest rate cap contracts of aggregate notional amount of $500.0 million that limit the SOFR portion of the interest rate to 3.40% with expiration date on October 15, 2023.
(3)In September 2022, Brookfield DTLA exercised the first one-year option to extend the maturity date of the $305.0 million mortgage and mezzanine loans secured by EY Plaza to October 2023. In October 2022, Brookfield DTLA entered into interest rate cap contracts of aggregate notional amount of $305.0 million that limit the LIBOR portion of the interest rate to 3.41% with expiration date on October 15, 2023.
(4)In September 2022, Brookfield DTLA exercised the only one-year option to extend the maturity date of the $263.2 million mortgage loan secured by Wells Fargo Center—South Tower to November 2023. In November 2022, Brookfield DTLA entered into interest rate cap contracts of aggregate notional amount of $263.2 million that limit the SOFR portion of the interest rate to 2.87% with expiration date on November 4, 2023.

Interest Rate Sensitivity

Our future earnings and fair value relating to our outstanding debt are primarily dependent upon prevalent market interest rates. The following table illustrates the effect of a 1% change in interest rates on our fixed- and variable-rate debt as of September 30, 2022:

		Fair Value of
	Annualized Effect on Future Interest Expense due to Variable-rate Debt:	Secured Debt

Rate increase of 1%	$13,405	$(7,532)
Rate decrease of 1%	$(18,475)	$6,774

The impact of a 1% increase or decrease in interest rates would have an immaterial effect on the fair value of Brookfield DTLA’s interest rate cap contracts as of September 30, 2022.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the measures taken in response to the COVID-19 pandemic. We are continually monitoring and assessing the impact of these measures on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.    Risk Factors.

In addition to the risk factors included in Part I, “Item IA. Risk Factors” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022, we include the following updates:

COMPANY AND REAL ESTATE INDUSTRY RISKS

The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the ongoing global pandemic of novel strain of the coronavirus, continuing uncertainty in the office leasing market, the marked increase in interest rates; and turbulence in financing markets

While physical occupancy levels have improved slightly when compared to the prior quarter, leasing activity and physical occupancy in the LACBD has not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but being more selective in making rental decisions, and relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. We expect impacts of COVID-19 to continue adversely affecting our financial results and the LACBD Class A office leasing market in general. In addition, during the second and third quarter of 2022, uncertainty in the overall economy has returned due to the Federal Reserve materially raising interest rates to fight inflation and the impact of the war in the Ukraine. See “Risk Factors—We may be adversely affected by trends in the office real estate industry.” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 for additional information.

If interest rates remain high or further increase and uncertainty in the overall economy continues, a slowdown in economic growth could be seen in the near-term which could adversely affect leasing activity and adversely affect our ability to refinance our secured debt as it becomes due. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General” for additional discussions.

There are numerous risks associated with the use of debt to finance our business, including refinancing and interest rate risks.

Brookfield DTLA incurs debt in the ordinary course of its business and therefore is subject to the risks associated with debt financing. These risks, including the following, may adversely impact our operating results and financial condition: our cash flows may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses and meet all of our other obligations; for our variable-rate debt, the benchmark rates and credit spreads on which these debts are based have materially increased and there can be no assurance that the rate will not further increase in the future, increasing our interest expense. In addition, the cost of acquiring interest rate caps, which we are required to obtain with respect to the Company’s existing floating rate secured loans (and which we expect will be required to obtain similar loan to refinance our maturing debt), has risen sharply and there is no assurance that we will be able hedge such exposure effectively or at all in the future or bear the increased cost of such hedges. We may not be able to refinance indebtedness (or negotiate extensions) on our properties at maturity due to these business and market factors (including: disruptions and volatility in the capital and credit markets, the estimated cash flows of our properties, and the value (or appraised value) of our properties), financial, competitive, business and other factors, including factors beyond our control.

If current market conditions continue (or deteriorate further) and unless we can raise additional funds from outside sources, including our affiliates, it is likely that in some cases we will not be able to repay or refinance the debt secured by our properties at maturity, and we could default on such debt unless we can obtain an extension of the maturity date. A default may permit the lenders to foreclose on the applicable property. Proceeds from any disposition of a foreclosed property may not be sufficient to repay the full amount of the underlying debt. If, in some cases, we are unable to extend, refinance or repay our debt as it comes due, our business, financial condition and operating results may be materially and adversely affected. If we are unable to refinance our debt as it matures on acceptable terms, or at all, we may need to dispose of one or more of our properties on disadvantageous terms. Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new debt is likely to be on terms that are expected to be materially less favorable than the current terms of the related indebtedness and include operational and financial covenants significantly more restrictive than our current debt covenants which may limit the operation or growth of our business. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness” for additional discussions.

RISKS RELATED TO THE OWNERSHIP OF BROOKFIELD DTLA SERIES A PREFERRED STOCK

The Series A preferred stock ranks junior to any indebtedness of Brookfield DTLA and its subsidiaries.

Brookfield DTLA is a holding company and does not own any material assets other than the equity interests of its subsidiaries, which conduct all of the Company’s operations. As a result, distributions or advances from the Company’s subsidiaries will be the primary source of funds available to meet the obligations of the Company, including any obligation to pay dividends, if declared, or other distributions in respect of the Series A preferred stock. Other than as required under the “Distribution Waterfall” as described in Part I — Item 1. Financial Statements — Note 9 — “Mezzanine Equity”, there is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem or make distributions to the Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest (collectively, the “Preferred Interests”). If we are unable to obtain sufficient sources of liquidity, including through asset sales above their secured debt balances, and/ or through contributions from stockholders or from affiliates that hold interests in our subsidiaries, it is unlikely that we would be able to make distributions to the Preferred Interests in amounts equal to their redemption values. In particular, in the event of waterfall distributions, the Series A preferred stock ranks junior to Series B preferred interest. Given our current and future property valuations, as well as our obligations and liabilities, there is no assurance that there would be any cash available for distributions to holders of the Series A preferred stock after the Company satisfies its debt obligations and makes the distributions to the Series B preferred interest holders to which they are entitled.

These risk factors supplement the risk factors included in Part I, “Item IA. Risk Factors” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

Dividends on the Series A preferred stock are cumulative and therefore will continue to accrue at an annual rate of $1.90625 per share. As of October 31, 2022, the cumulative amount of unpaid dividends totaled $237.8 million.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer dated November 10, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 10, 2022 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Principal Executive Officer and Principal Financial Officer dated
November 10, 2022 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Date: As of November 10, 2022

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)