Form 10-K
period 2022-12-31
Brookfield DTLA Fund Office Trust Investor Inc.
filed 2023-03-31
CIK 1575311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2022 was $0. There is no established trading market for the registrant’s shares of common equity.
As of March 24, 2023, none of the registrant’s common stock was traded on any public market.

DOCUMENTS INCORPORATED BY REFERENCE
None

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, include statements regarding our operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies and outlook, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods and the intention to continue to provide unaudited annual and quarterly financial statements following the delisting and deregistration of the Series A preferred stock and the potential for the Series A preferred stock to be quoted on the Pink Sheets (as defined below), and include words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “seeks,” “intends,” “targets,” “projects,” “forecasts,” “likely,” or negative versions thereof and other similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to:

•The use of debt to finance Brookfield DTLA’s business or that of its subsidiaries, especially given recent increases in market interest rates and their impact on borrowing and hedging costs and the ability to refinance. Brookfield DTLA has experienced defaults on some of its debt obligations and additional defaults are likely. The continuing failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all is likely to deepen liquidity concerns;

•Our inability to reduce our significant level of indebtedness, particularly in light of the conditions in the financing markets and effects of continuing reduced demand for office space in our market;

•Risks associated with the timing and consequences of current and potential loan defaults and assets dispositions or foreclosures;

•Risks associated with our ability to dispose of properties with potential value above the debt, if and when we decide to do so, at prices or terms set by or acceptable to us;

•Risks incidental to the ownership and operation of real estate properties, including local real estate conditions;

•The impact or unanticipated impact of general economic, political and market factors such as an economic recession in the regions in which Brookfield DTLA or any of its subsidiaries does business, including the effects of reduced demand for office space and the increased interest rate environment and the residual effect of COVID-19 pandemic on our business;

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

•Potential environmental liabilities;

•Changes in tax laws and other tax-related risks, particularly the adverse effect of recent large increases in local real estate transfer taxes which will likely have the effect of materially reducing the values or our assets;

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

Item 1.    Business.

Our Company

Brookfield DTLA is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended (the “Merger Agreement”), and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity wholly-owned by Brookfield Corporation, a corporation under the laws of Ontario, and the primary vehicle through which Brookfield Corporation invests in real estate on a global basis. On December 9, 2022, Brookfield Asset Management Inc. (“BAM”) completed a distribution and listing of 25% of its asset management business — Brookfield Asset Management Ltd. The global alternative asset management business is now owned and operated through Brookfield Asset Management ULC. BAM is now known as Brookfield Corporation.

As of December 31, 2022 and 2021, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

On May 31, 2019, Brookfield DTLA Fund Properties II LLC (“Fund II”), a wholly-owned subsidiary of the Company, entered into an agreement to contribute and transfer all of its wholly-owned interests in Brookfield DTLA 4050/755 Inc., the indirect property owner of Beaudry (previously known as 755 South Figueroa), a residential development property, in exchange for noncontrolling interests in a newly formed joint venture with Brookfield DTLA FP IV Holdings LLC, a wholly-owned subsidiary of DTLA Holdings. As of December 31, 2022, the Company’s ownership interest in the joint venture was 22.1%, a decrease from 33.6% as of December 31, 2021 as a result of additional capital contributed by Brookfield DTLA FP IV Holdings LLC to the joint venture during the year ended December 31, 2022.

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

Management also views the unconsolidated real estate joint venture, Brookfield DTLA Fund Properties IV LLC, as a separate operating segment. This joint venture engages in the development of the multifamily residential real estate property, Beaudry, which has different economic characteristics compared to commercial office and retail properties described above. The progress of the development project, funding requirements, projected returns and other discrete financial information of the joint venture are regularly reviewed by management to assess performance. However, since this joint venture is not considered material to the overall results of the Company, it is not a reportable segment.

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

A significant portion of Brookfield DTLA’s lease income is generated by a small number of tenants. No tenant accounted for more than 10% of our consolidated lease income during the years ended December 31, 2022, 2021 and 2020. See Item 2. “Properties—Tenant Information.”

During the years ended December 31, 2022, 2021 and 2020, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated revenue. The revenue generated by these six properties totaled 96%, 95% and 97% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The values of our assets are affected by the taxes on real estate transactions. In particular, sales and other transfers of our real estate assets often are subject to real estate transfer and other similar taxes. An increase in these taxes from 0.45% to 5.5% will go into effect on April 1, 2023, which increase is likely to materially and adversely affect the values of our real estate assets.

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

During the year ended December 31, 2022, the following energy reduction initiatives were made in our properties:

•At EY Plaza, we replaced the light fixtures in the corridor with light emitting diode (“LED”) fixtures, resulting in energy savings totaling 429 kilowatt hours (“kWh”) per year;
•At 777 Tower, we retrofitted 24 elevator lights and 45 hallway lights to LED to extend the lifespan of the lights and become more energy efficient;
•At BOA Plaza, we completed the lighting projects totaling 680 light fixtures which resulted in total savings of over 133,000 kWh per year;
•We achieved an Energy Star of 87, 91and 94 at BOA Plaza, EY Plaza and Wells Fargo Center, respectively;
•BOA Plaza is undergoing a light retrofit which will result in 204,000 kWh savings; and
•At Wells Fargo Center, we are replacing our centrifugal chillers with R-11 refrigerant and a 5 cell wood cooling tower, which will reduce our carbon footprint.

Insurance

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with a portfolio shared aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $500.0 million of earthquake insurance for California, and $350.0 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s properties located in the United States.

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

Employees

As of December 31, 2022, Brookfield DTLA had no employees. The operations and activities of Brookfield DTLA are externally managed by employees of the Manager.

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

RISKS RELATED TO THE OWNERSHIP OF BROOKFIELD DTLA SERIES A PREFERRED STOCK

Brookfield DTLA’s subsidiaries have issued, and may in the future issue, equity securities that are senior to the equity interests of such subsidiary that are owned, directly or indirectly, by the Company. The respective organizational documents of Brookfield DTLA and its subsidiaries generally do not restrict the issuance of debt or equity by any of Brookfield DTLA’s subsidiaries, and any such issuance may adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. As part of the transactions immediately following the consummation of the merger with MPG, subsidiaries of the Company issued equity interests that rank senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA, and as a result, rank senior to the Series A preferred stock. Additionally, at the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Brookfield DTLA Fund Properties II LLC for which it will be entitled to receive a preferred return. Pursuant to the amendments to the Limited Liability Company Agreement of Fund II effective November 2022, such contribution commitment by DTLA Holdings increased to $425.0 million. As of December 31, 2022, $88.6 million is available to the Company under this commitment for future funding.

The Series B preferred interest in Fund II held by DTLA Holdings is senior to the interest in Fund II held by Brookfield DTLA and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by Brookfield DTLA and, as a result, rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

In addition, the amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities, including upcoming debt obligations, leasing costs and capital expenditures, without issuing additional debt or equity, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease. Brookfield DTLA does not expect this situation to improve this year. If Brookfield DTLA’s operating cash flows and capital continues to be insufficient to cover its operating costs or to repay its indebtedness as it comes due, we may seek to issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. In many cases, such securities may be issued if authorized by the board of directors of Brookfield DTLA without the approval of holders of the Series A preferred stock.

The Series A preferred stock ranks junior to any indebtedness of Brookfield DTLA and its subsidiaries. Brookfield DTLA is a holding company and does not own any material assets other than the equity interests of its subsidiaries, which conduct all of the Company’s operations. As a result, distributions or advances from the Company’s subsidiaries will be the primary source of funds available to meet the obligations of the Company, including any obligation to pay dividends, if declared, or other distributions in respect of the Series A preferred stock. Our current and future obligations and liabilities may limit the amount of funds available to Brookfield DTLA for any purpose, including for dividends or distributions to holders of its capital stock, including the Series A preferred stock. Other than as required under the “Distribution Waterfall” as described in Part II — Item 8. Financial Statements — Note 8 — “Mezzanine Equity”, there is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem or make distributions to the Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest (collectively, the “Preferred Interests”). If we are unable to obtain sufficient sources of liquidity, including through asset sales above their secured debt balances, or through contributions from stockholders or from affiliates that hold interests in our subsidiaries, and the Company makes or is required to make distributions under the “Distributions Waterfall”, it is unlikely that we would be able to make distributions to the Preferred Interests in amounts equal to their redemption values, especially as the Series A preferred stock ranks junior to Series B preferred interest. Moreover, given our current valuations, as well as our obligations and liabilities, there can be no assurance that there would be any cash available for distributions to holders of the Series A preferred stock after the Company satisfies its debt obligations and makes the distributions to the Series B preferred interest holders to which they are entitled.

The Series A preferred stock has no stated maturity date, Brookfield DTLA is not obligated to declare and pay dividends on the Series A preferred stock, and Brookfield DTLA may never again declare dividends on the Series A preferred stock. The Series A preferred stock has no stated maturity date, and accordingly, could remain outstanding indefinitely. In addition, while the Series A preferred stock will accumulate dividends at the stated rate (whether or not authorized by the board of directors of Brookfield DTLA and declared by the Company), there is no requirement that Brookfield DTLA declares and pays dividends on the Series A preferred stock, and except for a one-time dividend of $2.25 per share of Series A preferred stock that was paid in connection with the settlement on a class-wide basis of the litigation brought in Maryland State Court and styled as In re MPG Office Trust Inc. Preferred Shareholder Litigation, Case No. 24-C-13-004097, Brookfield DTLA has not, and may not in the future, declare and pay dividends on the Series A preferred stock.

Brookfield DTLA’s ability to pay dividends is limited by the requirements of Maryland law. Brookfield DTLA’s ability to pay dividends on the Series A preferred stock is limited by the laws of the State of Maryland. Under Maryland General Corporation Law (“MGCL”), a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus all prior liquidation preferences (unless the charter of the corporation provides otherwise). Accordingly, with limited exception, Brookfield DTLA may not make a distribution (including a dividend payment or redemption) on the Series A preferred stock if, after giving effect to the distribution, Brookfield DTLA may not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of Brookfield DTLA’s total liabilities plus prior liquidation preferences, if any. Due to the foregoing limitations, there can be no assurance that, if Brookfield DTLA desires to declare and pay dividends in the future, it would be legally permissible for the Company to do so.

There was no established trading market for shares of the Series A preferred stock at the time of issuance and Brookfield DTLA has begun the process for the delisting and deregistration of the shares. The Series A preferred stock was issued in connection with the consummation of the transactions contemplated by the Merger Agreement and there was no established trading market for the shares of Series A preferred stock.

Although the Series A preferred stock is currently registered under the Exchange Act and listed on the New York Stock Exchange, as described in Part II, Item 9B. “Other Information.”, on March 31, 2023, Brookfield DTLA began the process for the voluntary delisting and deregistration of the Series A preferred stock. After the delisting and deregistration of the Series A preferred stock, the Company intends to continue to make unaudited annual and quarterly financial statements available to investors. The Company also will seek to have the Series A preferred stock quoted on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”) in the OTC Pink Limited Information marketplace, although it cannot provide any assurance that any broker-dealer will make a market in the Series A preferred stock, which is a requirement for Pink Sheet quotation. When the Series A preferred stock is delisted, the market for the shares of Series A preferred stock could be adversely affected, though price quotations for the shares of Series A preferred stock might still be available from other sources. The extent of the public market for the Series A preferred stock and availability of such quotations will depend upon such factors as the number of holders and/or the aggregate market value of the publicly held shares of Series A preferred stock, the interest in maintaining a market in the Series A preferred stock on the part of securities firms and other factors. Following the termination of the registration, Brookfield DTLA will not be required to furnish any information to holders of the Series A preferred stock.

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

Members of Brookfield DTLA’s management team have competing duties to other entities. Brookfield DTLA’s executive officers are employees of the Manager and therefore do not spend all of their time managing the Company’s activities and real estate portfolio. Many of Brookfield DTLA’s executive officers allocate most of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to Brookfield DTLA’s affairs. Accordingly, Brookfield DTLA competes with BPY, Brookfield Asset Management Ltd. and Brookfield Corporation, their affiliates and possibly other entities for the time and attention of these officers.

COMPANY AND REAL ESTATE INDUSTRY RISKS

There are numerous risks associated with the use of debt to finance our business, including refinancing and interest rate risks. As of the issuance date of this Annual Report, the Company had $2.3 billion of total consolidated debt, including $1,128.9 million and $400.0 million maturing in 2023 and 2024, respectively. These risks, including the following, may adversely impact our operating results and financial condition: our cash flows may be insufficient to meet required payments of principal and interest; payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses and meet all of our other obligations; for our variable-rate debt, the benchmark rates and credit spreads on which these debts are based have materially increased and there can be no assurance that the rate will not further increase in the future, increasing our interest expense. In addition, the cost of acquiring interest rate protection agreements, which we are required to obtain with respect to the Company’s existing floating rate secured loans (and which we expect will be required to obtain for similar loan to refinance our maturing debt), has risen sharply and there is no assurance that we will be able to hedge such exposure effectively or at all in the future or bear the increased cost of such hedges. We may not be able to refinance indebtedness (or negotiate extensions) on our properties at maturity due to various business and market factors (including disruptions and volatility in the capital and credit markets, estimated cash flows of our properties, and the value (or appraised value) of our properties), financial, competitive, business and other factors, including factors beyond our control.

The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities, including upcoming debt obligations, leasing costs and capital expenditures, without issuing additional debt or equity, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease. Brookfield DTLA does not expect this situation to improve this year. If current market conditions continue (or deteriorate further) and unless we can raise additional funds from outside sources, including our affiliates, it is likely that in some cases we will not be able to repay or refinance the debt secured by our properties at maturity, and we could default on such debt unless we can obtain an extension of the maturity date. A default may permit the lenders to foreclose on the applicable property. Proceeds from any disposition of a foreclosed property may not be sufficient to repay the full amount of the underlying debt and therefore we may not receive proceeds from the sale of that property. In addition, because of insufficient available cash, we have not made and may not be able to make interest or other required payments on certain of our debt obligations.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Going Concern” for additional discussion of debt in default and potential default.

If we are unable to refinance our debt as it matures on acceptable terms, or at all, or we cannot timely make all of the payments of interest and other amounts due on our debt, we may need to dispose of one or more of our properties on disadvantageous terms. Furthermore, even if we are able to obtain extensions on or refinance our existing debt, such extensions or new debt is likely to be on terms that are expected to be materially less favorable than the current terms of the related indebtedness and include operational and financial covenants significantly more restrictive than our current debt covenants which may limit the operation or growth of our business. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness” for additional discussions.

The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by continuing uncertainty in the office leasing market; the marked increase in interest rates; turbulence in financing markets; the requirement to modify loans which interest rate is based in LIBOR to SOFR; and the ongoing global pandemic of the coronavirus. Leasing activity and occupancy in the LACBD have not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but are more selective in making rental decisions, and relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. We expect the residual effect of COVID-19 to continue adversely affecting our financial results and the LACBD Class A office leasing market in general. In addition, since the second quarter of 2022, uncertainty in the overall economy has returned due to the Federal Reserve materially raising interest rates to fight inflation and the impact of the war in the Ukraine. The increase and volatility in interest rates, not only increase the cost of our floating rate debt and the rates or spread on any new financing we may seek, but it also materially increased the cost of interest rate protection agreements. See “Risk Factors—We may be adversely affected by trends in the office real estate industry” below, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness” for additional information.

If interest rates remain high or further increase and uncertainty in the overall economy continues, a slowdown in economic growth could be seen in the near-term which could adversely affect leasing activity and adversely affect our ability to refinance our secured debt as it becomes due. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General” for additional discussions.

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

Brookfield DTLA’s economic performance and the value of its real estate assets are subject to the risks incidental to the ownership and operation of real estate properties. Brookfield DTLA’s economic performance, the value of its real estate assets and, therefore, the value of the Series A preferred stock, is subject to the risks normally associated with the ownership and operation of real estate properties, including but not limited to: downturns and trends in the national, regional and local economic conditions where our properties are located; global economic conditions; the cyclical nature of the real estate industry; adverse economic or real estate developments in Southern California, particularly in the LACBD; local real estate market conditions; our liquidity situation, including our failure to obtain additional capital or extend or refinance debt maturities on favorable terms or at all; changes in interest rates and the availability of financing; inflation; competition from other properties; the need to periodically renovate, repair and re-lease space and the costs thereof; increases in maintenance, insurance and operating costs; civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; a decrease in the attractiveness of our properties to tenants; a decrease in the underlying value of our properties; and certain significant expenditures, including property taxes, maintenance costs, debt payments, insurance costs and related charges that must be made regardless of whether or not a property is producing sufficient income to service these expenses.

The results of our business and our financial condition are significantly dependent on the economic conditions and demand for office space in Los Angeles and southern California. All of Brookfield DTLA’s properties are located in Los Angeles County, California in the LACBD, which may expose us to greater economic risks than if most of our properties were located in a different geographic region or more geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, the continuing decrease in the demand for Class A office space, particularly in the LACBD, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the markets for office space, particularly in Southern California. Such adverse developments include the present oversupply of or reduced demand for office space; declines in property values; business layoffs, downsizings, relocations or industry slowdowns affecting tenants of our properties; changing demographics; increased telecommuting; terrorist targeting of or acts of war against high-rise structures; infrastructure quality; California state budgetary constraints and priorities; increases in real estate and other taxes, including the recent significant increase in real estate transfer taxes in Los Angeles that goes into effect on April 1 of this year; costs of complying with state, local and federal government regulations or increased regulation and other factors. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many other U.S. states, which may adversely impact the market, including the demand for, office space in California. There can be no assurance as to the growth of the Southern California or the national economy or our future growth rate.

U.S. economic conditions are uncertain; Volatility in the Banking Sector. In particular, volatility in the U.S. and international capital markets and the condition of the California economy may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of tenants in our properties. The recent problems with, and failure of, several U.S. mid-size banks has resulted in increased concern over the health of the banking sector in general and could have an outsized impact on conditions in the State of California. As banks are important suppliers of debt to the Company, these concerns, coupled with increased focus and concerns with the quality of the banking sector assets (particularly their portfolio of real estate loans) may make it harder for the Company to refinance or extend its debt, find alternative financing or workout its loan defaults.

Brookfield DTLA’s inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that will be subject to expiring leases would adversely affect our cash flows, operating results and financial condition; Inability to finance tenant improvements. Our income-producing properties generate revenue through rental payments made by tenants of the properties. Upon the expiry of any lease, there can be no assurance that the lease will be renewed or the tenant replaced. The terms of any lease renewal or extension, or of any new lease for such space may be less favorable to us than the existing lease, and may be less favorable to us than prevailing market terms for similar leases in the relevant market. We would be adversely affected, in particular, if any significant tenant ceases to be a tenant and cannot be replaced on similar or better terms or at all. New leases or the extension of existing leases often require us to finance in whole or in part improvements to be made to the tenant’s space. The Company’s limited liquidity and limited sources of cash may make it difficult or impossible to provide this financing for tenants in certain of our assets which would adversely affect our ability to enter into new or extend existing leases or result in lower rental payments for these assets.

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

Brookfield DTLA could be adversely impacted by tenant defaults, bankruptcies or insolvencies. Brookfield DTLA owns, operates and manages commercial office and retail properties in the LACBD and receives its income primarily from lease income generated from tenants of those properties. Tenants of our properties may experience a downturn in their business, which could cause the loss of tenants or weaken their financial condition and result in the tenants’ inability to make lease payments when due or require rent concessions. If a tenant defaults, we may experience delays and incur costs in enforcing our rights as landlord and protecting our investments. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict a tenant solely because of its bankruptcy. In addition, the bankruptcy court may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt or insolvent tenant will pay in full the amounts it owes under a lease. The loss of lease payments from tenants and costs of re-leasing would adversely affect our cash flows, operating results and financial condition. In addition, the loss of a significant tenant could cause harm to our reputation. In the event of a significant number of lease defaults and/or tenant bankruptcies, it may be difficult, costly and time consuming to attract new tenants and lease the space for the rent and on terms as favorable as the previous leases or at all. The loss of lease payments from tenants and costs of re-leasing would adversely affect our operating results and financial condition, and our cash flows may not be sufficient to meet all of our obligations and liabilities.

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

We have outstanding variable debt and interest rate protection agreements that are indexed to LIBOR. The Company is required to change the interest rates on our debt which is indexed to USD-LIBOR to SOFR, which may adversely affect interest expense and hedging costs and may result in interest obligations and interest rate protection agreements which are more than the payments that would have been made on such debt and interest rate protection agreements if USD-LIBOR was available in its current form. All of the Company’s variable debt contracts contain fallback language that lays out the process through which a replacement rate can be identified or used when LIBOR is not available. The LIBOR interest rate index for the debt secured by Wells Fargo Center–North Tower and Wells Fargo Center–South Tower was replaced by SOFR in October 2022 and November 2022, respectively. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

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

Climate change may adversely impact our operations and markets. Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in intense precipitation and extreme heat events, as well as tropical and non-tropical storms. The occurrence of one or more natural disasters, such as fires, floods and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations or the operations of our tenants and negatively impact our financial performance. To the extent these events result in significant damage to or closure of one or more of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage and increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

We may incur other tax liabilities that could reduce our cash flows. We may be subject to certain federal, state and local taxes on our income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to avoid federal corporate income tax on our earnings, each year we must distribute to holders of our stock, including holders of the Series A preferred stock, at least 90% of our REIT taxable income, determined before the deductions for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income and net capital gain, we will be subject to federal corporate income tax on our undistributed REIT taxable income and net capital gain. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to holders of our stock, including holders of the Series A preferred stock, in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to holders of our stock, including holders of the Series A preferred stock, and lower distributions of cash could adversely affect the value of the Series A preferred stock. Furthermore, the ordinance, Measure United to House L.A. (“Measure ULA”), which was passed in November 2022, reduces the net sales proceeds from our potential asset dispositions. This ordinance increases real estate transfer taxes in the City of Los Angeles effective April 1, 2023. Such real estate transfer taxes are levied when a property is sold, and usually paid by the seller. Prior to the effective date of this ordinance, the City of Los Angeles taxed all real estate transactions at 0.45% applied to the fair value of the property net of debt encumbering the property. This ordinance implements a new progressive structure for the transfer tax, which taxes real estate sales transactions valued at $10.0 million and above at 5.5% on the gross fair value of the property without regard to debt encumbering the property, resulting in a reduction in net cash proceeds from potential asset dispositions.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends. Certain dividends known as qualified dividends currently are subject to the same tax rates as long-term capital gains, which are lower than rates for ordinary income. Dividends payable by REITs, however, generally are not eligible for such reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our stock, including the Series A preferred stock. However, under current law and through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of “ordinary” REIT dividends (i.e., dividends other than capital gain dividends and qualified dividend income), which temporarily reduces the effective tax rate on such dividends.

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

Historical Percentage Leased and Rental Rates

The following table sets forth the percentage leased, annualized rent, and annualized rent per rentable square foot of executed leases at Brookfield DTLA’s properties as of the dates indicated:

	Percentage Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

December 31, 2020	79.1%	$165,568,312	$27.62
December 31, 2021	77.2%	$167,310,265	$28.57
December 31, 2022	77.3%	$170,613,809	$29.13
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of the date indicated. This amount reflects total base rent before any rent abatements as of the date indicated. Total abatements for executed leases as of December 31, 2022 for the twelve months ending December 31, 2023 are approximately $15.4 million, or $2.62 per leased square foot. Total abatements for executed leases as of December 31, 2021 for the twelve months ended December 31, 2022 were approximately $13.8 million, or $2.35 per leased square foot. Total abatements for executed leases as of December 31, 2020 for the twelve months ended December 31, 2021 were approximately $6.1 million, or $1.02 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of the same date.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2022:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2021	5,855,604	77.2%
Contractual expirations and early terminations	(646,293)	(8.4)%
New leases	297,351	3.9%
Renewals	351,109	4.6%
Remeasurement adjustments	(77)	—%
Leased square feet as of December 31, 2022	5,857,694	77.3%

Property Statistics

The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2022:

				Square Feet
Property	Number of Buildings	Number of Tenants	Year Acquired/ Constructed	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1	26	2006	1,405,428	18.5%	90.5%	$37,221,739	$29.27
Wells Fargo Center–North Tower	1	40	2013	1,399,795	18.5%	80.4%	34,455,904	30.61
Gas Company Tower	1	25	2013	1,345,163	17.8%	72.8%	27,735,956	28.31
EY Plaza	1	39	2006	963,682	12.7%	76.6%	21,567,786	29.21
FIGat7th	1	32	2013	316,250	4.2%	89.8%	7,268,181	25.60
Wells Fargo Center–South Tower	1	25	2013	1,124,960	14.8%	63.0%	21,751,783	30.68
777 Tower	1	45	2013	1,024,835	13.5%	73.1%	20,612,460	27.51
	7	232		7,580,113	100.0%	77.3%	$170,613,809	$29.13
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2022. This amount reflects total base rent before any rent abatements as of December 31, 2022. Total abatements for executed leases as of December 31, 2022 for the twelve months ending December 31, 2023 are approximately $15.4 million, or $2.62 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2022.

Tenant Information

As of December 31, 2022, Brookfield DTLA’s properties were leased to 232 tenants. The following table sets forth the annualized rent and leased square feet of our ten largest tenants as of December 31, 2022:

Tenant		Property	Annualized Rent (1)	% of Total Annualized Rent	Leased Square Feet	% of Total Leased Square Feet	Year of Expiry

1	The Capital Group Companies	BOA Plaza	$10,601,864	6.2%	350,231	5.9%	2033
2	Southern California Gas Company	Gas Company Tower	8,817,062	5.2%	351,211	6.0%	2026
3	Latham & Watkins LLP	Wells Fargo Center–South Tower; Gas Company Tower	8,635,960	5.1%	245,206	4.2%	Various
4	Bank of America N.A.	BOA Plaza	7,333,558	4.3%	209,310	3.6%	2029
5	Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	7,315,270	4.3%	215,155	3.7%	2035
6	Wells Fargo Bank National Association	Wells Fargo Center–North Tower; BOA Plaza	6,243,999	3.7%	242,003	4.1%	Various
7	Oaktree Capital Management, L.P.	Wells Fargo Center–North Tower	6,143,538	3.6%	207,959	3.6%	2030
8	Sheppard, Mullin, Richter	BOA Plaza	5,083,470	3.0%	173,959	3.0%	2025
9	Sidley Austin (CA) LLP	Gas Company Tower	3,902,725	2.2%	135,798	2.3%	2024
10	Ernst & Young U.S. LLP	EY Plaza	3,504,563	2.0%	127,613	2.2%	2032
			$67,582,009	39.6%	2,258,445	38.6%
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2022. This amount reflects total base rent before any rent abatements as of December 31, 2022. For those leases where rent has not yet commenced, the first month in which rent is to be received is used to determine annualized rent.

The following table sets forth information of our ten largest tenants regarding lease expirations in leased square feet by year as of December 31, 2022:

Tenant		Property	2023	2024	2025	2026	2027	Beyond	Total	Year of Final Expiry

1	The Capital Group Companies	BOA Plaza	—	—	—	—	—	350,231	350,231	2033
2	Southern California Gas Company	Gas Company Tower	—	—	—	351,211	—	—	351,211	2026
3	Latham & Watkins LLP	Wells Fargo Center–South Tower; Gas Company Tower	—	—	162,326	—	—	82,880	245,206	2031
4	Bank of America N.A.	BOA Plaza	—	—	—	—	—	209,310	209,310	2029
5	Gibson, Dunn & Crutcher LLP	Wells Fargo Center–North Tower	—	—	—	—	—	215,155	215,155	2035
6	Wells Fargo Bank National Association	Wells Fargo Center–North Tower; BOA Plaza	50,596	—	—	191,407	—	—	242,003	2026
7	Oaktree Capital Management, L.P.	Wells Fargo Center–North Tower	—	—	—	—	—	207,959	207,959	2030
8	Sheppard, Mullin, Richter	BOA Plaza	—	—	173,959	—	—	—	173,959	2025
9	Sidley Austin (CA) LLP	Gas Company Tower	—	135,798	—	—	—	—	135,798	2024
10	Ernst & Young U.S. LLP	EY Plaza	—	—	—	—	—	127,613	127,613	2032
	Leased square feet expiring by year		50,596	135,798	336,285	542,618	—	1,193,148	2,258,445
	Percentage of leased square feet expiring by year		0.9%	2.3%	5.7%	9.3%	—%	20.4%	38.6%

Lease Expirations

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2022, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2023	643,135	11.0%	$18,818,130	11.0%	$29.26	$29.41
2024	681,570	11.6%	18,300,155	10.7%	26.85	27.98
2025	743,895	12.7%	22,725,992	13.3%	30.55	32.23
2026	795,918	13.6%	20,765,501	12.2%	26.09	28.61
2027	299,580	5.1%	9,307,951	5.5%	31.07	35.74
2028	126,016	2.2%	4,172,390	2.4%	33.11	40.05
2029	302,989	5.2%	10,068,324	5.9%	33.23	42.05
2030	330,076	5.6%	10,390,792	6.1%	31.48	39.73
2031	358,684	6.1%	10,721,065	6.3%	29.89	39.40
2032	200,448	3.4%	5,648,625	3.3%	28.18	40.43
Thereafter	1,375,383	23.5%	39,694,884	23.3%	28.86	42.10
Total expiring leases	5,857,694	100.0%	$170,613,809	100.0%	$29.13	$35.25
Currently available	1,722,419
Total rentable square feet	7,580,113

(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2022. This amount reflects total base rent before any rent abatements as of December 31, 2022. Total abatements for executed leases as of December 31, 2022 for the twelve months ending December 31, 2023 are approximately $15.4 million, or $2.62 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2022.
(3)Rent per leased square foot at expiration represents base rent, including any future rent steps, and thus represents the base rent that will be in place at lease expiration.

Indebtedness

As of December 31, 2022 and the issuance date of this Annual Report, Brookfield DTLA’s secured debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our secured debt as of the issuance date of this Annual Report is as follows, with both the 777 Tower Loans and Gas Company Tower Loans included in debt in default:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate (3)	$458,500	20%	4.03%	1.5 years
Variable-rate (1)	1,070,447	47%	5.98%	0.8 years
Total secured debt, excluding debt in default	1,528,947	67%	5.40%	1.0 year
Debt in default (2)	753,939	33%	6.69%
Total secured debt	$2,282,886	100%	5.82%
__________
(1)As of December 31, 2022 and through the date of this report, a future advance amount of $24.6 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)Includes $288.9 million outstanding under the 777 Tower Loans and $465.0 million outstanding under the Gas Company Tower Loans as of December 31, 2022. The Company did not exercise the option to extend the maturity of the loans secured by Gas Company Tower and therefore on February 9, 2023, the Gas Company Tower Loans matured and, since this loan has not been repaid, an event of default has occurred and is continuing. Accordingly, the Gas Company Tower Loans are included as “Debt in default” in this table presented as of the issuance date of this Annual Report, but because these loans were not in default as of December 31, 2022, they are excluded as “Debt in default” in the tables presented as of December 31, 2022 in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Secured Debt, Net.”
(3)Includes $58.5 million outstanding under the loan secured by FIGat7th. In March 2023, the lender of this loan granted a short-term extension of the maturity date from March 1, 2023 to April 3, 2023.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” and Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Secured Debt, Net.”

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

Holders

All of the registrant’s issued and outstanding shares of common stock (all of which are privately owned and are not traded on a public market) are held by DTLA Holdings.

Dividends

The registrant has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[RESERVED]

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

Overview and Background

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity wholly-owned by Brookfield Corporation, a corporation under the laws of Ontario, and the primary vehicle through which Brookfield Corporation invests in real estate on a global basis. On December 9, 2022, Brookfield Asset Management Inc. (“BAM”) completed a distribution and listing of 25% of its asset management business — Brookfield Asset Management Ltd. The global alternative asset management business is now owned and operated through Brookfield Asset Management ULC. BAM is now known as Brookfield Corporation.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Brookfield DTLA owns and manages six Class A office properties and a retail center, consisting of 7,580,113 rentable square feet in total. Additionally, Brookfield DTLA also has an indirect noncontrolling interest in an unconsolidated real estate joint venture that owns a multifamily residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies. The following table sets forth information regarding these eight properties as of December 31, 2022:

Name	Property Type	Rentable Square Feet	Ownership Percentage	Percentage Leased (1)	Weighted-Average Remaining Lease Term (Years) (2)

Bank of America Plaza (“BOA Plaza”)	Office (4)	1,405,428	100%	90.5%	6.1
Wells Fargo Center–North Tower	Office (4)	1,399,795	100%	80.4%	7.1
Gas Company Tower	Office (4)	1,345,163	100%	72.8%	4.7
EY Plaza	Office (4)	963,682	100%	76.6%	6.3
Wells Fargo Center–South Tower	Office (4)	1,124,960	100%	63.0%	4.9
777 Tower	Office (4)	1,024,835	100%	73.1%	4.1
FIGat7th	Retail	316,250	100%	89.8%	6.2
Beaudry (previously known as 755 South Figueroa)	Multifamily (3)	N/A	22.1%	N/A	N/A
Total		7,580,113		77.3%	5.7
(1)    Represents properties’ leased square feet over total rentable square feet for executed leases as of December 31, 2022.
(2)    Represents weighted-average of the period remaining (denominated in years) for executed lease as of December 31, 2022, excluding tenant lease extension options.
(3)    Under development as of December 31, 2022.
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Current Year Highlights

In general, LACBD market conditions have not changed materially since our last Form 10-Q which was filed on November 10, 2022.

Leasing Activity

Leasing activity improved since June 2021 with new and renewal leases totaling 648,460 square feet within our portfolio in 2022, compared to 492,367 square feet in 2021, an increase of 32% year over year. Contractual expirations and early terminations of leases totaled 646,293 square feet in 2022, compared to 632,280 square feet in 2021, an increase of 2% year over year. As a result of the positive net absorption, leased space increased slightly from 77.2% in 2021 to 77.3% in 2022. See “Liquidity and Capital Resource — Leasing Activity” for details.

Capital Improvements

The atrium development project at Wells Fargo Center was completed in 2020 and the construction of the various food vendor spaces is in progress and expected to be completed in 2023.

Expenditures for real estate improvements increased from $13.2 million in the 2021 to $50.4 million for the same period in 2022, an increase of $37.2 million or 282% year over year, mainly for tenant improvements and landlord works in Wells Fargo Center, 777 Tower and EY Plaza, mainly due to substantial completion of tenant improvement projects for several existing and new tenants during 2022.

Beaudry Development

The 755 South Figueroa multifamily site is held by an unconsolidated real estate joint venture in which the Company had an ownership interest of 22.1% as of December 31, 2022. In April 2022, vertical concrete construction for the development site was completed and a ceremony for the topping out of the project was held with the residential building officially named “Beaudry”. Interior work continued and has been substantially completed in the first quarter of 2023. The property will accommodate 785 residential rental units, approximately 5,300 square feet of retail space and 800 parking spaces. As the development progresses towards substantial completion by the first quarter of 2023, $176.9 million was capitalized as development cost during 2022, compared to $172.3 million in 2021. As such, during 2022, additional capital contributions of $70.0 million, compared to $39.8 million during 2021, were made by DTLA FP IV Holdings to fund development costs.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources

General

The following table presents the major sources of Brookfield DTLA’s liquidity as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Cash and cash equivalents	$23,523	$38,901
Restricted cash (1)	35,206	49,322
Unused capital contribution commitments available on Series B preferred interest (2)	88,614	21,178
Availability under secured debt to fund approved leasing costs	24,553	72,804
Total Liquidity	$171,896	$182,205
__________
(1)See “Unrestricted and Restricted Cash” for detailed discussion of the nature and purposes of restricted cash.
(2)During the three months ended March 31, 2023, $8.1 million was contributed from DTLA Holdings to Brookfield DTLA under the Series B preferred interest, which resulted in $80.6 million unused capital contribution commitments available as of March 31, 2023.

Brookfield DTLA’s business requires continued access to adequate cash to fund its liquidity needs. The amount of cash Brookfield DTLA currently generates from its operations is not sufficient to cover its investing and financing activities, including upcoming debt obligations, leasing costs and capital expenditures, without issuing additional debt or equity, resulting in “negative cash burn,” and there can be no assurance that the amount of Brookfield DTLA’s negative cash burn will decrease. If Brookfield DTLA’s operating cash flows and capital are not sufficient to cover its operating costs or to repay its indebtedness as it comes due, we may issue additional debt and/or equity, including to affiliates of Brookfield DTLA, which issuances could further adversely impact the amount of funds available to Brookfield DTLA for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock. Given the uncertainty in the economy, current office leasing volume and volatile financial markets created by the continued rise in interest rates and the Company’s upcoming debt maturities, management believes that access to liquidity will be challenging and is planning accordingly. We are also working to proactively address challenges to our long-term liquidity position. However, if uncertainty in the economy and financial and leasing markets do not improve, or the Company is not able to find additional sources of liquidity, the property-owning subsidiary debt obligors may not be able to successfully refinance the debt obligations when they fall due, which could result in foreclosure on the encumbered properties.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in light of the current conditions discussed elsewhere). If we are unable to generate adequate cash from these sources, we will have liquidity-related shortfalls and will be exposed to significant risks.

The following are our uses of liquidity:

•Cash used in operating activities, see “Discussion of Consolidated Cash Flows — Operating Activities”;
•Capital expenditures and leasing costs, see “Capital Expenditures and Leasing Costs”;
•Payments in connection with secured debt, such as debt service, principal payment obligations and acquisition of interest rate protection agreements, see “Indebtedness”; and
•Distributions to mezzanine equity holders, see “Distributions to Mezzanine Equity Holders”.

Liquidity and Going Concern

The consolidated financial statements have been prepared in accordance with GAAP on the basis that the Company will continue as a going concern. The going concern basis assumes that the Company will be able to meet its obligations and continue its operations one year from the date of the issuance of the Annual Report which is dependent upon the Company’s ability to effectively implement plans related to the secured debt currently in default and the secured debt that matures within one year after the date of the issuance of the Annual Report, as discussed below (together, the “Maturing Loans”).

As of the issuance date of this Annual Report, the Company had $2.3 billion of total consolidated debt, including $1,128.9 million and $400.0 million maturing in 2023 and 2024, respectively. Our substantial indebtedness requires us to use a material portion of our cash flow to service interest on our debt. Additionally, our consolidated debt also includes $288.9 million of mortgage and mezzanine debt secured by 777 Tower and $465.0 million of mortgage and mezzanine debt secured by Gas Company Tower that is in default. The Company has experienced a decline in occupancy since the onset of the COVID-19 pandemic as tenant leases expire which has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs (such as tenant improvements), however, the Company has limited amounts of liquidity to make these capital commitments. Furthermore, since the second quarter of 2022, uncertainty in the overall economy has increased due to the Federal Reserve materially raising interest rates to fight inflation. The increase and volatility in interest rates, not only increase the cost of our floating rate debt and the rates or spread on any refinancing we may seek, but it also materially increased the cost of interest rate protection agreements and interest rate risk hedging. We are required to obtain interest rate protection agreements with respect to the Company’s existing floating rate secured loans (and which we expect will be required to obtain for refinancing our maturing debt).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With the Company’s limited amount of unrestricted cash on hand, the Company’s ability to make any loan paydowns is limited without the sale of real estate assets, and we do not have any contracts to sell our properties as of the issuance date of this Annual Report. Nevertheless, if one or more of the properties securing our Maturing Loans were to be foreclosed upon by the lenders, as these secured debt obligations are not cross-collateralized with other properties in the portfolio, we believe we will have sufficient cash from our remaining properties and our Series B financings to meet our obligations to continue our operations within one year after the date of the issuance of the Annual Report. While these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated in this paragraph and the further discussion below, management has determined that it is probable that the conditions and events raising substantial doubt about the entity’s ability to continue as a going concern have been alleviated, and that the Company will continue as a going concern during one year from the date of the issuance of the Annual Report.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to effectively implement plans related to the Maturing Loans.

Debt Maturing within One Year From the Date of the Issuance of the Annual Report:

FIGat7th — In March 2023, the lender granted a short-term extension of the maturity date from March 1, 2023 to April 3, 2023. Brookfield DTLA is currently engaged in discussions with the lender to extend the debt secured by FIGat7th for three years. As of the issuance date of this Annual Report, we currently do not have a commitment from the lenders to extend the maturity dates of this loan for three years. If we are unable to extend the FIGat7th loan, then the lender would have the right to exercise its

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
remedies under the FIGat7th loan, including, but not limited to, declaring the debt to be immediately payable and foreclosing on FIGat7th.

Wells Fargo Center — South Tower — As of December 31, 2022, and the issuance date of this Annual Report, wholly-owned subsidiaries of the Company had and continue to have a secured mortgage loan of $265.4 million on Wells Fargo Center—South Tower (the “Wells Fargo Center South Loan”) that matures on November 4, 2023. We currently plan to operate the property and pay debt service on the loan through maturity. We will attempt to extend the Wells Fargo Center South Loan with the current lenders or refinance the loan with different lenders. As of the issuance date of this Annual Report, we currently do not have a commitment from the lenders to extend the maturity dates of this loan. Additionally, we do not know what paydown may be required upon any refinancing of this loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. If we are unable to negotiate a loan modification with the current lenders or refinance the Well Fargo Center South Loan, then the lenders would have the right to exercise the remedies under the WFC South Loan, including, but not limited to, declaring the debt to be immediately payable and foreclosing on Wells Fargo Center – South Tower.

Wells Fargo Center — North Tower Loans — As of December 31, 2022, and the issuance date of this Annual Report, wholly-owned subsidiaries of the Company (the “WFC North Borrowers”) had and continue to have secured loans of $500.0 million on Wells Fargo Center — North Tower, comprised of a $400.0 million mortgage loan, a $65.0 million mezzanine loan, and a $35.0 million junior mezzanine loan (collectively, the “WFC North Loans”). The maturity date of the WFC North Loans is October 9, 2023. In March 2023, the lender of the junior mezzanine loan agreed, subject to certain conditions, to forbear from exercising any remedy as a result of non-payment of the monthly debt service payment for March due on the junior mezzanine loan. The amount of cash the property currently generates from its operations is not sufficient to cover the upcoming debt obligations, leasing costs and capital expenditures with respect to Wells Fargo Center – North Tower. The WFC North Borrowers will not have sufficient available cash to make the interest payments on the WFC North Loans. The WFC North Borrowers will attempt to negotiate favorable amendments to the WFC North Loans and/or interest payment forbearances from the current lenders. If WFC North Borrowers are unsuccessful, the forbearance agreement with any lender lapses, and the interest payments are not made on the due date or if the mechanics liens currently existing on the asset are not timely discharged, then the lenders would have the right to exercise the remedies under the WFC North Loans, including, but not limited to, declaring the debt to be immediately payable and foreclosing on Wells Fargo Center – North Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
EY Plaza — As of December 31, 2022, and the issuance date of this Annual Report, wholly-owned subsidiaries of the Company (the “EY Borrowers”) have secured loans of $305.0 million on EY Plaza, comprised of a $275.0 million mortgage loan and a $30.0 million mezzanine loan (collectively, the “EY Plaza Loans”). The maturity date of the EY Plaza Loans is October 9, 2023, with two one-year extension options. The EY Borrowers have received notices from certain tenants of EY Plaza stating that they are not in compliance with the terms of their respective lease agreements. The amount of cash the EY Borrowers currently generate from operations is not sufficient to cover its upcoming debt obligations, leasing costs and capital expenditures with respect to EY Plaza. It is unlikely that they will be able to obtain additional sources of liquidity or negotiate favorable amendments to the EY Plaza Loans or interest payment forbearances from the lenders in time. In this case, the EY Borrowers will not have sufficient operating cash flow to cure the non-compliance with the leases or discharge mechanics liens currently existing on the asset or make the April 2023 interest payments on the EY Plaza Loans. If the lenders send the EY Borrowers a notice of default to cure the non-compliance with the leases and the EY Borrowers are unsuccessful in curing the defaults during the available cure period or discharging the mechanics liens within the time required under the EY Plaza Loans, or the interest payment is not made on the due date of April 7, 2023, then the lenders would have the right to exercise the remedies under the EY Plaza Loans, including, but not limited to, declaring the debt to be immediately payable and foreclosing on EY Plaza.

Debt in Default:

777 Tower Loans — As previously disclosed in our public filings, wholly-owned subsidiaries of the Company (the “777 Borrowers”) have secured loans of $318.6 million on 777 Tower, comprised of a $268.6 million mortgage loan and a $50.0 million mezzanine loan (collectively, the “777 Tower Loans”). There was $288.9 million outstanding under the 777 Tower Loans as of December 31, 2022 and the issuance date of this Annual Report. In November 2022, the 777 Borrowers did not obtain an Interest Rate Protection Agreement (as defined in the underlying loan agreements) which constitutes an Event of Default (as defined in the underlying loan agreements). Wells Fargo Bank, National Association, as Administrative Agent for the lenders under the mortgage loan, and Mesa West Core Lending Fund, LLC, have notified the 777 Borrowers that defaults and potential defaults have occurred under the loan and that the lenders have the right to exercise their remedies under the 777 Tower Loans, including, without limitation, declaring the debt to be immediately due and payable and foreclosing on 777 Tower. As a result of the default under the mortgage loan, an Event of Default (as defined in the underlying loan agreements) has occurred and is continuing under the mezzanine loan. As of the issuance date of this Annual Report, the lenders have not exercised any of their remedies under the 777 Tower Loans. In addition, as of the issuance date of this Annual Report, the 777 Borrowers have not paid the March 2023 interest expense accrued on the mezzanine loan and currently do not intend to pay this or the future interest expense accrued on the 777 Tower Loans. Certain mechanics’ liens have also been filed against the asset, and if the 777 Borrowers do not discharge such liens within the time required under the 777 Tower Loans, an additional Event of Default on these loans will occur.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Gas Company Tower Loans — As previously disclosed in our public filings, wholly-owned subsidiaries of the Company (the “Gas Company Borrowers”) have secured loans of $465.0 million on Gas Company Tower, comprised of a $350.0 million mortgage loan, a $65.0 million mezzanine loan and a $50.0 million junior mezzanine loan (collectively, the “Gas Company Tower Loans”). There was $465.0 million outstanding under the Gas Company Tower Loans as of December 31, 2022 and the issuance date of this Annual Report. The initial maturity date of the Gas Company Tower Loans was February 9, 2023, with three one-year extension options. Gas Company Borrowers did not exercise the option to extend the maturity of the loans and therefore, subsequent to the current year-end period, on February 9, 2023, the Gas Company Tower Loans matured, and an Event of Default (as defined in the underlying loan agreements) has occurred and is continuing. The lenders may exercise their remedies under the loans, including foreclosing on Gas Company Tower. As of the issuance date of this Annual Report, the lenders have not exercised any of their remedies under the Gas Company Tower Loans, and have transferred these loans to a special servicer. In addition, as of the issuance date of this Annual Report, the Gas Company Borrowers have not paid the March 2023 interest expense accrued on the mezzanine loan and currently do not intend to pay this or the future interest expense accrued on the Gas Company Tower Loans.

There are several potential outcomes with respect to 777 Tower Loans and Gas Company Tower Loans, including negotiating a modification to the loans, refinancing the loans, or consensual short sales. However, there is no assurance that we will be successful in achieving any of these potential outcomes. If unsuccessful, the lenders would retain their right to exercise the remedies under the loans including, but not limited to, declaring the debt to be immediately payable and foreclosing on the assets.

Unrestricted and Restricted Cash

A summary of our cash position is as follows:

	As of December 31,
	2022	2021
Restricted cash:
Leasing costs, tenant improvements and capital expenditure reserves	$7,120	$23,511
Tax and insurance reserves	8,445	7,881
Cash trigger reserves	11,904	7,813
Other collateral reserves	7,737	10,117
Total restricted cash	$35,206	$49,322
Unrestricted cash and cash equivalents	$23,523	$38,901
Total restricted cash and unrestricted cash and cash equivalents	$58,729	$88,223

The leasing costs, tenant improvements and capital expenditure, tax, insurance and other working capital reserves are held in restricted accounts by our lenders in accordance with the terms of our secured debt agreements. The other working capital reserves mainly include reserves for free rent and discounted parking. The cash trigger reserves represent cash accounts controlled by loan administrative agents or lenders pursuant to cash sweep events associated with the loans secured by the Wells Fargo Center–North Tower and South Tower. See “Indebtedness” below for more information regarding the cash sweep events.

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

As of December 31, 2022, the Company had $25.4 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of December 31, 2022, $16.4 million of our tenant-related commitments were expected to be paid during 2023 and $6.7 million in 2024.

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

See “Indebtedness” below for more information regarding future advance amounts available as of December 31, 2022 under the loans secured by the Wells Fargo Center–South Tower office property that can be drawn to fund approved leasing costs, including tenant improvements and inducements and leasing commissions, and, in the case of Wells Fargo Center–South Tower, common area improvements.

Distributions to Mezzanine Equity Holders

Other than as required under the “Distribution Waterfall” as described in Item 8. Financial Statements — Note 8 — “Mezzanine Equity”, there is no commitment or obligation on the part of Brookfield DTLA or DTLA Holdings to redeem or make distributions to the Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest (collectively, the “Preferred Interests”). If we are unable to obtain sufficient sources of liquidity, including through asset sales above their secured debt balances, or through contributions from stockholders or from affiliates that hold interests in our subsidiaries, and the Company makes or is required to make distributions under the “Distribution Waterfall”, it is unlikely that we would be able to make distributions to the Preferred Interests in amounts equal to their redemption values, especially as the Series A preferred stock ranks junior to Series B preferred interest. Moreover, given our current valuations, as well as our obligations and liabilities, there can be no assurance that there would be any cash available for distributions to holders of the Series A preferred stock after the Company satisfies its debt obligations and makes the distributions to the Series B preferred interest holders to which they are entitled.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Indebtedness

As of December 31, 2022 and the issuance date of this Annual Report, Brookfield DTLA’s secured debt was comprised of mortgage and mezzanine loans secured by seven properties. A summary of our secured debt as of the issuance date of this Annual Report is as follows, with both the 777 Tower Loans and Gas Company Tower Loans included in debt in default:

	Principal Amount	Percent of Total Debt	Effective Interest Rate	Weighted Average Term to Maturity

Fixed-rate (3)	$458,500	20%	4.03%	1.5 years
Variable-rate (1)	1,070,447	47%	5.98%	0.8 years
Total secured debt, excluding debt in default	1,528,947	67%	5.40%	1.0 year
Debt in default (2)	753,939	33%	6.69%
Total secured debt	$2,282,886	100%	5.82%
__________
(1)As of December 31, 2022 and through the date of this Report, a future advance amount of $24.6 million is available under the Wells Fargo Center–South Tower mortgage loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(2)Includes $288.9 million outstanding under the 777 Tower Loans and $465.0 million outstanding under the Gas Company Tower Loans as of December 31, 2022. The Company did not exercise the option to extend the maturity of the loans secured by Gas Company Tower and therefore on February 9, 2023, the Gas Company Tower Loans matured and, since this loan has not been repaid, an event of default has occurred and is continuing. Accordingly, the Gas Company Tower Loans are included as “Debt in default” in this table presented as of the issuance date of this Annual Report, but because these loans were not in default as of December 31, 2022, they are excluded as “Debt in default” in the tables presented as of December 31, 2022 in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Secured Debt, Net.” See “Liquidity and Capital Resources — Liquidity and Going Concern ” for additional discussion of debt in potential default.
(3)Includes $58.5 million outstanding under the loan secured by FIGat7th. In March 2023, the lender of this loan granted a short-term extension of the maturity date from March 1, 2023 to April 3, 2023.

The following table provides information with respect to Brookfield DTLA’s commitments as of December 31, 2022, including any guaranteed or minimum commitments under contractual obligations related to secured debt, and excluding 777 Tower Loans and Gas Company Tower Loans that are in default as of the issuance date of this Annual Report.

	2023	2024	2025	2026	2027	Thereafter	Total

Principal payments on secured debt (1)	$1,128,947	$400,000	$—	$—	$—	$—	$1,528,947
Interest payments –
Fixed-rate debt (2)	17,011	11,025	—	—	—	—	28,036
Variable-rate debt (3)	51,028	—	—	—	—	—	51,028
	$1,196,986	$411,025	$—	$—	$—	$—	$1,608,011
__________
(1)Brookfield Corporation owns a significant interest in a company whose subsidiary is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower, which matures in October 2023. See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Related Party Transactions.”
(2)Interest payments on fixed-rate debt are calculated based on the maturity dates and contractual interest rates.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(3)Interest payments on variable-rate debt are calculated based on the maturity dates (after the impact of extension options that the Company controls, if applicable) and the one-month LIBOR/SOFR rate in place on the debt as of December 31, 2022 plus the contractual spread per the loan agreements. Interest payments due to the related party lender of the loan described in (1) above total $2.3 million for 2023.

Management currently intends to have discussions with lenders to extend or refinance the existing loans not currently in default on or before their maturity. Given the current values of the Company’s assets and the condition in the financing markets, it is likely that some of these refinancings will not be successfully accomplished, particularly as the resulting leverage ratio necessary to refinance some of the Company’s properties may be significantly above leverage ratios acceptable in the market. Where we cannot successfully complete a refinancing, we may convey certain properties to the lenders to satisfy the related debt obligations or the lender may exercise its remedies, including foreclosure of the related property. See “Liquidity and Capital Resources — Liquidity and Going Concern” for management plans regarding the existing loans maturing within the next twelve months from the issuance date of this Annual Report.

Debt Compliance

Mortgage and Mezzanine Debt in Default

See “Liquidity and Capital Resources — Liquidity and Going Concern” for the detailed discussion of 777 Tower Loans and Gas Company Tower Loans that are in default as of the date of this Report.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of December 31, 2022, excluding the secured debt that is in default as of the issuance date of this Annual Report (the 777 Tower Loans and Gas Company Tower Loans), Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio. Given the decline in the Company’s (and its subsidiaries) operating cash flows, net operating income and fair value of the properties, accentuated by continued increases in interest rates, DTLA Holdings and the property-owning subsidiary debt obligors may face challenges in meeting the material financial covenants contained in the loan agreements as the guarantor and the borrowers, respectively, which could result in events of default that could potentially allow lenders to exercise their remedies under the loans, including accelerating such debt and foreclosing on the asset.

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

Wells Fargo Center–North Tower —

As of December 31, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

Leasing Activity

The following table summarizes leasing activity at Brookfield DTLA’s properties for the year ended December 31, 2022:

	Leasing Activity	Percentage Leased

Leased square feet as of December 31, 2021	5,855,604	77.2%
Contractual expirations and early terminations	(646,293)	(8.4)%
New leases	297,351	3.9%
Renewals	351,109	4.6%
Remeasurement adjustments	(77)	—%
Leased square feet as of December 31, 2022	5,857,694	77.3%

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Lease contractual expirations and early terminations. The following table summarizes the large contractual expiries (greater than 20,000 leased square feet) and early terminations at Brookfield DTLA’s properties during the year ended December 31, 2022:

Tenant	Property	Leased Square Feet

Wells Fargo Bank National Association (1)	Wells Fargo Center–North Tower, BOA Plaza	293,383
Orrick, Herrington & Sutcliffe	777 Tower	75,627
The Capital Group Companies	Wells Fargo Center–South Tower	53,316
City Storage Systems (2)	777 Tower	44,958
HSBC Bank USA National Association	EY Plaza	20,523
Total		487,807
(1)    Out of the expired 293,383 square feet, 242,003 square feet were renewed during the year ended December 31, 2022.
(2)    Out of the expired 44,958 square feet, 39,291 square feet were renewed during the year ended December 31, 2022.

Occupancy remained stable during the year ended December 31, 2022. Office tenants are still active in the leasing markets but are being more selective in making real estate decisions. LACBD remained tenant favorable. Lease concessions, particularly tenant improvement allowances, continue to remain high as landlords continued to market increased vacant space in the slow-recovering LACBD leasing market.

Rental rates. The following table presents leasing information for executed leases at Brookfield DTLA’s properties as of December 31, 2022:

	Square Feet
Property	Net Building Rentable	% of Net Rentable	% Leased	Annualized Rent (1)	Annualized Rent $/RSF (2)

BOA Plaza	1,405,428	18.5%	90.5%	$37,221,739	$29.27
Wells Fargo Center–North Tower	1,399,795	18.5%	80.4%	34,455,904	30.61
Gas Company Tower	1,345,163	17.8%	72.8%	27,735,956	28.31
EY Plaza	963,682	12.7%	76.6%	21,567,786	29.21
FIGat7th	316,250	4.2%	89.8%	7,268,181	25.60
Wells Fargo Center–South Tower	1,124,960	14.8%	63.0%	21,751,783	30.68
777 Tower	1,024,835	13.5%	73.1%	20,612,460	27.51
	7,580,113	100.0%	77.3%	$170,613,809	$29.13
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2022. This amount reflects total base rent before any rent abatements as of December 31, 2022. Total abatements for executed leases as of December 31, 2022 for the twelve months ending December 31, 2023 are approximately $15.4 million, or $2.62 per leased square foot.
(2)Annualized rent per rentable square foot represents annualized rent as computed above, divided by leased square feet as of December 31, 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Average asking net effective rents in the LACBD declined during the year ended December 31, 2022, mainly attributable to increased leasing concessions granted in the tenant-favorable LACBD office leasing market. Management believes that on average our current rents approximate market in the LACBD.

The following table presents a summary of lease expirations at Brookfield DTLA’s properties for executed leases as of December 31, 2022, plus currently available space, for future periods. This table assumes that none of our tenants will exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Year	Total Area in Square Feet Covered by Expiring Leases	Percentage of Leased Square Feet	Annualized Rent (1)	Percentage of Annualized Rent	Current Rent per Leased Square Foot (2)	Rent per Leased Square Foot at Expiration (3)

2023	643,135	11.0%	$18,818,130	11.0%	$29.26	$29.41
2024	681,570	11.6%	18,300,155	10.7%	26.85	27.98
2025	743,895	12.7%	22,725,992	13.3%	30.55	32.23
2026	795,918	13.6%	20,765,501	12.2%	26.09	28.61
2027	299,580	5.1%	9,307,951	5.5%	31.07	35.74
2028	126,016	2.2%	4,172,390	2.4%	33.11	40.05
2029	302,989	5.2%	10,068,324	5.9%	33.23	42.05
2030	330,076	5.6%	10,390,792	6.1%	31.48	39.73
2031	358,684	6.1%	10,721,065	6.3%	29.89	39.40
2032	200,448	3.4%	5,648,625	3.3%	28.18	40.43
Thereafter	1,375,383	23.5%	39,694,884	23.3%	28.86	42.10
Total expiring leases	5,857,694	100.0%	$170,613,809	100.0%	$29.13	$35.25
Currently available	1,722,419
Total rentable square feet	7,580,113
__________
(1)Annualized rent represents the annualized monthly contractual rent under executed leases as of December 31, 2022. This amount reflects total base rent before any rent abatements as of December 31, 2022. Total abatements for executed leases as of December 31, 2022 for the twelve months ending December 31, 2023 are approximately $15.4 million, or $2.62 per leased square foot.
(2)Current rent per leased square foot represents base rent for executed leases, divided by total leased square feet as of December 31, 2022.
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

A summary of changes in Brookfield DTLA’s cash flows is as follows:

	For the Year Ended December 31,		Dollar Change
	2022	2021

Net cash provided by operating activities	$39,827	$61,652	$(21,825)
Net cash used in investing activities	$(64,660)	$(23,836)	$(40,824)
Net cash used in financing activities	$(4,661)	$(33,076)	$28,415

Operating Activities

Brookfield DTLA’s cash flows from operating activities are primarily dependent upon (1) the leasing activity of its portfolio, (2) the rental rates achieved on its leases, (3) the collectibility of rent and other amounts billed to tenants, (4) changes in working capital, and (5) interest payments. The decrease in cash provided by operating activities is primarily attributable to increases in interest payments on secured debt of $23.6 million due to the rising interest rate environment in 2022, as well as increases in rental property operating and maintenance expense by $11.3 million as a result of increased physical occupancy. The decrease in cash provided by operating activities was partially offset by cash inflows from working capital changes of $8.7 million, as well as increases in lease income by $3.8 million and net parking income by $2.7 million. Working capital changes are subject to variability period over period as a result of timing differences, including with respect to the collection of tenant receivables and payments of accounts and tenant payables.

Investing Activities

Brookfield DTLA’s cash flows from investing activities are generally impacted by the amount of capital expenditures and tenant improvement activities for its properties. The increase in net cash used in investing activities was mainly due to increases in tenant improvement expenditures at Wells Fargo Center and 777 Tower.

Financing Activities

Brookfield DTLA’s cash flows from financing activities are generally impacted by its loan activity, and contributions from and distributions to its equity holders, if any. During the year ended December 31, 2022, proceeds from drawings on loans secured by 777 Tower and Wells Fargo Center–South Tower of $13.9 million and $4.7 million, respectively, as well as net proceeds from the issuance of Series B preferred interest of $47.6 million was the main source of cash provided by financing activities. Cash outflows were mainly driven by repurchases of and distributions to Series B preferred interest of $47.0 million and $9.8 million, respectively, using the excess operating cash flows generated from properties. In addition, as required by various mortgage and mezzanine loan agreements, the Company paid $12.0 million related to purchases of interest rate protection agreements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In comparison, during the same period in 2021, net proceeds from the refinancing of the loans secured by the Gas Company Tower and the issuance of Series B preferred interest of $25.5 million were the main source of cash provided by financing activities. All proceeds from the new secured loans were used to pay off the original $450.0 million encumbrance and to satisfy the new loans’ required reserves. As Brookfield DTLA had excess cash from operating activities generated from properties, it repurchased $45.3 million of the Series B preferred interest and made distributions of $17.8 million to the Series B preferred interest.

Comparison of the Year Ended December 31, 2021 to December 31, 2020

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Consolidated Cash Flows” in Brookfield DTLA’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 24, 2022 for a discussion of Brookfield DTLA’s consolidated cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Discussion of Results of Operations

Comparison of the Year Ended December 31, 2022 to December 31, 2021

Consolidated Statements of Operations Information
(In millions, except percentage amounts)

	For the Year Ended December 31,		Increase/ (Decrease)	% Change
	2022	2021
Revenue:
Lease income	$264.1	$257.4	$6.7	3%
Parking	30.7	25.4	5.3	21%
Interest and other	1.1	1.0	0.1	10%
Total revenue	295.9	283.8	12.1	4%

Expenses:
Rental property operating and maintenance	108.7	97.4	11.3	12%
Real estate taxes	39.7	39.7	—	—%
Parking	11.1	8.6	2.5	29%
Other expenses	10.5	8.6	1.9	22%
Depreciation and amortization	101.3	104.0	(2.7)	(3)%
Interest	101.8	79.7	22.1	28%
Impairment of real estate and intangible assets	112.1	—	112.1	100%
Total expenses	485.2	338.0	147.2	44%
Other Income:
Equity in earning of unconsolidated real estate joint venture	1.2	0.8	0.4	50%
Total other income	1.2	0.8	0.4	50%
Net loss	$(188.1)	$(53.4)	$(134.7)	252%

Lease income and parking revenue

The increase in lease income during the year ended December 31, 2022 was mainly due to higher recoveries, driven by increased operating and maintenance expenses as a result of higher physical occupancy as discussed in “Current Year Highlights”. The increase in parking revenue was also due to higher physical occupancy.

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

Interest Expense

An increase in interest expense on secured debt by $22.1 million was primarily due to the rise in interest rates during 2022. Such an increase was partially offset by the $4.6 million nonrecurring loss on early extinguishment of the debt secured by Gas Company Tower in February 2021.

Impairment of Real Estate and Intangible Assets

During the year ended December 31, 2022, upon our review of the current market conditions, the Company recognized impairment charges on Wells Fargo Center – South Tower’s investments in real estate of $111.1 million and intangible assets associated with this property of $1.0 million to reduce their carrying amounts to their estimated fair value. Wells Fargo Center – South Tower’s estimated fair value and impairment charges reflect the impact of the 5.5% transfer tax that will be levied on real estate sales transactions in the City of Los Angeles valued at $10.0 million and above effective April 1, 2023. While there were no impairment charges on other properties in our portfolio during the year ended December 31, 2022, in light of the evolving office rental business environment and the slowdown in economic growth in the near term because of rising interest rates, decreases in our property valuations may lead to additional impairment charges in our portfolio in the near future. No impairment loss was recorded in the same period in 2021 on any of the Company’s properties.

Comparison of the Year Ended December 31, 2021 to December 31, 2020

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Results of Operations” in Brookfield DTLA’s Annual Report on Form 10-K filed with the SEC on March 24, 2022 for a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Related Party Transactions

See Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Related Party Transactions” of this Annual Report on Form 10-K.

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

As of December 31, 2022, the carrying amounts of our investments in real estate aggregated $2.2 billion, or approximately 87% of our total assets. During the year ended December 31, 2022, the Company recognized impairment charges on Wells Fargo Center–South Tower’s investments in real estate of $111.1 million and intangible assets associated with this property of $1.0 million to reduce their carrying amounts to their estimated fair value. There were no impairment charges on other properties in our portfolio during the same period. In comparison, during the year ended December 31, 2021, none of Brookfield DTLA’s real estate properties were impaired.

Impairment of an investment in unconsolidated real estate joint venture

Our investment in the unconsolidated real estate joint venture, Brookfield DTLA Fund Properties IV LLC, is reviewed for impairment quarterly or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other than temporary. Triggering events or impairment indicators for the Company’s unconsolidated real estate joint venture include its recurring operating losses, and other events such as significant changes in construction costs, estimated completion dates, intended holding periods, and other factors related to the development property owned by the real estate joint venture. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value.

As of December 31, 2022, the carrying amount of our investment in the unconsolidated real estate joint venture was $44.4 million, or approximately 2% of our total assets. During the years ended December 31, 2022 and 2021, no other-than-temporary impairments related to our unconsolidated real estate joint venture were identified.

Recently Issued Accounting Literature

Please refer to Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of this Annual Report on Form 10-K for information regarding the impact of the adoption of new accounting pronouncements during the year ended December 31, 2022.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Excluding the debt in default secured by the 777 Tower and Gas Company Tower, $1.1 billion, or 47%, of Brookfield DTLA’s debt bears interest at variable rates based on one‑month LIBOR or SOFR as of December 31, 2022. Brookfield DTLA does not trade in financial instruments for speculative purposes. The primary market risk to which we believe we may be exposed is interest rate risk, which results from many factors, including government monetary and tax policies, economic considerations, and other factors that are beyond our control.

We utilize interest rate cap contracts to manage the interest rate risk of our outstanding debt and to limit the effects of interest rate risks on our operations. The use of interest rate cap contracts to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk.

Brookfield DTLA’s interest rate protection agreements in place as of December 31, 2022 are as follows:

	Notional Value	Strike Rate (1)		Effective Date	Expiration Date

Wells Fargo Center–North Tower	$400,000	3.40%	(1)	10/15/2022	10/15/2023
Wells Fargo Center–North Tower	65,000	3.40%	(1)	10/15/2022	10/15/2023
Wells Fargo Center–North Tower	35,000	3.40%	(1)	10/15/2022	10/15/2023
Wells Fargo Center–South Tower	263,219	2.87%	(1)	11/4/2022	11/4/2023
EY Plaza	275,000	6.02%	(2)	10/15/2022	10/15/2023
EY Plaza	30,000	6.02%	(2)	10/15/2022	10/15/2023
Gas Company Tower (3)	350,000	4.00%	(2)	2/3/2021	2/15/2023
Gas Company Tower (3)	65,000	4.00%	(2)	2/3/2021	2/15/2023
Gas Company Tower (3)	50,000	4.00%	(2)	2/3/2021	2/15/2023
Total	$1,533,219

__________
(1)The index used for these derivative financial instruments is 1-Month SOFR.
(2)The index used for these derivative financial instruments is 1-Month LIBOR.
(3)As of the issuance date of this Annual Report, debt secured by Gas Company Tower is in maturity default and the related interest rate cap contracts expired.

Interest Rate Sensitivity

Our future earnings and fair value relating to our outstanding debt are primarily dependent upon prevalent market interest rates. The following table illustrates the effect of a 1% change in interest rates on our fixed- and variable-rate debt as of December 31, 2022:

		Fair Value of
	Effect on Future Interest Expense due to Variable-rate Debt:	Secured Debt

Rate increase of 1%	$3,092	$(9,914)
Rate decrease of 1%	$(7,807)	$9,824

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brookfield DTLA Fund Office Trust Investor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brookfield DTLA Fund Office Trust Investor Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity and Going Concern — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Company had $2.3 billion of total consolidated debt, including $1,128.9 million and $400.0 million maturing in 2023 and 2024, respectively. The Company’s substantial indebtedness requires the Company to use a material portion of cash flow to service interest on the debt outstanding. Additionally, the consolidated debt also included $288.9 million of mortgage and mezzanine debt secured by 777 Tower and $465.0 million of mortgage and mezzanine debt secured by Gas Company Tower that is in default. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs (such as tenant improvements), however, the Company has limited amounts of liquidity to make these capital commitments. The Company may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With the Company’s limited amount of unrestricted cash on hand the Company’s ability to make any loan paydowns is limited. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

We identified the Company’s liquidity and going concern disclosure as a critical audit matter because of the significant judgments in management’s plans to fund its debt in default, upcoming debt maturities and future tenant improvements within one year after the date the financial statements are issued. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s conclusion that it is probable the Company’s plan will be effectively implemented within one year after the date the financial statements are issued and will provide the necessary cash flows to fund the Company’s debt maturities and future tenant improvements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s liquidity and going concern disclosure included the following, among others:

•We evaluated conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern.

•We tested management’s plan and its key assumptions including, but not limited to:
◦Projected revenues and property operating expenses by comparing such assumptions to underlying lease agreements and historical operating costs.
◦Estimates relating to future tenant improvements by comparing to underlying lease agreements.

•We engaged in discussions with management and evaluated the Company’s intent and ability to exercise extensions of its debt where available, foreclose certain properties collateralizing its loans, etc. and addressed the feasibility of the plan.

•We evaluated management’s disclosure in the notes to the financial statements to ensure it is in accordance with the appropriate guidance.

•We evaluated management’s plans in the context of other audit evidence and analyzed external filings and press releases to determine whether it supported or contradicted the conclusion reached by management.

Impairment Review — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s investments in long-lived assets, including investments in real estate, are individually reviewed for impairment quarterly or if events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable, which is referred to as a "triggering event" or an "impairment indicator." The carrying amount of long-lived assets to be held and used is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by property and include significant fluctuations in estimated net operating income, changes in occupancy, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors.

When conducting the impairment review of the investments in real estate, the Company assessed the expected undiscounted cash flows based on numerous factors, but are not limited to, the credit quality of their tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value.

During the year 2022, the Company recognized impairment charges on investments in real estate and intangible assets of $112.1 million, which are included in “Impairment of real estate and intangible assets” within the consolidated statements of operations.

We identified the impairment of investments in real estate properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates, capitalization rates and discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of investments in real estate for possible indicators of impairment included the following, among others:

•We evaluated the Company’s assessment of impairment indicators and estimate of future operating performance of the assets by evaluating the following:

◦Inquired with management, read minutes of executive committee and Board of Directors meetings and identified any indicators that it is likely a long-lived investment in real estate will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

◦Tested investments in real estate for possible indicators of impairment, including searching for adverse real-estate-specific and/or market conditions.

•Compared the carrying value of the assets to their respective fair values to assess whether any properties had a carrying value in excess of the fair value which could be an indicator of impairment. Further, we evaluated the reasonableness of the cash flow assumptions (future market rental rates, capitalization rates, and discount rates) utilized in the fair value analysis by testing management’s ability to forecast future cash flows by comparing actual results to management’s historical forecasts. In addition, we utilized independent market data focusing on geographical location and property type to test management’s assumption.

•With the assistance of our fair value specialists, on a sample basis, we evaluated certain key assumptions utilized by management to determine the fair value of the investments in real estate such as the (1) valuation methodology utilized by management; (2) the discount rate, rental rates, growth rates, and capitalization rates; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 31, 2023

We have served as the Company’s auditor since 2013.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2022	2021
ASSETS
Investments in Real Estate:
Land	$216,982	$222,555
Buildings and improvements	2,145,830	2,308,836
Tenant improvements	420,010	418,460
Investments in real estate, gross	2,782,822	2,949,851
Less: accumulated depreciation	561,382	580,403
Investments in real estate, net	2,221,440	2,369,448
Investment in unconsolidated real estate joint venture	44,421	43,191
Cash and cash equivalents	23,523	38,901
Restricted cash	35,206	49,322
Rents, deferred rents and other receivables, net	135,447	125,625
Intangible assets, net	10,067	16,023
Deferred charges, net	54,877	57,529
Due from affiliates	6,823	10,062
Prepaid and other assets, net	12,365	12,377
Total assets	$2,544,169	$2,722,478

LIABILITIES AND DEFICIT
Liabilities:
Secured debt, net	$2,279,573	$2,255,921
Accounts payable and other liabilities	71,029	77,612
Due to affiliates	5,553	1,782
Intangible liabilities, net	2,905	4,455
Total liabilities	2,359,060	2,339,770

Commitments and Contingencies (See Note 15)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	As of December 31,
	2022	2021
LIABILITIES AND DEFICIT (continued)
Mezzanine Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 9,730,370 shares issued and outstanding as of December 31, 2022 and 2021	$484,126	$465,577
Noncontrolling Interests:
Series A-1 preferred interest	469,666	452,454
Senior participating preferred interest	11,677	21,191
Series B preferred interest	182,486	177,290
Total mezzanine equity	1,147,955	1,116,512

Stockholders’ Deficit:
Common stock, $0.01 par value, 1,000 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	204,369	203,369
Accumulated deficit	(1,167,270)	(865,927)
Noncontrolling interests	55	(71,246)
Total stockholders’ deficit	(962,846)	(733,804)
Total liabilities and deficit	$2,544,169	$2,722,478

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020

Revenue:
Lease income	$264,090	$257,352	$256,733
Parking	30,725	25,426	27,775
Interest and other	1,085	1,020	1,040
Total revenue	295,900	283,798	285,548
Expenses:
Rental property operating and maintenance	108,719	97,444	96,347
Real estate taxes	39,719	39,702	39,292
Parking	11,128	8,570	10,648
Other expenses	10,535	8,604	13,952
Depreciation and amortization	101,252	104,047	104,920
Interest	101,801	79,739	82,808
Impairment of real estate and intangible assets	112,073	—	—
Total expenses	485,227	338,106	347,967
Other Income (Expense):
Equity in earning (loss) of unconsolidated real estate joint venture	1,230	796	(525)
Total other income (expense)	1,230	796	(525)
Net loss	(188,097)	(53,512)	(62,944)
Net income (loss) attributable to noncontrolling interests:
Series A-1 preferred interest returns	17,212	17,212	17,213
Senior participating preferred interest redemption measurement adjustments	(8,248)	1,028	(1,580)
Series B preferred interest returns	14,432	16,063	17,708
Series B common interest – allocation of net income	71,301	33,194	111,743
Net loss attributable to Brookfield DTLA	(282,794)	(121,009)	(208,028)
Series A preferred stock dividends	18,549	18,549	18,548
Net loss attributable to common interest holders of Brookfield DTLA	$(301,343)	$(139,558)	$(226,576)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020

Net loss	$(188,097)	$(53,512)	$(62,944)

Other comprehensive income:
Interest rate swap contracts designated as cash flow hedges:
Unrealized derivative holding gains	—	—	562
Reclassification adjustment for realized loss included in net loss	—	—	1,779
Total other comprehensive income	—	—	2,341

Comprehensive loss	(188,097)	(53,512)	(60,603)
Less: comprehensive income attributable to noncontrolling interests	94,697	67,497	145,084
Comprehensive loss attributable to common interest holders of Brookfield DTLA	$(282,794)	$(121,009)	$(205,687)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Deficit
	Common Stock

Balance, December 31, 2019	1,000	$—	$197,535	$(499,793)	$(2,341)	$(216,183)	$(520,782)
Net (loss) income				(208,028)		145,084	(62,944)
Other comprehensive income					2,341	—	2,341
Contributions			4,834				4,834
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,548)		(33,341)	(51,889)
Balance, December 31, 2020	1,000	—	202,369	(726,369)	—	(104,440)	(628,440)
Net (loss) income				(121,009)		67,497	(53,512)
Other comprehensive income					—	—	—
Contributions			1,000				1,000
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,549)		(34,303)	(52,852)
Balance, December 31, 2021	1,000	—	203,369	(865,927)	—	(71,246)	(733,804)
Net (loss) income				(282,794)		94,697	(188,097)
Other comprehensive income					—	—	—
Contributions			1,000				1,000
Dividends, preferred returns and redemption measurement adjustments on mezzanine equity				(18,549)		(23,396)	(41,945)
Balance, December 31, 2022	1,000	$—	$204,369	$(1,167,270)	$—	$55	$(962,846)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net loss	$(188,097)	$(53,512)	$(62,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,252	104,047	104,920
Equity in (earning) loss of unconsolidated real estate joint venture	(1,230)	(796)	525
(Recovery) write-off of lease receivables previously deemed uncollectible	(196)	(1,136)	8,400
Provision for loan losses	—	—	2,653
Amortization of acquired below-market leases, net of acquired above-market leases	(141)	206	1,331
Straight-line rent amortization	(3,655)	(1,413)	1,441
Amortization of tenant inducements	2,529	3,803	3,897
Amortization and write-off of debt financing costs	6,763	7,825	5,471
Impairment of real estate and intangible assets	112,073	—	—
Loss on early extinguishment of debt	—	4,575	—
Unrealized loss (gain) on interest rate cap contracts	1,832	(41)	127
Realized loss on interest rate swap contracts	—	—	1,779
Changes in assets and liabilities:
Rents, deferred rents and other receivables, net	(6,282)	6,383	(4,496)
Deferred charges, net	(8,965)	(9,446)	(7,053)
Due from affiliates, net	1,324	1,043	(647)
Prepaid and other assets, net	10,157	(1,726)	(1,019)
Accounts payable and other liabilities	8,692	1,758	(1,570)
Due to affiliates	3,771	82	134
Net cash provided by operating activities	39,827	61,652	52,949
Cash flows from investing activities:
Expenditures for real estate improvements	(64,660)	(23,836)	(58,062)
Net cash used in investing activities	(64,660)	(23,836)	(58,062)

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020

Cash flows from financing activities:
Proceeds from secured debt	$18,590	$465,000	$305,000
Principal payments on secured debt	—	(450,000)	(265,000)
Proceeds from Series B preferred interest	47,564	25,500	47,850
Proceeds from senior participating preferred interest	288	629	777
Distributions to Series B preferred interest	(9,825)	(17,794)	(17,865)
Repurchases of Series B preferred interest	(46,975)	(45,306)	(34,218)
Distributions to senior participating preferred interest	(1,554)	(879)	(1,146)
Contributions to additional paid-in capital	1,000	1,000	1,000
Purchase of interest rate cap contracts	(12,048)	(107)	(130)
Payment for early extinguishment of debt and termination of interest rate swap contracts	—	(4,575)	(849)
Debt financing costs paid	(1,701)	(6,544)	(5,811)
Net cash (used in) provided by financing activities	(4,661)	(33,076)	29,608
Net change in cash, cash equivalents and restricted cash	(29,494)	4,740	24,495
Cash, cash equivalents and restricted cash at beginning of year	88,223	83,483	58,988
Cash, cash equivalents and restricted cash at end of year	$58,729	$88,223	$83,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,596	$67,976	$76,873
Cash paid for income taxes	$473	$1,723	$792

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020

Supplemental disclosure of non-cash investing and financing activities:
Accrual for current-year additions to real estate investments	$15,946	$12,818	$53,760
Increase in fair value of interest rate swaps	$—	$—	$562
Writeoff of fully depreciated investments in real estate	$24,008	$24,233	$36,613
Writeoff of fully amortized intangible assets	$6,322	$8,634	$14,414
Writeoff of fully amortized intangible liabilities	$14,746	$13,529	$6,850
Noncash contributions to additional paid-in capital	$—	$—	$3,834

The following is a reconciliation of Brookfield DTLA’s cash, cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020

Cash and cash equivalents at beginning of year	$38,901	$37,394	$33,964
Restricted cash at beginning of year	49,322	46,089	25,024
Cash, cash equivalents and restricted cash at beginning of year	$88,223	$83,483	$58,988

Cash and cash equivalents at end of year	$23,523	$38,901	$37,394
Restricted cash at end of year	35,206	49,322	46,089
Cash, cash equivalents and restricted cash at end of year	$58,729	$88,223	$83,483

See accompanying notes to consolidated financial statements.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

Brookfield DTLA Fund Office Trust Investor Inc. (“Brookfield DTLA” or the “Company”) is a Maryland corporation and was incorporated on April 19, 2013. Brookfield DTLA was formed for the purpose of consummating the transactions contemplated in the Agreement and Plan of Merger dated as of April 24, 2013, as amended, and the issuance of shares of 7.625% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) in connection with the acquisition of MPG Office Trust, Inc. and MPG Office, L.P. (together, “MPG”). Brookfield DTLA is a direct subsidiary of Brookfield DTLA Holdings LLC, a Delaware limited liability company (“DTLA Holdings”, and together with its affiliates excluding the Company and its subsidiaries, the “Manager”). DTLA Holdings is an indirect partially-owned subsidiary of Brookfield Property Partners L.P. (“BPY”), an exempted limited partnership under the Laws of Bermuda, which in turn is the flagship commercial property entity wholly-owned by Brookfield Corporation, a corporation under the laws of Ontario, and the primary vehicle through which Brookfield Corporation invests in real estate on a global basis. On December 9, 2022, Brookfield Asset Management Inc. (“BAM”) completed a distribution and listing of 25% of its asset management business — Brookfield Asset Management Ltd. The global alternative asset management business is now owned and operated through Brookfield Asset Management ULC. BAM is now known as Brookfield Corporation.

As of December 31, 2022 and 2021, Brookfield DTLA owned Bank of America Plaza (“BOA Plaza”), EY Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower and 777 Tower, which are Class A office properties, and FIGat7th, a retail center nestled between EY Plaza and 777 Tower. Additionally, Brookfield DTLA Fund Properties II LLC (“Fund II”) has a noncontrolling interest in an unconsolidated real estate joint venture with Brookfield DTLA FP IV Holdings LLC (“DTLA FP IV Holdings”), a wholly‑owned subsidiary of DTLA Holdings, which owns Beaudry (previously known as 755 South Figueroa), a residential development property. All of these properties are located in the Los Angeles Central Business District (the “LACBD”) in Downtown Los Angeles, which has long been a major office district for law firms, accounting firms and government agencies.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated balance sheets as of December 31, 2022 and 2021 include the accounts of Brookfield DTLA and subsidiaries in which it has a controlling financial interest. All material intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2022, 2021 and 2020.

Liquidity and Going Concern

The consolidated financial statements have been prepared in accordance with GAAP on the basis that the Company will continue as a going concern. The going concern basis assumes that the Company will be able to meet its obligations and continue its operations one year from the date of the issuance of the Annual Report, which is dependent upon the Company’s ability to effectively implement plans related to the secured debt currently in default and the secured debt that matures within one year after the date of the issuance of the Annual Report, as discussed below (together, the “Maturing Loans”).

As of the issuance date of this Annual Report, the Company had $2.3 billion of total consolidated debt, including $1,128.9 million and $400.0 million maturing in 2023 and 2024, respectively. Our substantial indebtedness requires us to use a material portion of our cash flow to service interest on our debt. Additionally, our consolidated debt also includes $288.9 million of mortgage and mezzanine debt secured by 777 Tower and $465.0 million of mortgage and mezzanine debt secured by Gas Company Tower that is in default. The Company has experienced a decline in occupancy since the onset of the COVID-19 pandemic as tenant leases expire which has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs (such as tenant improvements), however, the Company has limited amounts of liquidity to make these capital commitments. Furthermore, since the second quarter of 2022, uncertainty in the overall economy has increased due to the Federal Reserve materially raising interest rates to fight inflation. The increase and volatility in interest rates, not only increase the cost of our floating rate debt and the rates or spread on any refinancing we may seek, but it also materially increased the cost of interest rate protection agreements and interest rate risk hedging. We are required to obtain interest rate protection agreements with respect to the Company’s existing floating rate secured loans (and which we expect will be required to obtain for refinancing our maturing debt).

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With the Company’s limited amount of unrestricted cash on hand, the Company’s ability to make any loan paydowns is limited without the sale of real estate assets, and we do not have any contracts to sell our properties as of the issuance date of this Annual Report. Nevertheless, if one or more of the properties securing our Maturing Loans were to be foreclosed upon by the lenders, as these secured debt obligations are not cross-collateralized with other properties in the portfolio, we believe we will have sufficient cash from our remaining properties and our Series B financings to meet our obligations to continue our operations within one year after the date of the issuance of the Annual Report. While these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern, for the reasons stated in this paragraph and the further discussion below, management has determined that it is probable that the conditions and events raising substantial doubt about the entity’s ability to continue as a going concern have been alleviated, and that the Company will continue as a going concern during one year from the date of the issuance of the Annual Report.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to effectively implement plans related to the Maturing Loans.

Debt Maturing within One Year From the Date of the Issuance of the Annual Report:

FIGat7th — In March 2023, the lender granted a short-term extension of the maturity date from March 1, 2023 to April 3, 2023. Brookfield DTLA is currently engaged in discussions with the lender to extend the debt secured by FIGat7th for three years. As of the issuance date of this Annual Report, we currently do not have a commitment from the lenders to extend the maturity dates of this loan for three years. If we are unable to extend the FIGat7th loan, then the lender would have the right to exercise its remedies under the FIGat7th loan, including, but not limited to, declaring the debt to be immediately payable and foreclosing on FIGat7th.

Wells Fargo Center — South Tower — As of December 31, 2022, and the issuance date of this Annual Report, wholly-owned subsidiaries of the Company had and continue to have a secured mortgage loan of $265.4 million on Wells Fargo Center—South Tower (the “Wells Fargo Center South Loan”) that matures on November 4, 2023. We currently plan to operate the property and pay debt service on the loan through maturity. We will attempt to extend the Wells Fargo Center South Loan with the current lenders or refinance the loan with different lenders. As of the issuance date of this Annual Report, we currently do not have a commitment from the lenders to extend the maturity dates of this loan. Additionally, we do not know what paydown may be required upon any refinancing of this loan, and therefore are not certain if we will have sufficient unrestricted cash on hand to make any such paydown. We do not currently have any commitment for additional capital to the extent any paydown requires cash in excess of the unrestricted cash on hand that we would be able or willing to allocate to such paydown. If we are unable to negotiate a loan modification with the current lenders or refinance the Well Fargo Center South Loan, then the lenders would have the right to exercise the remedies under the WFC South Loan, including, but not limited to, declaring the debt to be immediately payable and foreclosing on Wells Fargo Center – South Tower.

Wells Fargo Center — North Tower Loans — As of December 31, 2022, and the issuance date of this Annual Report, wholly-owned subsidiaries of the Company (the “WFC North Borrowers”) had and continue to have secured loans of $500.0 million on Wells Fargo Center — North Tower, comprised of a $400.0 million mortgage loan, a $65.0 million mezzanine loan, and a $35.0 million junior mezzanine loan (collectively, the “WFC North Loans”). The maturity date of the WFC North Loans is October 9, 2023.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In March 2023, the lender of the junior mezzanine loan agreed, subject to certain conditions, to forbear from exercising any remedy as a result of non-payment of the monthly debt service payment for March due on the junior mezzanine loan. The amount of cash the property currently generates from its operations is not sufficient to cover the upcoming debt obligations, leasing costs and capital expenditures with respect to Wells Fargo Center – North Tower. The WFC North Borrowers will not have sufficient available cash to make the interest payments on the WFC North Loans. The WFC North Borrowers will attempt to negotiate favorable amendments to the WFC North Loans and/or interest payment forbearances from the current lenders. If WFC North Borrowers are unsuccessful, the forbearance agreement with any lender lapses, and the interest payments are not made on the due date or if the mechanics liens currently existing on the asset are not timely discharged, then the lenders would have the right to exercise the remedies under the WFC North Loans, including, but not limited to, declaring the debt to be immediately payable and foreclosing on Wells Fargo Center – North Tower.

EY Plaza — As of December 31, 2022, and the issuance date of this Annual Report, wholly-owned subsidiaries of the Company (the “EY Borrowers”) have secured loans of $305.0 million on EY Plaza, comprised of a $275.0 million mortgage loan and a $30.0 million mezzanine loan (collectively, the “EY Plaza Loans”). The maturity date of the EY Plaza Loans is October 9, 2023, with two one-year extension options. The EY Borrowers have received notices from certain tenants of EY Plaza stating that they are not in compliance with the terms of their respective lease agreements. The amount of cash the EY Borrowers currently generate from operations is not sufficient to cover its upcoming debt obligations, leasing costs and capital expenditures with respect to EY Plaza. It is unlikely that they will be able to obtain additional sources of liquidity or negotiate favorable amendments to the EY Plaza Loans or interest payment forbearances from the lenders in time. In this case, the EY Borrowers will not have sufficient operating cash flow to cure the non-compliance with the leases or discharge mechanics liens currently existing on the asset or make the April 2023 interest payments on the EY Plaza Loans. If the lenders send the EY Borrowers a notice of default to cure the non-compliance with the leases and the EY Borrowers are unsuccessful in curing the defaults during the available cure period or discharging the mechanics liens within the time required under the EY Plaza Loans, or the interest payment is not made on the due date of April 7, 2023, then the lenders would have the right to exercise the remedies under the EY Plaza Loans, including, but not limited to, declaring the debt to be immediately payable and foreclosing on EY Plaza.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Debt in Default:

777 Tower Loans — As previously disclosed in our public filings, wholly-owned subsidiaries of the Company (the “777 Borrowers”) have secured loans of $318.6 million on 777 Tower, comprised of a $268.6 million mortgage loan and a $50.0 million mezzanine loan (collectively, the “777 Tower Loans”). There was $288.9 million outstanding under the 777 Tower Loans as of December 31, 2022 and the issuance date of this Annual Report. In November 2022, the 777 Borrowers did not obtain an Interest Rate Protection Agreement (as defined in the underlying loan agreements) which constitutes an Event of Default (as defined in the underlying loan agreements). Wells Fargo Bank, National Association, as Administrative Agent for the lenders under the mortgage loan, and Mesa West Core Lending Fund, LLC, have notified the 777 Borrowers that defaults and potential defaults have occurred under the loan and that the lenders have the right to exercise their remedies under the 777 Tower Loans, including, without limitation, declaring the debt to be immediately due and payable and foreclosing on 777 Tower. As a result of the default under the mortgage loan, an Event of Default (as defined in the underlying loan agreements) has occurred and is continuing under the mezzanine loan. As of the issuance date of this Annual Report, the lenders have not exercised any of their remedies under the 777 Tower Loans. In addition, as of the issuance date of this Annual Report, the 777 Borrowers have not paid the March 2023 interest expense accrued on the mezzanine loan and currently do not intend to pay this or the future interest expense accrued on the 777 Tower Loans. Certain mechanics’ liens have also been filed against the asset, and if the 777 Borrowers do not discharge such liens within the time required under the 777 Tower Loans, an additional Event of Default on these loans will occur.

Gas Company Tower Loans — As previously disclosed in our public filings, wholly-owned subsidiaries of the Company (the “Gas Company Borrowers”) have secured loans of $465.0 million on Gas Company Tower, comprised of a $350.0 million mortgage loan, a $65.0 million mezzanine loan and a $50.0 million junior mezzanine loan (collectively, the “Gas Company Tower Loans”). There was $465.0 million outstanding under the Gas Company Tower Loans as of December 31, 2022 and the issuance date of this Annual Report. The initial maturity date of the Gas Company Tower Loans was February 9, 2023, with three one-year extension options. Gas Company Borrowers did not exercise the option to extend the maturity of the loans and therefore, subsequent to the current year-end period, on February 9, 2023, the Gas Company Tower Loans matured, and an Event of Default (as defined in the underlying loan agreements) has occurred and is continuing. The lenders may exercise their remedies under the loans, including foreclosing on Gas Company Tower. As of the issuance date of this Annual Report, the lenders have not exercised any of their remedies under the Gas Company Tower Loans, and have transferred these loans to a special servicer. In addition, as of the issuance date of this Annual Report, the Gas Company Borrowers have not paid the March 2023 interest expense accrued on the mezzanine loan and currently do not intend to pay this or the future interest expense accrued on the Gas Company Tower Loans.

There are several potential outcomes with respect to 777 Tower Loans and Gas Company Tower Loans, including negotiating a modification to the loans, refinancing the loans, or consensual short sales. However, there is no assurance that we will be successful in achieving any of these potential outcomes. If unsuccessful, the lenders would retain their right to exercise the remedies under the loans including, but not limited to, declaring the debt to be immediately payable and foreclosing on the assets.

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

We consolidate entities through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets. As of December 31, 2022, these consolidated VIEs had in aggregate total consolidated assets of $2.5 billion (of which $2.2 billion is related to investments in real estate) and total consolidated liabilities of $2.4 billion (of which $2.3 billion is related to non-recourse debt secured by our office and retail properties). The Company is obligated to repay substantially all of the liabilities of our consolidated VIEs, except for the non-recourse secured debt.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Investment in Unconsolidated Real Estate Joint Venture. Fund II has a noncontrolling interest in a joint venture, Brookfield DTLA Fund Properties IV LLC (“Fund IV”), with DTLA FP IV Holdings. The Company determined that the joint venture is a VIE mainly because its equity investment at risk is insufficient to finance the joint venture’s activities without additional subordinated financial support. While the joint venture meets the definition of a VIE, Brookfield DTLA is not its primary beneficiary as the Company lacks the power through voting or similar rights to direct the activities that most significantly impact the joint venture’s economic performance. Therefore, the Company accounts for its ownership interest in the joint venture under the equity method. Under the equity method of accounting, we initially recognize Fund II’s investment in the joint venture at the fair value of the assets contributed, and subsequently adjust the joint venture’s carrying amount for Fund II’s share of the joint venture’s redemption value and other-than-temporary impairments (if any). The redemption value represents the amount to be distributed to Fund II in the event of termination or liquidation of the joint venture. Adjustments to the joint venture’s carrying amount to its redemption value are recorded in the consolidated statements of operations as equity in earning (loss) of unconsolidated real estate joint venture. As of December 31, 2022, the Company’s ownership interest in the unconsolidated real estate joint venture was 22.1%, a decrease from 33.6% as of December 31, 2021 as a result of additional capital contributed by DTLA FP IV Holdings during the year ended December 31, 2022.

The liabilities of the joint venture may only be settled using the Beaudry assets and are not recourse to the Company. Brookfield DTLA’s exposure to its investment in the joint venture is limited to its investment balance and the Company has no obligation to make future contributions to the joint venture. Pursuant to the operating agreement of the joint venture, DTLA FP IV Holdings may be required to fund additional amounts for the Beaudry development, routine operating costs, and guaranties or commitments of the joint venture.

Impact of COVID-19 pandemic

Leasing activity and occupancy in the LACBD has not caught up to pre-pandemic levels as businesses consider how to best implement return-to-office plans and transition to hybrid or remote work policies. Office tenants are still active in the leasing markets but are more selective in making real estate decisions. Relocating and renewing tenants are pursuing space efficiencies which are often accompanied by size reduction and a focus on highest quality assets. Retail tenants have continued to benefit from higher visitor traffic since COVID mandates throughout California were lifted in June 2021 (the “Reopening”) but short of pre-pandemic levels. During the years ended December 31, 2022 and 2021, the Company recorded favorable lease income adjustments of $0.2 million and $1.1 million, respectively, as a result of the Reopening with various retail tenants benefited from higher visitor traffic, as well as office employees returning to offices. In contrast, during the year ended December 31, 2020, due to the uncertainties posed to our retail and office tenants by the restrictions implemented to combat the spread of COVID-19 pandemic, adjustments of $8.4 million were recognized to lower our lease income related to certain leases where we determined that the collection of future lease payments was not probable.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of events such as COVID-19 pandemic and the measures taken to combat the spread of the pandemic. For example, estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, impairment of long-lived assets and the fair value of debt. Actual results could ultimately differ from such estimates.

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

Depreciation expense related to investments in real estate during the years ended December 31, 2022, 2021 and 2020 totaled $87.3 million, $87.3 million and $87.5 million, respectively, and is reported as part of depreciation and amortization expense in the consolidated statements of operations.

The Company capitalizes costs associated with capital expenditures and tenant improvements. Capitalization of costs is required while activities are ongoing to prepare an asset for their intended use. Costs incurred after the capital expenditures and tenant improvement projects are substantially complete and ready for its intended use are expensed as incurred. Expenditures for repairs and maintenance, real estate taxes and insurance are expensed as incurred.

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

When conducting the impairment review of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors. These factors include, but are not limited to, the credit quality of our tenants, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, leasing activity statistics, vacancy projections, renewal percentage, and rent collection rates. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, the Company determines the fair value of the property and an impairment loss would be recorded to write down the carrying amount of such property to its fair value. During the year ended December 31, 2022, the Company recognized impairment charges on Wells Fargo Center–South Tower’s investments in real estate of $111.1 million and intangible assets associated with this property of $1.0 million to reduce their carrying amounts to their estimated fair value. While there were no impairment charges on other properties in our portfolio during the year ended December 31, 2022, in light of the evolving office rental business environment and the slowdown in economic growth in the near term because of rising interest rates, decreases in our property valuations may lead to additional impairment charges in our portfolio in the near future. In comparison, during the same period in 2021, none of Brookfield DTLA’s real estate properties were impaired. See “Note 12 - Fair Value Measurements” for a detailed discussion of the factors that were considered when determining the fair value of Wells Fargo Center–South Tower.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s investment in its unconsolidated real estate joint venture is also reviewed for impairment quarterly or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other than temporary. Triggering events or impairment indicators for the Company’s unconsolidated real estate joint venture include its recurring operating losses, and other events such as significant changes in construction costs, estimated completion dates, intended holding periods, and other factors related to the Beaudry development. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value. Based on its review, management concluded that Brookfield DTLA’s investment in its unconsolidated real estate joint venture was not impaired as of December 31, 2022 and 2021.

Cash and Cash Equivalents—

Cash and cash equivalents include cash, deposits with major commercial banks, and short-term investments with an original maturity of three months or less.

Restricted Cash—

Restricted cash consists primarily of deposits for leasing costs, tenant improvements and capital expenditures; real estate taxes and insurance reserves, debt service reserves and other items as required by certain of the Company’s secured debt agreements. It also includes cash accounts controlled by loan administrative agents or lenders pursuant to cash sweep events associated with the loans secured by certain properties. See Note 5 — Secured Debts, Net for details.

Rents, Deferred Rents and Other Receivables, Net —

Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. The Company offers various types of lease incentives to induce tenants to sign a lease, including free rent lease periods, and various allowances such as cash paid to tenants and for tenant improvements that are the assets of the tenants. The Company records these allowances as tenant inducements, which are included in rents, deferred rents and other receivables in the consolidated balance sheets and amortized as a reduction to lease income on a straight-line basis over the term of the related lease. See Note 3—“Rents, Deferred Rents and Other Receivables, Net.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under ASC Topic 842, Leases, Brookfield DTLA must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments throughout the term of the lease. The Company considers the tenant’s payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement, the Company recognizes lease income over the term of the lease on a straight-line basis. During the term of the lease, Brookfield DTLA monitors the credit quality and any related material changes of our tenants by (i) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (ii) monitoring news reports regarding our tenants and their respective businesses, (iii) monitoring the tenant’s payment history and current credit status, and (iv) analyzing current economic trends, and reasonable and supportable forecasts of future economic conditions. When collectibility is not deemed probable at the lease commencement date, the Company’s lease income is constrained to the lesser of (i) the income that would have been recognized if collection were probable, or (ii) the lease payments that have been collected from the lessee. If the collectibility assessment changes to probable after the lease commencement date, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments that have been collected from the lessee are less than the lease income recognized to date. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations. As the result of our assessment of the collectibility of amounts due under leases with our tenants, the Company recognized a recovery (reduction) of lease income totaling $0.2 million, $1.1 million and $(8.4) million, respectively, during the years ended December 31, 2022, 2021 and 2020.

Intangible Assets and Liabilities, Net—

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The value of acquired above- and below-market leases are amortized and recorded as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income in the consolidated statements of operations over the remaining terms of the associated leases. The value of tenant relationships is amortized as an expense over the expected term of the relationship, which includes an estimated probability of lease renewal. The value of in-place leases is amortized as an expense over the remaining life of the leases. Amortization of tenant relationships and in‑place leases is included as part of depreciation and amortization in the consolidated statements of operations.

Deferred Charges, Net—

Deferred charges mainly include initial direct costs, primarily commissions related to the leasing of the Company’s office properties, and are stated net of accumulated amortization of $52.0 million as of both December 31, 2022 and 2021.

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

Due From/To Affiliates—

Amounts due from/to affiliates consist of related party receivables from and payables due to affiliates of BPY and Brookfield Corporation, primarily related to lease income, parking revenue, and fees for property, development and asset management and other services. See Note 13—“Related Party Transactions.”

Prepaid and Other Assets, Net—

Prepaid and other assets, net, mainly include interest rate cap contracts.

Secured Debt, Net—

Debt secured by our properties is presented in the consolidated balance sheets net of unamortized debt financing costs.

Debt financing costs totaling $6.8 million, $7.5 million and $5.4 million were amortized during the years ended December 31, 2022, 2021 and 2020, respectively, over the terms of the related loans using the effective interest method and are included as part of interest expense in the consolidated statements of operations. Any unamortized amounts remaining upon early repayment of debt are written off, and the related costs and accumulated amortization are removed from the consolidated balance sheets.

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

The Preferred Interests included within mezzanine equity were recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of each reporting period. Adjustments to increase or decrease the carrying amount to redemption value are recorded in the consolidated statements of operations as redemption measurement adjustments.

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

Brookfield DTLA has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). A TRS is permitted to engage in activities that a REIT cannot engage in directly, such as performing non‑customary services for the Company’s tenants, holding assets that the Company cannot hold directly and conducting certain affiliate transactions. A TRS is subject to both federal and state income taxes. During the years ended December 31, 2022, 2021 and 2020, the Company’s various TRS recorded income tax expenses of $0.4 million, $0.4 million and $0.8 million respectively.

As of December 31, 2022 and 2021, Brookfield DTLA had net operating loss carryforwards (“NOLs”) totaling $474.0 million and $406.4 million, respectively. The NOLs generated prior to January 1, 2018 will begin to expire in 2033, while NOLs generated in tax years beginning January 1, 2018 or later have an indefinite carryforward period. Brookfield DTLA does not expect to utilize these NOLs and as a result, no deferred tax assets have been established as of December 31, 2022 and 2021.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Uncertain Tax Positions—

Brookfield DTLA recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. Brookfield DTLA has no unrecognized tax benefits as of December 31, 2022 and 2021, and does not expect its unrecognized tax benefits balance to change during the next 12 months. As of December 31, 2022, Brookfield DTLA’s 2018, 2019, 2020 and 2021 tax years remain open under the normal statute of limitations and may be subject to examination by federal, state and/or local authorities.

Derivative Financial Instruments—

Brookfield DTLA uses interest rate swap and cap contracts to manage interest rate fluctuation risk by limiting the impact of changes in LIBOR and SOFR on certain of its debt. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreements without exchange of the underlying principal amount. The Company believes these contracts are with counterparties who are creditworthy financial institutions.

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

Additionally, Brookfield DTLA uses interest rate cap contracts to limit impact of changes in LIBOR on certain of its debt. The Company does not elect hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change as part of other expenses in the consolidated statements of operations.

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

The Company estimates the fair value of its debt by calculating the credit-adjusted present value of principal and interest payments for each loan. The calculation incorporates observable market interest rates, which management considers to be Level 2 inputs, assumes that each loan will be outstanding until maturity, and excludes any options to extend the maturity date of the loan available per the terms of the loan agreement, if any. See Note 11—“Financial Instruments.”

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Recently Issued Accounting Literature

New Accounting Pronouncements Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. The guidance is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022 (the “sunset date”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022 (the “sunset date”). The Company adopted ASU 2020-04 and ASU 2021-01 on a prospective basis on January 1, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. ASU 2022-06 is effective immediately for all entities. At the time of adoption, the guidance did not have a material impact on the Company’s consolidated financial statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Management also views the unconsolidated real estate joint venture, Fund IV, as a separate operating segment. This joint venture engages in the development of the multifamily residential real estate property, Beaudry, which has different economic characteristics compared to commercial office and retail properties described above. The progress of the development project, funding requirements, projected returns and other discrete financial information of the joint venture are regularly reviewed by management to assess performance. However, since this joint venture is not considered material to the overall results of the Company, it is not a reportable segment.

Note 3—Rents, Deferred Rents and Other Receivables, Net

Brookfield DTLA’s rents, deferred rents and other receivables are comprised of the following:

	As of December 31,
	2022	2021

Straight-line and other deferred rents	$114,414	$108,913
Tenant inducements receivable	31,689	28,445
Tenant receivables	2,406	3,316
Other receivables	1,588	362
Rents, deferred rents and other receivables, gross	150,097	141,036
Less: accumulated amortization of tenant inducements	14,650	15,411
Rents, deferred rents and other receivables, net	$135,447	$125,625

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of assessments regarding the collectibility of rents and deferred rent receivables and related adjustments made during the year ended December 31, 2022, 2021 and 2020.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4—Intangible Assets and Liabilities

Brookfield DTLA’s intangible assets and liabilities are summarized as follows:

	As of December 31,
	2022	2021
Intangible Assets
In-place leases	$32,678	$41,422
Tenant relationships	2,151	6,432
Above-market leases	8,231	16,734
Intangible assets, gross	43,060	64,588
Less: accumulated amortization	32,993	48,565
Intangible assets, net	$10,067	$16,023

Intangible Liabilities
Below-market leases	$18,670	$33,416
Less: accumulated amortization	15,765	28,961
Intangible liabilities, net	$2,905	$4,455

A summary of the effect of amortization/accretion of intangible assets and liabilities reported in the consolidated financial statements is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Lease income	$141	$(206)	$(1,331)
Depreciation and amortization expense	$3,562	$4,267	$6,217

As of December 31, 2022, the estimated amortization/accretion of intangible assets and liabilities in future periods is as follows:

	In-Place Leases	Other Intangible Assets	Intangible Liabilities

2023	$1,546	$1,800	$730
2024	920	1,752	280
2025	840	1,112	265
2026	585	443	246
2027	115	3	154
Thereafter	918	33	1,229
Total future amortization/accretion of intangibles	$4,924	$5,143	$2,905

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5—Secured Debt, Net

Brookfield DTLA’s secured debt is as follows as of December 31, 2022:

	Maturity Date	Contractual Interest Rates	Principal Amount as of December 31,
			2022	2021
Variable-Rate Loans:
Wells Fargo Center–North Tower	10/9/2023	SOFR + 1.76%	$400,000	$400,000
Wells Fargo Center–North Tower	10/9/2023	SOFR + 4.11%	65,000	65,000
Wells Fargo Center–North Tower (1)	10/9/2023	SOFR + 5.11%	35,000	35,000
Wells Fargo Center–South Tower (2)	11/4/2023	SOFR + 1.80%	265,447	260,796
EY Plaza	10/9/2023	LIBOR + 2.86%	275,000	275,000
EY Plaza	10/9/2023	LIBOR + 6.85%	30,000	30,000
Gas Company Tower (4)	2/9/2023	LIBOR + 1.89%	350,000	350,000
Gas Company Tower (4)	2/9/2023	LIBOR + 5.00%	65,000	65,000
Gas Company Tower (4)	2/9/2023	LIBOR + 7.75%	50,000	50,000
Total variable-rate loans			1,535,447	1,530,796

Fixed-Rate Debt:
BOA Plaza	9/1/2024	4.05%	400,000	400,000
FIGat7th (5)	3/1/2023	3.88%	58,500	58,500
Total fixed-rate debt			458,500	458,500

Total secured debt, excluding debt in default			1,993,947	1,989,296

Debt in Default:
777 Tower (3)	12/30/2022	LIBOR + 1.60%	243,594	231,842
777 Tower (3)	12/30/2022	LIBOR + 4.15%	45,345	43,158
Total debt in default			288,939	275,000

Total secured debt			2,282,886	2,264,296
Less: unamortized debt financing costs			3,313	8,375
Total secured debt, net			$2,279,573	$2,255,921
__________

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(1)Brookfield Corporation owns a significant interest in a company whose subsidiary is the lender of this loan. See Note 13—“Related Party Transactions” for details.
(2)As of December 31, 2022, a future advance amount of $24.6 million is available under this loan that can be drawn to fund approved leasing costs (as defined in the underlying loan agreement), including tenant improvements and inducements, leasing commissions, and common area improvements.
(3)Starting December 2022, the mortgage and mezzanine loans secured by 777 Tower were in default for failing to enter into interest rate cap contracts. The lender may accelerate the maturity date of the debt. See “Debt Compliance” below for details.
(4)The Company did not exercise the option to extend the maturity of the loans secured by Gas Company Tower and therefore on February 9, 2023, the Gas Company Tower Loans matured and, since this loan has not been repaid, an event of default has occurred and is continuing. See “Debt Compliance” below for details.
(5)In March 2023, the lender granted a short-term extension of the maturity date from March 1, 2023 to April 3, 2023.

The weighted average interest rate of the Company’s secured debt was 5.82% and 2.91% as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted average term to maturity of our debt (excluding debt in default as of December 31, 2022) was approximately one year.

Debt Maturities

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s secured debt as of December 31, 2022:

2023 (2)	$1,593,947
2024	400,000
Total	$1,993,947
Principal loan balances with maturity date prior to December 31, 2022 (1)	288,939
Total secured debt	$2,282,886
(1)    Represents the aggregate principal balance as of December 31, 2022 of the mortgage and mezzanine loans secured by 777 Tower, which are in default. See “Debt Compliance” below for details.
(2)    Includes the aggregate principal balance of the mortgage and mezzanine loans secured by the Gas Company Tower of $465.0 million, which are in maturity default effective February 9, 2023. See “Debt Compliance” below for details.

Excluding the debt secured by 777 Tower that are in default, as of December 31, 2022, $1,593.9 million of the Company’s secured debt may be prepaid without penalty (including principal balance of the mortgage and mezzanine loans secured by the Gas Company Tower of $465.0 million, which are in maturity default effective February 9, 2023), and $400.0 million may be defeased (as defined in the underlying loan agreements).

Non-Recourse Carve Out Guarantees

All of our secured debt is subject to “non-recourse carve out” guarantees that expire upon elimination of the underlying loan obligations. In connection with these loans, Brookfield DTLA entered into “non-recourse carve out” guarantees, which provide for these otherwise non-recourse loans to become partially or fully recourse against DTLA Holdings, if certain triggering events (as defined in the loan agreements) occur.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Debt Compliance

Mortgage and Mezzanine Debt in Default

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Liquidity and Going Concern” for detailed discussion of the 777 Tower and Gas Company Tower loans that are in currently default.

Certain loan agreements held by Brookfield DTLA contain debt yield and debt service coverage ratios. As of December 31, 2022, excluding the secured debt that are in default as of the issuance date of this Annual Report (the 777 Tower Loans and Gas Company Tower Loans), Brookfield DTLA was meeting or exceeding these financial ratios, with the exception of the loans secured by Wells Fargo Center—South Tower and Wells Fargo Center—North Tower that did not meet their respective minimum debt yield ratio.

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

Wells Fargo Center–North Tower —

As of December 31, 2022, the borrower’s debt yield ratio was under the minimum debt yield ratio. While this does not constitute an Event of Default under the terms of the mortgage loan agreement, following the occurrence of such debt yield event, any excess operating cash flows are to be swept to a cash account controlled by the loan administrative agent. Funds within this account shall be applied to the borrower's approved operating expenses; tenant improvement costs and leasing commissions (capped at the leasing reserve deposit amount as specified in the loan agreements); property taxes and insurance; interest and any other amounts due and payable under the loan and interest rate cap contracts; reserve accounts; and fees and expenses due to the loan administrative agent. The cash sweep started in January 2022.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
London Interbank Offered Rate (“LIBOR”) Transition

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, previously announced that the FCA intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited, the benchmark administrator for USD-LIBOR rates, proposed extending the publication of certain commonly-used USD-LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD-LIBOR as soon as practicable and in any event by December 31, 2021.

As of December 31, 2022, we have outstanding variable debt and interest rate cap contracts that are indexed to LIBOR. All of the Company’s variable debt contracts contain fallback language that lay out the process through which a replacement rate can be identified or used when LIBOR is not available. The LIBOR interest rate index for the debt secured by Wells Fargo Center–North Tower and Wells Fargo Center–South Tower was replaced by SOFR in October 2022 and November 2022, respectively.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or interest rate caps, but if our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available.

Note 6—Accounts Payable and Other Liabilities

Brookfield DTLA’s accounts payable and other liabilities are comprised of the following:

	As of December 31,
	2022	2021

Tenant improvements and inducements payable	$23,644	$32,973
Unearned rent and tenant payables	27,136	31,249
Accrued capital expenditures and leasing commissions	6,162	7,422
Accrued expenses and other liabilities	14,087	5,968
Accounts payable and other liabilities	$71,029	$77,612

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7—Noncontrolling Interests

Mezzanine Equity Component

Mezzanine equity in the consolidated balance sheets is comprised of the following:

Series A Preferred Stock. Brookfield DTLA is authorized to issue up to 10,000,000 shares of Series A preferred stock, $0.01 par value per share, with a liquidation preference of $25.00 per share. As of December 31, 2022 and 2021, 9,730,370 shares of Series A preferred stock were outstanding, of which 9,357,469 shares were issued to third parties and 372,901 shares were issued to DTLA Fund Holding Co., a subsidiary of DTLA Holdings.

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

Series B Preferred Interest. At the time of the merger with MPG, DTLA Holdings made a commitment to contribute up to $260.0 million in cash or property to Fund II, which directly or indirectly owns the Brookfield DTLA properties. Pursuant to the amendments to the Limited Liability Company Agreement of Fund II effective November 2020, May 2022 and November 2022, such contribution commitment by DTLA Holdings increased by $50.0 million, $40.0 million and $75.0 million, respectively, to $425.0 million. As of December 31, 2022, $88.6 million is available to the Company under this commitment for future funding. The Series B preferred interest in Fund II held by DTLA Holdings is senior to the interest in Fund II indirectly held by the Company and has a priority on distributions senior to the equity securities of such subsidiaries held indirectly by the Company and, as a result, rank senior to the Series A preferred stock. The Series B preferred interest in Fund II may limit the amount of funds available to the Company for any purpose, including for dividends or other distributions to holders of its capital stock, including the Series A preferred stock.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are held by a noncontrolling interest holder. Series A preferred stock, Series A-1 preferred interest, senior participating preferred interest and Series B preferred interest are classified as mezzanine equity because they are callable, and the holder of the Series A-1 preferred interest, senior participating preferred interest, Series B preferred interest, and some of the Series A preferred stock indirectly controls the ability to elect to redeem such instruments, through its controlling interest in the Company and its subsidiaries. See Note 8—“Mezzanine Equity.”

Stockholders’ Deficit Component

Common interests held by DTLA Holdings are presented as “noncontrolling interests” as part of Stockholders’ Deficit in the consolidated balance sheets.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Mezzanine Equity

A summary of the change in mezzanine equity is as follows:

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Noncontrolling Interests			Total Mezzanine Equity
			Series A-1 Preferred Interest	Senior Participating Preferred Interest	Series B Preferred Interest

Balance, December 31, 2019	9,730,370	$428,480	$418,029	$22,362	$185,352	$1,054,223
Issuance of Series B preferred interest					47,850	47,850
Dividends		18,548				18,548
Preferred returns			17,213		17,708	34,921
Redemption measurement adjustments				(1,580)		(1,580)
Contributions from noncontrolling interests				777		777
Repurchases of noncontrolling interests					(34,218)	(34,218)
Distributions to noncontrolling interests				(1,146)	(17,865)	(19,011)
Balance, December 31, 2020	9,730,370	447,028	435,242	20,413	198,827	1,101,510
Issuance of Series B preferred interest					25,500	25,500
Dividends		18,549				18,549
Preferred returns			17,212		16,063	33,275
Redemption measurement adjustments				1,028		1,028
Contributions from noncontrolling interests				629		629
Repurchases of noncontrolling interests					(45,306)	(45,306)
Distributions to noncontrolling interests				(879)	(17,794)	(18,673)
Balance, December 31, 2021	9,730,370	465,577	452,454	21,191	177,290	1,116,512
Issuance of Series B preferred interest					47,564	47,564
Dividends		18,549				18,549
Preferred returns			17,212		14,432	31,644
Redemption measurement adjustments				(8,248)		(8,248)
Contributions from noncontrolling interests				288		288
Repurchases of noncontrolling interests					(46,975)	(46,975)
Distributions to noncontrolling interests				(1,554)	(9,825)	(11,379)
Balance, December 31, 2022	9,730,370	$484,126	$469,666	$11,677	$182,486	$1,147,955

Series A Preferred Stock

As of December 31, 2022, the Series A preferred stock is reported at its redemption value of $484.1 million calculated using the redemption price of $243.3 million plus $240.9 million of accumulated and unpaid dividends on such Series A preferred stock through December 31, 2022.

No dividends were declared on the Series A preferred stock during the years ended December 31, 2022, 2021 and 2020. Dividends on the Series A preferred stock are cumulative, and therefore, will continue to accrue at an annual rate of $1.90625 per share.

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

Series A-1 Preferred Interest

As of December 31, 2022, the Series A-1 preferred interest is reported at its redemption value of $469.7 million calculated using its liquidation value of $225.7 million plus $243.9 million of unpaid interest through December 31, 2022. Interest earned on the Series A-1 preferred interest is cumulative and accrues at an annual rate of 7.625%.

Senior Participating Preferred Interest

As of December 31, 2022, the senior participating preferred interest is reported at its redemption value of $11.7 million using the 4.0% participating interest in the residual value of BOA Plaza, EY Plaza and FIGat7th upon disposition or liquidation.

Series B Preferred Interest

As of December 31, 2022, the Series B preferred interest is reported at its redemption value of $182.5 million calculated using its liquidation value of $175.4 million plus $7.1 million of unpaid preferred returns on such Series B preferred interest through December 31, 2022. Brookfield DTLA is entitled to receive a market rate of return on its contributions, currently 9.0% as of December 31, 2022.

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
(2)The Fund II Series A preferred interest is comprised of two parts, one is a preferred component with the analogous economic terms as the Company’s Series A Preferred Stock and a common component, which is junior to the preferred component of the Series A interest on analogous terms to the relationship between the Company’s Series A Preferred Stock and Common Stock. The Series A preferred interest is junior to the Fund II Series B preferred interest. See Note 7 “Noncontrolling Interests — Series B Preferred Interest”. Amounts paid in respect of the Fund II’s Series A preferred interest are generally available upon distribution to the Company for further distribution in respect of the Company’s Series A Preferred Stock, and, when and if distributed in respect of the Series A Preferred Stock, will be distributed first to accumulated and unpaid dividends and to reduce its unreturned liquidation capital.
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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Stockholders’ Deficit

Common Stock

Brookfield DTLA is authorized to issue up to 1,000,000 shares of common stock, $0.01 par value per share. As of December 31, 2022 and 2021, 1,000 shares of common stock were issued and outstanding. No dividends were declared on the Company’s common stock during the years ended December 31, 2022, 2021 and 2020.

Brookfield DTLA has not paid any cash dividends on its common stock in the past. Any future dividends declared would be at the discretion of Brookfield DTLA’s board of directors and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a dividend is considered, and other relevant factors.

Additional Paid-in Capital

During the years ended December 31, 2022, 2021 and 2020, Brookfield DTLA recorded contributions to additional paid-in capital totaling $1.0 million, $1.0 million and $4.8 million, respectively, from DTLA Holdings, which were used for general corporate purposes.

Note 10—Accumulated Other Comprehensive Loss

A summary of the change in accumulated other comprehensive loss related to Brookfield DTLA’s derivative financial instruments designated as cash flow hedges is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Balance at beginning of year	$—	$—	$(2,341)
Net unrealized gains arising during the year	—	—	562
Reclassification of losses related to terminated interest rate swaps to other expenses included in net income	—	—	1,779
Net changes	—	—	2,341
Balance at end of year	$—	$—	$—

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 11—Financial Instruments

Derivative Financial Instruments

The following table presents the interest rate cap contracts pursuant to the terms of certain of its loan agreements as of December 31, 2022:

	Notional Amount	Strike Rate (1)		Expiration Date

Interest Rate Caps:
Wells Fargo Center–North Tower	$400,000	3.40%	(1)	10/15/2023
Wells Fargo Center–North Tower	65,000	3.40%	(1)	10/15/2023
Wells Fargo Center–North Tower	35,000	3.40%	(1)	10/15/2023
Wells Fargo Center–South Tower	263,219	2.87%	(1)	11/4/2023
EY Plaza	275,000	6.02%	(2)	10/15/2023
EY Plaza	30,000	6.02%	(2)	10/15/2023
Gas Company Tower (3)	350,000	4.00%	(2)	2/15/2023
Gas Company Tower (3)	65,000	4.00%	(2)	2/15/2023
Gas Company Tower (3)	50,000	4.00%	(2)	2/15/2023
Total derivatives not designated as cash flow hedging instruments	$1,533,219
__________
(1)The index used for these derivative financial instruments is 1-Month SOFR.
(2)The index used for these derivative financial instruments is 1-Month LIBOR.
(3)As of the issuance date of this Annual Report, debt secured by Gas Company Tower is in maturity default, and the related interest rate cap contracts expired. See Note 18 “Subsequent Event” for details.

A summary of the fair value of Brookfield DTLA’s derivative financial instruments is as follows:

		Fair Value as of December 31,
	Balance Sheet Location	2022	2021

Derivatives not designated as hedging instruments: Interest rate caps	Prepaid and other assets, net	$10,262	$46

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the gain recorded on interest rate swaps for the year ended December 31, 2020:

	Gain Recognized in OCL	Loss Reclassified from AOCL to Consolidated Statements of Operations

Derivatives designated as cash flow hedging instruments:
For the year ended:
December 31, 2020	$562	$(1,779)	(1)
__________
(1)Included in other expenses in the consolidated statements of operations.

In September 2020, in conjunction with the extinguishment of our loans that previously encumbered EY Plaza, the Company terminated the related LIBOR-based interest rate swap contracts.

Unrealized (loss) gain on interest rate cap contracts recognized in the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020 were $(1,832) thousand, $41 thousand and $(127) thousand, respectively.

Other Financial Instruments

Brookfield DTLA’s other financial instruments that are exposed to concentrations of credit risk consist primarily of bank deposits and rents receivable. Brookfield DTLA places its bank deposits with major commercial banks. Cash balances with any one institution may at times be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000.

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Rents, Deferred Rents and Other Receivables, Net” for a discussion of assessments regarding the collectibility of rents and deferred rents receivable and related adjustments made during the year ended December 31, 2022, 2021 and 2020.

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

The fair value of interest rate cap contracts was $10,262 thousand and $46 thousand as of December 31, 2022 and 2021, respectively. The Company classified them as Level 2 in the fair value hierarchy.

Nonrecurring Measurements—

As of December 31, 2022, assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consisted of real estate assets and their associated intangible assets that have been written down to estimated fair value for impairment losses. Such impairment losses of $112.1 million were related to Wells Fargo Center — South Tower. In comparison, as of December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a nonrecurring basis. Refer to Note 2—“Basis of Presentation and Summary of Significant Accounting Policies—Impairment Review” for further discussion.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company uses the discounted cash flow method to assess the fair value of investments in real estate, including Wells Fargo Center — South Tower. All inputs used to value investments in real estate fall within Level 3 of the fair value hierarchy. Even if observable market data is available, such inputs are considered Level 3 if any significant data point used in the valuation process is not observable. When estimating the fair value of our investments in real estate, we assessed the expected undiscounted cash flows based upon numerous factors. These factors include, but are not limited to, available market information, known trends, current market/economic conditions that may affect the asset, and historical and forecasted financial and operating information relating to the property, such as net operating income, leasing activity statistics, vacancy projections, renewal percentage, and rent collection rates. Fair value is primarily determined by discounting the expected future cash flows, generally over a term of 10 years including a terminal value based on the application of a capitalization rate to estimated year 11 cash flows. The measurement of the fair value of the Company's investment is impacted by the discount rate and terminal capitalization rate utilized in the discounted cash flows model which are significant unobservable inputs. As of December 31, 2022, the discount and terminal capitalization rates used in the discounted cash flows model of Wells Fargo Center — South Tower, which was measured at fair value on a nonrecurring basis, were 9.3% and 5.8%, respectively.

The following table presents the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3

Investments in Real Estate Assets	$311,066	$—	$—	$311,066

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

	As of December 31,
	2022	2021

Fair Value	$2,265,201	$2,263,160
Carrying value	$2,279,573	$2,530,921

Other financial instruments — As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, other assets, accounts payable and other liabilities, and balances with affiliates approximate fair value because of the short-term nature of these instruments.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13—Related Party Transactions

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the years ended December 31, 2022, 2021 and 2020:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and Brookfield Corporation	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Affiliate of the Manager	3.00% of hard and soft construction costs
Entitlement	Affiliate of the Manager	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000
A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Property management	$8,045	$8,037	$8,035
Asset management (2)	$6,346	$6,166	$6,040
Leasing	$1,549	$1,607	$2,105
Construction management	$1,148	$400	$3,239
Development management (1)	$1,230	$1,881	$1,007
Entitlement	$111	$639	$—
General, administrative and reimbursable expenses	$3,904	$2,807	$2,492
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of year end to the costs incurred during the year.
(2)As of December 31, 2022 and 2021, asset management fee payables totaled $3.2 million and $0.0 million, respectively.

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

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Agreements

Properties held by certain Brookfield DTLA subsidiaries and affiliates are covered under insurance policies entered into by the Manager that provide, among other things, all risk property and business interruption coverage for BPY’s commercial portfolio with a portfolio shared aggregate limit of $2.5 billion per occurrence as well as an aggregate limit of $500.0 million of earthquake insurance for California, and $350.0 million of flood and weather catastrophe insurance. In addition, Brookfield DTLA’s properties are covered by a terrorism insurance policy that provides a maximum of $4.0 billion per occurrence for all of BPY’s properties located in the United States. Brookfield DTLA is in compliance with the contractual obligations regarding terrorism insurance contained in such policies. Insurance premiums for Brookfield DTLA’s properties are paid by the Manager. Brookfield DTLA reimburses the Manager for the amount of fees and expenses related to such policies that have been allocated to the Company’s properties as determined by the Manager in its reasonable discretion taking into consideration certain facts and circumstances, including the value of the Company’s properties.

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Insurance expense (1)	$12,905	$12,473	$11,836

(1)An affiliate of Brookfield Corporation secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of Brookfield Corporation ceased charging such fee. Fees incurred for these services totaled $244 thousand and $282 thousand during the years ended December 31, 2021 and 2020, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $127 thousand, $129 thousand and $149 thousand during the years ended December 31, 2022, 2021 and 2020, respectively.

Other Related Party Transactions with Brookfield Corporation Affiliates

A summary of the impact of other related party transactions with Brookfield Corporation affiliates on the Company’s consolidated statements of operations is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Lease income (1)	$14,315	$13,343	$11,443
Parking revenue (1)	$988	$1,001	$1,317
Interest and other revenue	$—	$—	$51
Rental property operating and maintenance expense (2)	$—	$318	$577
Other expenses	$—	$—	$90
Interest expense (3)(4)	$3,087	$2,201	$1,982
__________

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(1)In September 2019, Brookfield Corporation acquired a significant interest in Oaktree Capital Group, LLC (“Oaktree”), an existing tenant at Wells Fargo Center–North Tower. Lease income and parking revenue from Oaktree and its subsidiaries have been reported as related party transactions since the date of acquisition by Brookfield Corporation.
(2)Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties supplied by an affiliate of Brookfield Corporation. In July 2021, such supplier was acquired by third parties.
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $146 thousand and $84 thousand as of December 31, 2022 and 2021, respectively, and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 5—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by Brookfield Corporation.
(4)In February 2021, Brookfield Corporation purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two-year period at a floating interest rate of one-month LIBOR + 2.35%. The transaction was conducted on an arm’s length basis at fair market value. In September 2021, this CMBS was sold to Brookfield Corporation Reinsurance Ltd., an affiliate of Brookfield Corporation. During the years ended December 31, 2022 and 2021, the Company incurred interest expense of $712 thousand and $391 thousand, respectively, on this CMBS to Brookfield Corporation.

The Manager or its affiliates may incur certain out-of-pocket expenses on behalf of the Company and pass through such expenses at cost to the Company.

Note 14—Future Minimum Base Rents

Brookfield DTLA leases space to tenants primarily under non-cancelable operating leases that generally contain provisions for payment of base rent plus reimbursement of certain operating expenses. The table below presents the undiscounted cash flows for future minimum base rents to be received from tenants under executed non-cancelable office and retail leases as of December 31, 2022:

2023	$151,283
2024	144,415
2025	131,058
2026	115,960
2027	88,806
Thereafter	471,023
Total future minimum base rents	$1,102,545

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

Concentration of Lease Income Risk

During the years ended December 31, 2022, 2021 and 2020, BOA Plaza, Wells Fargo Center–North Tower, Wells Fargo Center–South Tower, Gas Company Tower, EY Plaza and 777 Tower each contributed more than 10% of Brookfield DTLA’s consolidated lease revenue. The revenue generated by these six properties totaled 96%, 95% and 97% of Brookfield DTLA’s consolidated revenue during the years ended December 31, 2022, 2021 and 2020, respectively.

Capital Commitments

As of December 31, 2022, the Company had $25.4 million in tenant-related commitments, including tenant improvements, tenant inducements and leasing commissions, which are based on executed leases. As of December 31, 2022, $16.4 million of our tenant-related commitments were expected to be paid in 2023 and $6.7 million in 2024.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Quarterly Financial Information (Unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2022 and 2021:

	Quarter
	First	Second	Third	Fourth
2022
Total revenue	$72,021	$73,722	$74,531	$75,626
Total expenses	82,631	86,611	191,050	124,935
Total other income	213	378	395	244
Net loss	(10,397)	(12,511)	(116,124)	(49,065)
Net income (loss) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,303	4,303	4,303
Senior participating preferred interest redemption measurement adjustments	(201)	142	(4,016)	(4,173)
Series B preferred interest returns	3,750	3,562	3,401	3,719
Series B common interest – allocation of net (loss) income	(3,064)	(12,196)	86,545	16
Net loss attributable to Brookfield DTLA	(15,185)	(8,322)	(206,357)	(52,930)
Series A preferred stock dividends	4,637	4,637	4,637	4,638
Net loss attributable to common interest holders of Brookfield DTLA	$(19,822)	$(12,959)	$(210,994)	$(57,568)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarter
	First	Second	Third	Fourth
2021
Total revenue	$69,692	$69,210	$68,820	$76,076
Total expenses	87,625	82,925	83,486	84,070
Total other income	199	97	268	232
Net loss	(17,734)	(13,618)	(14,398)	(7,762)
Net income (loss) attributable to noncontrolling interests:
Series A-1 preferred interest returns	4,303	4,302	4,303	4,304
Senior participating preferred interest redemption measurement adjustments	601	299	(325)	453
Series B preferred interest returns	4,282	4,146	3,896	3,739
Series B common interest – allocation of net income (loss)	15,204	(6,669)	27,222	(2,563)
Net loss attributable to Brookfield DTLA	(42,124)	(15,696)	(49,494)	(13,695)
Series A preferred stock dividends	4,637	4,638	4,637	4,637
Net loss attributable to common interest holders of Brookfield DTLA	$(46,761)	$(20,334)	$(54,131)	$(18,332)

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Investments in Real Estate

A summary of information related to Brookfield DTLA’s investments in real estate as of December 31, 2022 is as follows:

	Encum- brances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Accum- ulated Depre- ciation (4)		Year Acquired or Con- structed (5)
		Land	Buildings and Improve- ments	Buildings and Improve- ments		Land		Buildings and Improve- ments (1)(2)		Total (3)
Los Angeles, CA
Wells Fargo Center– North Tower 333 S. Grand Avenue	$500,000	$41,024	$448,562	$167,437		$41,024		$615,999		$657,023	$134,932		2013 A
BOA Plaza 333 S. Hope Street	400,000	54,163	342,164	80,610		54,163		422,775		476,938	132,187		2006 A
Wells Fargo Center– South Tower 355 S. Grand Avenue	265,447	21,231	388,761	(93,353)	(6)	15,658	(6)	295,408	(6)	311,066	—	(7)	2013 A
Gas Company Tower 525-555 W. Fifth Street	465,000	20,742	392,650	76,249		20,742		468,898		489,640	102,965		2013 A
EY Plaza 725 S. Figueroa Street	305,000	47,385	242,108	97,083		47,385		339,189		386,574	98,129		2006 A
777 Tower 777 S. Figueroa Street	288,939	38,010	293,958	54,625		38,010		348,583		386,593	67,168		2013 A
FIGat7th 735 S. Figueroa Street	58,500	—	44,743	30,244		—		74,988		74,988	26,001		2013 C
	$2,282,886	$222,555	$2,152,946	$412,895		$216,982		$2,565,840		$2,782,822	$561,382
__________
(1)Land improvements are combined with building improvements for financial reporting purposes and are carried at cost.
(2)Includes tenant improvements.
(3)The aggregate gross cost of Brookfield DTLA’s investments in real estate for federal income tax purposes approximated $3.0 billion as of December 31, 2022.
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
(6)Includes reductions in costs of $187.8 million and $5.6 million related to Wells Fargo Center — South Tower’s buildings and improvements, and land, respectively, during the year ended December 31, 2022, due to impairment. See the table below for the cost rollforward of Brookfield DTLA’s investments in real estate.
(7)Includes reductions in accumulated depreciation of $82.3 million related to Wells Fargo Center — South Tower’s buildings and improvements during the year ended December 31, 2022 due to impairment. See the table below for the accumulated deprecation rollforward of Brookfield DTLA’s investments in real estate.

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a reconciliation of Brookfield DTLA’s investments in real estate:

	For the Year Ended December 31,
	2022	2021	2020
Investments in Real Estate
Balance at beginning of year	$2,949,851	$2,967,431	$2,925,575
Additions during the year:
Improvements	50,394	6,653	78,469
Deductions during the year:
Dispositions	—	—	—
Writeoff of fully depreciated investments in real estate	24,008	24,233	36,613
Impairment charges related to Wells Fargo Center — South Tower	193,415	—	—
Balance at end of year	$2,782,822	$2,949,851	$2,967,431

The following is a reconciliation of Brookfield DTLA’s accumulated depreciation on its investments in real estate:

	For the Year Ended December 31,
	2022	2021	2020
Accumulated Depreciation
Balance at beginning of year	$580,403	$517,329	$466,405
Additions during the year:
Depreciation expense	87,314	87,307	87,537
Deductions during the year:
Writeoff of fully depreciated investments in real estate	24,008	24,233	36,613
Impairment charges related to Wells Fargo Center — South Tower	82,327	—	—
Balance at end of year	$561,382	$580,403	$517,329
.y

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 18—Subsequent Event

Gas Company Tower Loans and 777 Tower Loans Defaults— See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Liquidity and Going Concern” for detailed discussion.

FIGat7th Loan Extension — See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies — Significant Accounting Policies — Liquidity and Going Concern” for detailed discussion.

Voluntary Delisting of Series A Preferred Stock — On March 31, 2023, Brookfield DTLA notified the New York Stock Exchange of its intention to voluntarily delist its Series A preferred stock from the New York Stock Exchange. See Part II, Item 9B. “Other Information.” for detailed discussion.

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

As required by SEC Rule 13a-15(b), Brookfield DTLA carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of Brookfield DTLA’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, G. Mark Brown, our principal executive officer, and Bryan D. Smith, our principal financial officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including Messrs. Brown and Smith, evaluated the effectiveness of Brookfield DTLA’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in Brookfield DTLA’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the measures taken to combat the spread of the COVID-19 pandemic. We are continually monitoring and assessing the impact of the measures taken to combat the spread of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.    Other Information.

On March 31, 2023, Brookfield DTLA notified the New York Stock Exchange of its intention to voluntarily delist its Series A preferred stock from the New York Stock Exchange (the “NYSE”).

On or about April 10, 2023, the Company intends to file with the SEC a Form 25 Notification of Removal from Listing to delist and deregister the Series A preferred stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting of the Series A preferred stock is expected to become effective on or about April 21, 2023. In connection with the foregoing, the Company also intends to file a Form 15 with the SEC to suspend its reporting obligations under the Exchange Act. It is expected that the last day of trading of the Series A preferred stock on the NYSE will be on or about April 20, 2023 and that the Company’s Series A preferred stock will be removed from listing and registration on the NYSE at the opening of the next business day. After the delisting and deregistration of the Series A preferred stock, Brookfield DTLA intends to continue to make unaudited annual and quarterly financial statements available to investors. Brookfield DTLA also will seek to have the Series A preferred stock quoted on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”) in the OTC Pink Limited Information marketplace, although it cannot provide any assurance that any broker-dealer will make a market in the Series A preferred stock, which is a requirement for Pink Sheet quotation.

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

Our current executive officers are as follows:

Name	Age	Position	Executive Officer Since

G. Mark Brown	58	Chairman of the Board and Principal Executive Officer of Brookfield DTLA (also a Managing Partner in Brookfield Corporation’s real estate group)	2017
Bryan D. Smith	52	Chief Financial Officer of Brookfield DTLA (also a Managing Director in Brookfield Corporation’s real estate group)	2018

G. Mark Brown was appointed Chairman of the Board and Principal Executive Officer of Brookfield DTLA in 2017. He has served on the board of directors since the Company was formed in 2013. Mr. Brown is a Managing Partner in Brookfield Asset Management Inc. (“BAM” or Brookfield Corporation effective December 2022)’s real estate group. He has been employed by the Manager since 2000, and has held various senior executive roles, including Global Chief Investment Officer. The board of directors appointed Mr. Brown as Chairman of the Board and Principal Executive Officer based on, among other factors, his knowledge of the Company and his experience in commercial real estate.

Bryan D. Smith was appointed Chief Financial Officer of Brookfield DTLA in August 2018. Mr. Smith is a Managing Director in Brookfield Corporation’s real estate group, and has been employed by the Manager since March 2018. Prior to joining Brookfield, Mr. Smith was the Chief Financial Officer of the U.S. real estate business at a global private equity firm and also held various accounting roles in global accounting and financial services firms. The board of directors appointed Mr. Smith as Chief Financial Officer based on, among other factors, his experience in finance and commercial real estate.

Directors of the Registrant

Our current board of directors is as follows:

Name	Age	Position	Director Since

G. Mark Brown	58	Director (also Chairman of the Board and Principal Executive Officer of Brookfield DTLA, and a Managing Partner in Brookfield Corporation’s real estate group)	2013
Michelle L. Campbell	52	Director (also Senior Vice President, Secretary of Brookfield DTLA and Senior Vice President in Brookfield Corporation’s real estate group)	2014
Andrew Dakos	57	Director	2017
Murray Goldfarb	48	Director (also a Managing Partner in Brookfield Corporation’s real estate group)	2018
Phillip Goldstein	78	Director	2017
Ian Parker	58	Director	2017
Robert L. Stelzl	77	Director	2014

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

G. Mark Brown has served on the board of directors since Brookfield DTLA was formed in 2013 and has served as Chairman of the Board and the Company’s Principal Executive Officer since 2017. He is a Managing Partner in Brookfield Corporation’s real estate group. He has been employed by the Manager since 2000 in various senior executive roles, including Global Chief Investment Officer. The board of directors nominated Mr. Brown to serve as a director based on, among other factors, his knowledge of the Company and his experience in commercial real estate.

Michelle L. Campbell has served on the board of directors since 2014 and has served as Senior Vice President and Secretary of Brookfield DTLA since 2016 and as Vice President and Secretary of the Company since it was formed in 2013. Ms. Campbell is a Senior Vice President in Brookfield Corporation’s real estate group and has been employed by the Manager in various legal positions since 2007. The board of directors nominated Ms. Campbell to serve as a director based on, among other factors, her knowledge of the Company and her experience in legal matters and commercial real estate.

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

Murray Goldfarb has served on the board of directors since August 2018. Mr. Goldfarb is a Managing Partner in Brookfield Corporation’s real estate group. He has been employed by the Manager since 2012. The board of directors nominated Mr. Goldfarb to serve as a director based on, among other factors, his knowledge of the Company and its affiliates and his experience in legal matters and commercial real estate.

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

Robert L. Stelzl has served on the board of directors since 2014. Mr. Stelzl also has served as a member of the board of directors of Brookfield Real Estate Income Trust Inc. since 2021 and Brookfield Residential Properties Inc. since 2011. Mr. Stelzl served on the Van Eck family of mutual funds’ board of trustees and chair of its Governance Committee from 2007 through 2021. Mr. Stelzl is a private real estate investor and investment manager. He currently serves as trustee of several private trusts which hold substantial real estate and other assets. In 2003 he retired from a private, global real estate equity fund manager after 14 years as principal and member of the Investment Committee. The board of directors nominated Mr. Stelzl to serve as a director based on, among other factors, his experience in commercial real estate and finance.

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

Changes to Nominating Procedures for Use by Security Holders

There were no material changes to the procedures by which stockholders may recommend nominees to the board of directors during the year ended December 31, 2022.

Board Governance Documents

The board of directors maintains a charter for its Audit Committee, has adopted written policies regarding the Approval of Audit and Non-Audit Services Provided by the External Auditor and has adopted Corporate Governance Guidelines. The board of directors has also adopted the Code of Business Conduct and Ethics and Personal Trading Policy of Brookfield Corporation, each applicable to the directors, officers and employees of Brookfield Corporation and its subsidiaries. The Company is an indirect subsidiary of Brookfield Corporation.

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

We intend to disclose on the Company’s website, http://www.dtlaofficefund.com, under “Reports & Filings—Governance Documents” any amendment to, or waiver of, any provisions of Brookfield Corporation’s Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the SEC or the NYSE.

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

Compensation of Directors

The following table summarizes the compensation earned by our non-management directors, Messrs. Dakos, Goldstein, Parker and Stelzl during the fiscal year ended December 31, 2022. Directors, Messrs. Brown, Goldfarb, and Ms. Campbell do not receive any additional compensation from the Company for his or her services as a director.

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

COMPENSATION COMMITTEE REPORT

The board of directors of Brookfield DTLA Fund Office Trust Investor Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) (§229.402(b)) with management; and based on the review and discussions referred to in paragraph (e)(5)(i)(A) of this Item, the board of directors recommended that the Compensation Discussion and Analysis be included in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
and Related Stockholder Matters.

Principal Stockholders

Common Stock

As of March 24, 2023, DTLA Holdings owns 100% of the issued and outstanding shares of Brookfield DTLA’s common stock.

Security Ownership of our Directors and Executive Officers

Common Stock

As of March 24, 2023, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s common stock.

Series A Preferred Stock

As of March 24, 2023, none of Brookfield DTLA’s current directors or current executive officers owns any shares of the Company’s Series A preferred stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

Under Brookfield DTLA’s Corporate Governance Guidelines, each director is required to inform the board of directors of any potential or actual conflicts, or what might appear to be a conflict of interest he or she may have with the Company. If a director has a personal interest in a matter before the board of directors or a committee, he or she must not participate in any vote on the matter except where the board of directors or the committee has expressly determined that it is appropriate for him or her to do so. Under Brookfield Corporation’s Code of Business Conduct and Ethics, officer and employee conflicts of interest are generally prohibited as a matter of Company policy.

Management Agreements

Certain subsidiaries of Brookfield DTLA have entered into arrangements with the Manager, pursuant to which the Manager provides property management and various other services. The following table presents the basis of fees incurred to the Manager and Brookfield affiliates during the years ended December 31, 2022, 2021 and 2020:

Fee Type	Affiliate	Fee Description
Property management	The Manager	2.75% of rents collected (as defined in the management agreements)
Asset management	BPY and Brookfield Corporation	0.75% of DTLA Holdings’ invested equity in Brookfield DTLA’s properties
Leasing	The Manager and Brookfield affiliates	1.00% to 4.00% of expected rents, depending on the terms of the lease and whether a third-party broker was paid a commission for the transaction
Construction management	The Manager	3.00% of hard and soft construction costs
Development management	Affiliate of the Manager	3.00% of hard and soft construction costs
Entitlement	Affiliate of the Manager	20.00% of the entitlement costs incurred by BOA Plaza, if the entitlement budget is less than $3,000,000

A summary of fees and costs incurred by the applicable Brookfield DTLA subsidiaries under these arrangements is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Property management	$8,045	$8,037	$8,035
Asset management (2)	$6,346	$6,166	$6,040
Leasing	$1,549	$1,607	$2,105
Construction management	$1,148	$400	$3,239
Development management (1)	$1,230	$1,881	$1,007
Entitlement	$111	$639	$—
General, administrative and reimbursable expenses	$3,904	$2,807	$2,492
__________
(1)Amounts presented are calculated by applying the Company’s ownership interest percentage in the unconsolidated real estate joint venture as of year end to the costs incurred during the year.
(2)As of December 31, 2022 and 2021, asset management fee payables totaled $3.2 million and $0.0 million, respectively.

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

A summary of costs incurred by the applicable Brookfield DTLA subsidiaries and affiliates under this arrangement, which are included in rental property operating and maintenance expense in the consolidated statements of operations, is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Insurance expense (1)	$12,905	$12,473	$11,836
(1)An affiliate of Brookfield Corporation secures insurance policies for the Company through third-party brokers and insurance companies and charges the Company a fee for the services it provides. Fees charged vary but will not exceed 2.50% of the total net insurance premiums of the Company and its covered properties. Effective November 1, 2021, this affiliate of Brookfield Corporation ceased charging such fee. Fees incurred for these services totaled $244 thousand and $282 thousand during the years ended December 31, 2021 and 2020, respectively. Additionally, the Company’s terrorism insurance coverage is purchased through a captive facility that is an affiliate of BPY. Insurance premiums incurred totaled $127 thousand, $129 thousand and $149 thousand during the years ended December 31, 2022, 2021 and 2020, respectively.

Other Related Party Transactions with Brookfield Corporation Affiliates

A summary of the impact of other related party transactions with Brookfield Corporation affiliates on the Company’s consolidated statements of operations is as follows:

	For the Year Ended December 31,
	2022	2021	2020

Lease income (1)	$14,315	$13,343	$11,443
Parking revenue (1)	$988	$1,001	$1,317
Interest and other revenue	$—	$—	$51
Rental property operating and maintenance expense (2)	$—	$318	$577
Other expenses	$—	$—	$90
Interest expense (3)(4)	$3,087	$2,201	$1,982
__________
(1)In September 2019, Brookfield Corporation acquired a significant interest in Oaktree Capital Group, LLC (“Oaktree”), an existing tenant at Wells Fargo Center–North Tower. Lease income and parking revenue from Oaktree and its subsidiaries have been reported as related party transactions since the date of acquisition by Brookfield Corporation.
(2)Amounts presented are for purchases of chilled water for air conditioning at one of the Company’s properties supplied by an affiliate of Brookfield Corporation. In July 2021, such supplier was acquired by third parties.
(3)A subsidiary of Oaktree is the lender of the $35.0 million mezzanine loan secured by Wells Fargo Center–North Tower. Interest payable to the lender totaled $146 thousand and $84 thousand as of December 31, 2022 and 2021, respectively, and is reported as part of accounts payable and other liabilities in the consolidated balance sheets. See Note 5—“Secured Debt, Net.” Interest expense on this loan has been reported as a related party transaction since the date of acquisition by Brookfield Corporation.
(4)In February 2021, Brookfield Corporation purchased $18.2 million of commercial mortgage-backed securities (“CMBS”) secured by the Gas Company Tower loans in the open market. The CMBS are payable in monthly installments over a two -year period at a floating interest rate of one-month LIBOR + 2.35%. The transaction was conducted on an arm’s length basis at fair market value. In September 2021, this CMBS was sold to Brookfield Corporation Reinsurance Ltd., an affiliate of Brookfield Corporation. During the years ended December 31, 2022 and 2021, the Company incurred interest expense of $712 thousand and $391 thousand, respectively, on this CMBS to Brookfield Corporation.

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

In accordance with NYSE Rules and our Corporate Governance Guidelines, on March 27, 2023, the board of directors affirmatively determined that each of the following directors is and was independent within the meaning of both the Company’s and the NYSE’s director independence standards, as then in effect:

Robert L. Stelzl
Andrew Dakos
Phillip Goldstein

Item 14.    Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to Brookfield DTLA for professional services rendered by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”) (PCAOB ID No. 34):

Fees (1)	For the Year Ended December 31,
	2022	2021

Audit fees (2)	$822,970	$799,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$822,970	$799,000
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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the Years Ended December 31, 2022, 2021 and 2020
All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3.	Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Incorporation of Brookfield DTLA Fund Office Trust Investor Inc.	S-4	333-189273	3.1	June 12, 2013

3.2	Second Amended and Restated Bylaws of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	3.2	August 14, 2014

3.3	Articles of Incorporation of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.3	June 12, 2013

3.4	Bylaws of Brookfield DTLA Fund Office Trust Inc.	S-4	333-189273	3.4	June 12, 2013

3.5	Articles of Amendment of Brookfield DTLA Fund Office Trust Inc.	S-4/A	333-189273	3.5	October 9, 2013

4.1	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.1	August 27, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

4.2	Articles Supplementary of Brookfield DTLA Fund Office Trust Investor Inc. 15% Series B Cumulative Non-Voting Preferred Stock	S-4/A	333-189273	4.2	August 27, 2013

4.3	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 7.625% Series A Cumulative Redeemable Preferred Stock	S-4/A	333-189273	4.3	August 27, 2013

4.4	Articles Supplementary of Brookfield DTLA Fund Office Trust Inc. 15% Series B Cumulative Non-Voting Preferred Stock	S-4/A	333-189273	4.4	August 27, 2013

4.5	Form of Certificate of 7.625% Series A Cumulative Redeemable Preferred Stock of Brookfield DTLA Fund Office Trust Investor Inc.	10-K	001-36135	4.1	April 8, 2014

10.1	Indemnification Agreement of Brookfield DTLA Fund Office Trust Investor Inc.	8-K	001-36135	10.1	November 4, 2013

10.2	Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	8-K	001-36135	10.1	April 1, 2019

10.3	First Amendment to the Limited Liability Company Agreement of Brookfield DTLA Fund Properties II LLC	10-K	001-36135	10.3	March 25, 2021

10.4	Limited Liability Company Agreement of Brookfield DTLA Fund Properties III LLC	8-K	001-36135	10.2	April 1, 2019

10.5	Loan Agreement dated as of February 6, 2018 by and between BOP FIGat7th LLC, as Borrower, and Metropolitan Life Insurance Company, as Lender	8-K	001-36135	10.3	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.6	Guaranty as of February 6, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Metropolitan Life Insurance Company (“Lender”)	10-K	001-36135	10.5	April 1, 2019

10.7	Mortgage Loan Agreement dated as of September 23, 2020 among EYP Realty, LLC, as Borrower, and Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, collectively, as Lenders	8-K	001-36135	10.1	March 25, 2021

10.8	Limited Recourse Guaranty, made as of September 23, 2020 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association, collectively, as Lender	8-K	001-36135	10.2	March 25, 2021

10.9	Mezzanine Loan Agreement dated as of September 23, 2020 among EYP Mezzanine, LLC, as Borrower, and Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Bank, National Association, collectively, as Lenders	8-K	001-36135	10.3	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.10	Mezzanine Limited Recourse Guaranty, made as of September 23, 2020 by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Bank, National Association, collectively, as Lender	8-K	001-36135	10.4	March 25, 2021

10.11	Loan Agreement dated as of September 21, 2018 among North Tower, LLC, as Borrower, the Financial Institutions party hereto and their Assignees under Section 18.15, as Lenders, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and Natixis, New York Branch, as Joint Lead Arranger	8-K	001-36135	10.6	April 1, 2019

10.12	Completion Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.10	April 1, 2019

10.13	Limited Recourse Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lender	10-K	001-36135	10.11	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.14	Unfunded Obligations Guaranty dated September 21, 2018 by Brookfield DTLA Holdings LLC (the “Guarantor”) in favor of Citibank, N.A. (the “Administrative Agent”) and each of the Lenders	10-K	001-36135	10.12	April 1, 2019

10.15	Mezzanine A Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine, LLC, as Borrower, and Mirae Asset Daewoo Co., Ltd., as Lender	8-K	001-36135	10.7	April 1, 2019

10.16	Mezzanine B Loan Agreement dated as of September 21, 2018 between North Tower Mezzanine II, LLC, as Borrower, and Citi Global Markets Realty Corp., as Lender	8-K	001-36135	10.8	April 1, 2019

10.17	Mortgage Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth, LLC and Maguire Properties – 350 S. Figueroa, LLC, collectively, as Borrowers, and Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A., collectively, as Lenders	8-K	001-36135	10.5	March 25, 2021

10.18	Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A., collectively, as Lender	8-K	001-36135	10.6	March 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.19	Mezzanine A Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth Mezz I, LLC, as Borrower, and Citigroup Global Markets Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as Lenders	8-K	001-36135	10.7	March 25, 2021

10.20	Mezzanine A Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Citigroup Global Markets Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC, collectively, as Lender	8-K	001-36135	10.8	March 25, 2021

10.21	Mezzanine B Loan Agreement dated as of February 5, 2021 among Maguire Properties – 555 W. Fifth Mezz II, LLC, as Borrower, and SBAF Mortgage Fund I/Lender, LLC, as Lender	8-K	001-36135	10.9	March 25, 2021

10.22	Mezzanine B Limited Recourse Guaranty, made as of February 5, 2021, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of SBAF Mortgage Fund I/Lender, LLC, as Lender	8-K	001-36135	10.10	March 25, 2021

10.23	Loan Agreement, dated as of October 31, 2019, by and among Maguire Properties – 777 Tower LLC, as Borrower, each of the financial institutions initially a signatory hereto together with their assignees, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Bookrunner	8-K	001-36135	10.1	March 26, 2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.24	Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.2	March 26, 2020

10.25	Mezzanine Loan Agreement, dated as of October 31, 2019, by and among, 777 Tower Mezzanine, LLC, as Borrower, and Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.3	March 26, 2020

10.26	Mezzanine Limited Guaranty, made as of October 31, 2019, by Brookfield DTLA Holdings LLC, as Guarantor, in favor of Mesa West Core Lending Fund, LLC, as Lender	8-K	001-36135	10.4	March 26, 2020

10.27	Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement	8-K	001-36135	N/A	February 10, 2023

10.28	Loan Agreement dated as of November 5, 2018 by and among Maguire Properties–355 S. Grand, LLC, as Borrower, Landesbank Hessen-Thüringen Girozentrale, as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Landesbank Hessen-Thüringen Girozentrale, Barclays Bank PLC and Natixis, New York Branch, as Joint Lead Arrangers. Landesbank Hessen-Thüringen Girozentrale as Hedge Coordinator, and the Financial Institutions now or hereafter signatories hereto and their assignees, as Lenders	8-K	001-36135	10.9	April 1, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.29	Limited Guaranty made as of November 5, 2018 by Brookfield DTLA Holdings LLC (“Guarantor”) in favor of Landesbank Hessen-Thüringen Girozentrale, New York Branch, as Administrative Agent on behalf of the Lenders (together with its successors and assigns, “Administrative Agent”) and each of the Lenders party to the Loan Agreement	8-K	001-36135	10.10	April 1, 2019

10.30	Loan Agreement, dated as of August 7, 2014, among 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as Borrower, Wells Fargo Bank, National Association, as Lender, and Citigroup Global Markets Realty Corp., as Lender	10-K	001-36135	10.24	March 31, 2015

10.31	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 7, 2014, by 333 South Hope Co. LLC and 333 South Hope Plant LLC, collectively, as grantor, to Fidelity National Title Company, as trustee, for the benefit of Wells Fargo Bank, National Association and Citigroup Global Markets Realty Corp., collectively, as beneficiary	10-K	001-36135	10.25	March 31, 2015

10.32	Guaranty of Recourse Obligations dated as of August 7, 2014	10-K	001-36135	10.26	March 31, 2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

10.33	Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.27	March 31, 2015

10.34	Side Letter regarding Reserve Guaranty dated as of August 7, 2014	10-K	001-36135	10.28	March 31, 2015

21.1*	List of Subsidiaries of the Registrant as of December 31, 2022

31.1*	Certification of Principal Executive Officer dated March 31, 2023 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer dated March 31, 2023 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer dated March 31, 2023 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(b)	Exhibits Required by Item 601 of Regulation S-K
See Item 3 above.

(c)	Financial Statement Schedules
See Item 2 above.
__________
*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2023

BROOKFIELD DTLA FUND OFFICE TRUST INVESTOR INC.
Registrant

By:	/s/ G. MARK BROWN
G. Mark Brown
Chairman of the Board
(Principal executive officer)

By:	/s/ BRYAN D. SMITH
Bryan D. Smith
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2023	By:	/s/ G. MARK BROWN
G. Mark Brown Chairman of the Board (Principal executive officer)

	March 31, 2023	By:	/s/ BRYAN D. SMITH
Bryan D. Smith Chief Financial Officer (Principal financial and accounting officer)

	March 31, 2023	By:	/s/ MICHELLE L. CAMPBELL
Michelle L. Campbell Senior Vice President, Secretary and Director

	March 31, 2023	By:	/s/ ANDREW DAKOS
Andrew Dakos Director

	March 31, 2023	By:	/s/ MURRAY GOLDFARB
Murray Goldfarb Director

	March 31, 2023	By:	/s/ PHILLIP GOLDSTEIN
Phillip Goldstein Director

	March 31, 2023	By:	/s/ IAN PARKER
Ian Parker Director

	March 31, 2023	By:	/s/ ROBERT L. STELZL
Robert L. Stelzl Director